Form 10-K/A
period 2013-11-30
NOVAGOLD RESOURCES INC
filed 2014-03-27
CIK 1173420

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

Based on the last sale price on the NYSE-MKT of the registrant’s Common Shares on May 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) of $2.52 per share, the aggregate market value of the voting Common Shares held by non-affiliates was approximately $494,525,075.

As of March 14, 2014, the registrant had 317,297,868 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOVAGOLD RESOURCES INC.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of NOVAGOLD RESOURCES INC. (“NOVAGOLD”, “we”, “our”, “us”, or the “Company”) for the year ended November 30, 2013, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2014, is being filed to include the responses to the items required by Part III that we previously intended to incorporate by reference to the proxy statement for our 2014 annual meeting of shareholders. Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Except as specifically provided otherwise herein, this Amendment No. 1 does not reflect events occurring after February 12, 2014, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K originally filed on February 12, 2014.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2013.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to our current Directors and executive officers. The term for each Director expires at the next annual meeting of Shareholders or at such time as a qualified successor is appointed, upon ceasing to meet the qualifications for election as a director, upon death, upon removal by the Shareholders or upon delivery or submission to the Company of the Director's written resignation, unless the resignation specifies a later time of resignation.  Each executive officer shall hold office until the earliest of the date the officer’s resignation becomes effective, the date a successor is appointed or the officer ceases to be qualified for that office, or the date the officer is terminated by the Board of Directors of the Company. The name, location of residence, age, and office held by each Director and executive officer, current as of March 14, 2014, has been furnished by each of them and is presented in the following table.  Unless otherwise indicated, the address of each Director and executive officer in the table set forth below is care of NOVAGOLD RESOURCES INC., 201 South Main, Suite 400, Salt Lake City, Utah 84111, United States.

Name and Municipality of Residence	Position and Office Held	Director/Officer Since	Age
Sharon Dowdall(2)(3) Ontario, Canada	Director	April 16, 2012	61
Dr. Marc Faber(5) Chiang Mai, Thailand	Director	July 5, 2010	68
Dr. Thomas Kaplan(1) New York, USA	Chairman	November 15, 2011	51
Gregory Lang(4)(6) Utah, USA	President and CEO / Director	April 16, 2012 / January 9, 2012	59
Gillyeard Leathley(4) British Columbia, Canada	Director	November 15, 2011	76
Igor Levental(5)(6) Colorado, USA	Director	July 5, 2010	58
Kalidas Madhavpeddi(2)(3) Arizona, USA	Director	July 31, 2007	58
Gerald McConnell(3)(5)(6) Nova Scotia, Canada	Lead Director	1984	69
Clynton Nauman(2)(4) Washington, USA	Director	1999	65
Rick Van Nieuwenhuyse(6) British Columbia, Canada	Director	1999	58
Anthony Walsh(2)(5) British Columbia, Canada	Director	March 19, 2012	62
David Deisley Utah, USA	Executive Vice President, General Counsel and Corporate Secretary	November 1, 2012	57
David Ottewell Utah, USA	Vice President and CFO	November 13, 2012	53
(1) Chairman of the Board.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee.
(4) Member of the EHSS and Technical Committee.
(5) Member of the Corporate Governance and Nominations Committee.
(6) Member of the Corporate Communications Committee.

The Securities Held listed below for each Director and NEO are as of November 30, 2013.  Determination of whether each person meets the share ownership guidelines is determined by calculating the number of Common Shares and DSUs, if applicable, owned by each person, multiplied by the closing price of the Common Shares on November 29, 2013 on the TSX (if a Director), or on the NYSE-MKT (if a NEO).

Sharon Dowdall
Ms. Dowdall, a Director of the Company, has a 30-year career in the mining industry. Ms. Dowdall served in senior legal capacities for Franco-Nevada Corporation (“Franco-Nevada”), a major gold-focused royalty company, and Newmont Mining Company, one of the world’s largest gold producers. During her 20-year tenure with Franco-Nevada, Ms. Dowdall served in various capacities, including Chief Legal Officer and Corporate Secretary and Vice President, Special Projects.  Ms. Dowdall was one of the principals who transformed Franco-Nevada from an industry pioneer into one of the most successful precious metals enterprises in the world. Prior to joining Franco-Nevada, she practiced law as a partner with Smith Lyons in Toronto, a major Canadian legal firm specializing in natural resources. Ms. Dowdall is the recipient of the 2011 Canadian General Counsel Award for Business Achievement. She currently serves on the boards of several Canadian exploration and development companies. Ms. Dowdall holds an Honours B.A. in Economics from the University of Calgary and an LLB, from Osgoode Hall Law School at York University.  The Board has determined that Ms. Dowdall should serve as a Director due to her significant experience: 1) as a natural resources lawyer, 2) moving a precious-metals mining company from the development stage to the successful producer stage, and 3) working in a senior executive position at large international mining company.

Ms. Dowdall joined the Board on April 16, 2012.

During the past five years, Ms. Dowdall was employed with Franco-Nevada as Chief Legal Officer and Corporate Secretary (December 2007-May 2010), and as Vice President, Special Projects (May 2010-December 2011).  She currently consults for Franco-Nevada.  During the last five years Ms. Dowdall has served, and continues to serve, on the boards of Olivut Resources Ltd and Foran Resources Ltd.

Areas of expertise include: legal, corporate governance, finance, investment, valuation, securities, human resources, corporate strategy, corporate leadership and mining industry.

Board / Committee Membership	Overall Attendance 100%	Securities Held		Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	Total C$	% Met
Board Audit(1) Compensation	6/6 3/3 6/6	Nil	6,021	50,000	30%

(1)	Ms. Dowdall joined the Audit Committee March 1, 2013.

Dr. Marc Faber
Dr. Faber, a Director of the Company, has over 35 years of experience in the finance industry and is the Managing Director of Marc Faber Ltd., an investment advisory and fund management firm. He is an advisor to a number of private investment funds and serves as a director of Ivanplats Limited and Sprott Inc. Dr. Faber publishes a widely read monthly investment newsletter entitled The Gloom, Boom & Doom Report and is the author of several books including Tomorrow’s Gold – Asia’s Age of Discovery. A renowned commentator on global market trends and developments, he is also a regular contributor to several leading financial publications around the world, including Barron’s, where he is a member of the Barron’s Roundtable. Dr. Faber received his PhD in Economics magna cum laude from the University of Zurich.  The Board has determined that Dr. Faber should serve as a Director for the Company to benefit from his vast knowledge of economics, global market trends, precious metals and commodities in general.

Dr. Faber’s principal occupation over the last five years is Managing Director of Marc Faber Ltd.  During the last five years, Dr. Faber has served, and continues to serve, on the boards of Ivanplats Limited and Sprott Inc.

Areas of expertise include: global economics and market dynamics, finance and mining industry.

Board / Committee Membership	Overall Attendance 100%	Securities Held		Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	Total C$	% Met
Board Corporate Governance	6/6 4/4	Nil	9,359	50,000	46%

Dr. Thomas Kaplan
Dr. Kaplan is Chairman of the Board of the Company as well as NovaCopper Inc.  He is also Chairman and Chief Investment Officer of The Electrum Group LLC, a privately-held global natural resources investment management company which manages the portfolio of Electrum, the single largest Shareholder of the Company.  Dr. Kaplan is an entrepreneur and investor with a track record of both creating and unlocking Shareholder value in public and private companies.  Most recently, Dr. Kaplan served as Chairman of Leor Exploration & Production LLC, a natural gas exploration and development company founded by Dr. Kaplan in 2003.  In 2007, Leor’s natural gas assets were sold to EnCana Oil & Gas USA Inc., a subsidiary of Encana Corporation, for $2.55 billion.  Dr. Kaplan holds Bachelors, Masters and Doctoral Degrees in History from Oxford University.  The Board has determined that Dr. Kaplan should serve as the Director and Chairman to gain from his experience as a developer of and investor in mining and oil and gas companies, as well as his significant beneficial ownership in the Company.

Dr. Kaplan’s principal occupation during the last five years has been Chairman and Chief Investment Officer of The Electrum Group LLC.  During the last five years Dr. Kaplan has served, and continues to serve, on the board of NovaCopper Inc.

Areas of expertise include:  finance, mergers and acquisitions, mining industry.

Board / Committee Membership	Overall Attendance 83%	Securities Held		Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	Total C$	% Met
Board	5/6(2)	Nil(3)	14,444	50,000	71%
(2)	Dr. Kaplan missed the August 1, 2013 Board Meeting to attend a funeral.
(3)	See description of Electrum’s holdings and Dr. Kaplan’s relationship with Electrum under “Voting Shares and Principal Holders Thereof.”

Gregory Lang
Mr. Lang is President and Chief Executive Officer of the Company. Mr. Lang has over 35 years of diverse experience in mine operations, project development and evaluations, including time as President of Barrick Gold North America, a wholly-owned subsidiary of Barrick Gold Corporation (“Barrick”). Mr. Lang has held progressively responsible operating and project development positions over his 10-year tenure with Barrick and, prior to that, with Homestake Mining Company and International Corona Corporation, both of which are now part of Barrick. He holds a Bachelor of Science in Mining Engineering from University of Missouri-Rolla and is a Graduate of the Stanford University Executive Program.  The Board has determined that Mr. Lang should continue to serve as a Director to gain his insight as an experienced mine engineer, as well as his expertise in permitting, developing and operating large-scale assets, and as a successful senior executive of other large gold-mining companies.

Mr. Lang joined the Board on April 16, 2012.

During the last five years, Mr. Lang served as the President of Barrick until December 2011, and has served as the Company’s President and Chief Executive Officer since January 2012.

Mr. Lang has served, and continues to serve, as a director of NovaCopper Inc. and Sunward Resources during the last five years.

Areas of expertise include: mining operations, mine development and evaluation and corporate leadership.

Board / Committee Membership	Overall Attendance 100%	Securities Held			Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	PSUs #	Total $	% Met
Board EHSS & Technical Corporate Communications	6/6 4/4 2/2	138,444	Nil	560,000	$1,800,000	18%(4)
(4)
Mr. Lang has met 18% of his share ownership requirements as President and Chief Executive Officer as of November 30, 2013.  See “Executive Share Ownership” for details on the share ownership guidelines applicable to Mr. Lang.  PSUs are not included in determining whether a NEO meets the Share Ownership Guidelines.

Gillyeard Leathley
Mr. Leathley joined the Company in January 2010 and served as Senior Vice President and Chief Operating Officer of the Company from November 2010 to November 2012.  In February 2013, Mr. Leathley was named Chief Operating Officer of Sunward Resources Ltd.  Mr. Leathley was instrumental in advancing the Company's Donlin Gold and Galore Creek projects. He trained as a mine surveyor and industrial engineer with the Scottish National Coal Board, working in coal, bauxite, gold and copper mines. Mr. Leathley has over 25 years of experience overseeing the development of several major operating mines.  Additionally, Mr. Leathley has over 55 years of experience working in the mining industry worldwide in positions of increasing responsibility ranging from Engineer to Chief Operating Officer.  The Board has determined that Mr. Leathley should serve as a Director to benefit from his substantial international mine engineering experience and from his knowledge of the Company and its projects related to his previous employment as a Company executive.

Mr. Leathley’s principal occupations during the last five years have been Advisor to the CEO of the Company (consultant from April 2009-January 2010, employee from January 2010-November 2010), Senior Vice President and Chief Operating Officer of the Company (November 2010-November 2012), and Chief Operating Officer of Sunward Resources (February 2013-present).

During the last five years, Mr. Leathley has served, and continues to serve, as a director of the following companies:  Mawson Resources, Tasman Resources, Lariat Resources and Sunward Resources Limited.  Mr. Leathley also served as a director of Golden Peak Resources from October 2001 until February 2012.

Areas of expertise include: mining operations.

Board / Committee Membership	Overall Attendance 89%	Securities Held		Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	Total C$	% Met
Board EHSS	6/6 2/3(5)	84,167	8,321	50,000	100%
(5)	Mr. Leathley joined the EHSS Committee on March 1, 2013. Mr. Leathley missed the November 18, 2013 EHSS meeting due to illness.

Igor Levental
Mr. Levental, a Director of the Company, is President of The Electrum Group, a privately-held global natural resources investment management company.  Affiliates of The Electrum Group are currently the largest Shareholders of the Company.  Mr. Levental is a director of Gabriel Resources Ltd., which is engaged in the development of major precious metals deposits in Romania; he is also a director of NovaCopper Inc., a TSX and NYSE Market-listed company involved in the exploration and development of major copper-dominant deposits in Alaska, and Sunward Resources Ltd., a TSX-listed company engaged in the exploration and development of a large porphyry gold-copper project in Colombia.  With more than 30 years of experience across a broad cross-section of the international mining industry, Mr. Levental has held senior positions with major mining companies including Homestake Mining Company and International Corona Corporation.  Mr. Levental is a Professional Engineer with a BSc in Chemical Engineering and an MBA from the University of Alberta.  The Board has determined that Mr. Levental should serve as a Director for the Company to benefit from his 30-plus years of experience as a chemical engineer and executive of large mining companies.

Mr. Levental’s primary occupation during the last five years has been President of The Electrum Group.  During the last five years, Mr. Levental has served, and continues to serve, as a director of Gabriel Resources Limited, Sunward Resources Limited and NovaCopper Inc.

Areas of expertise include: corporate development, finance, mergers and acquisitions, corporate governance and mining industry.

Board / Committee Membership	Overall Attendance 100%	Securities Held		Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	Total C$	% Met
Board Corporate Governance Corporate Communications	6/6 4/4 2/2	1,000	16,082	50,000	84%

Kalidas Madhavpeddi
Mr. Madhavpeddi, a Director of the Company, has over 30 years of international experience in business development, corporate strategy, global mergers and acquisitions, exploration, government relations, marketing, trading and sales, and mining engineering and capital. He is President of Azteca Consulting LLC, an advisory firm to the metals and mining sector.  He is also Overseas CEO of China Molybdenum Co. Ltd.  His extensive career in the mining industry spans over 30 years including Phelps Dodge Corporation (“Phelps Dodge”) from 1980 to 2006, starting as a Systems Engineer and ultimately becoming Senior Vice President for Phelps Dodge, a Fortune 500 company, responsible for the company’s global business development, acquisitions and divestments, including joint ventures, as well as its global exploration programs.  He was contemporaneously President of Phelps Dodge Wire and Cable, a copper and aluminum cable manufacturer with international operations in over ten countries, including Brazil and China.  Mr. Madhavpeddi is an alumnus of the Indian Institute of Technology, Madras, India; the University of Iowa and the Harvard Business School.  The Board has determined that Mr. Madhavpeddi should serve as a Director to benefit from his long-term experience in the mining industry working as an executive in global corporate development, exploration, mergers and acquisitions, joint ventures and finance.

Mr. Madhavpeddi has served as the President of Azteca Consulting LLC and the Overseas CEO of China Molybdenum Co. Ltd. as his principal occupations during the last five years.  Mr. Madhavpeddi has been a director of Namibia Rare Earths since 2010, a director of Capstone Mining since 2012 and a director of NovaCopper Inc. since 2012.

Areas of expertise include: corporate strategy, mergers and acquisitions, mining operations and capital, marketing and sales.

Board / Committee Membership	Overall Attendance 100%	Securities Held		Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	Total C$	% Met
Board Audit Compensation Corporate Governance EHSS & Technical	6/6 4/4 6/6 3/3(6) 1/1(7)	6,066	10,870	50,000	100%
(6)	Mr. Madhavpeddi was no longer a member of the Corporate Governance & Nominations Committee effective August 1, 2013.
(7)	Mr. Madhavpeddi was no longer a member of the EHSS and Technical Committee effective March 1, 2013.

Gerald McConnell, Q.C.
Mr. McConnell, a Director of the Company, has over 25 years of experience in the resource sector.  Mr. McConnell is a director and the Chief Executive Officer of Namibia Rare Earths Inc., a public Canadian company focused on the development of rare earth opportunities in Namibia.  From 1990 to 2010, he was President and Chief Executive Officer, as well as a director, of Etruscan Resources Inc., a West African junior gold producer.  From December 1984 to January 1998, Mr. McConnell was the President of the Company and from January 1998 to May 1999 he was the Chairman and Chief Executive Officer of the Company. Mr. McConnell is a graduate of Dalhousie Law School and was called to the bar of Nova Scotia in 1971 and received his Queen’s Counsel designation in 1986.  The Board has determined that Mr. McConnell should serve as a Director as he was one of the original founders of the Company and has remained involved with the Company in some capacity ever since, and because of his wide experience working in legal and executive positions at a variety of mining companies.

Mr. McConnell’s principal occupations over the last five years have been President and CEO of Etruscan Resources Inc. (1990-2010) and CEO of Namibia Rare Earths Inc. (2010-present).  Mr. McConnell served as a director of Etruscan Resources Inc. from 1990 to 2010, and has been a director of Namibia Rare Earths and NovaCopper Inc. since 2010 and 2012, respectively.

Areas of expertise include: legal, compensation, operations, mining industry, senior officer and board governance.

Board / Committee Membership	Overall Attendance 89%	Securities Held		Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	Total C$	% Met
Board Compensation Corporate Governance Corporate Communications	5/6 6/6 4/4 1/2	33,882	19,568	50,000	100%

Clynton Nauman
Mr. Nauman, a Director of the Company, is the Chief Executive Officer of Alexco Resource Corp. and Asset Liability Management Group ULC, and was formerly President of Viceroy Gold Corporation and Viceroy Minerals Corporation and a director of Viceroy Resource Corporation, positions he held from February 1998 until February 2003. Previously, Mr. Nauman was the General Manager of Kennecott Minerals from 1993 to 1998. Mr. Nauman has 25 years of diversified experience in the mining industry ranging from exploration and business development to operations and business management in the precious metals, base metals and coal sectors.  The Board has determined that Mr. Nauman should serve as a Director to gain from his significant experience as a senior mining executive working in the areas of environment, engineering and operations.

Mr. Nauman’s principal occupation for the last five years has been CEO of Alexco Resource Corp. and of Asset Liability Management Group ULC.  Mr. Nauman has served as a director of Alexco Resource Corp. since 2006 and has served as a director of NovaCopper Inc. since 2011.

Areas of expertise include: environmental, geology, exploration, operations, mining industry and senior officer.

Board / Committee Membership	Overall Attendance 100%	Securities Held		Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	Total C$	% Met
Board Audit EHSS	6/6 1/1(8) 4/4	129,443	10,870	50,000	100%
(8)	Mr. Nauman joined the Audit Committee effective August 1, 2013.

Rick Van Nieuwenhuyse
Mr. Van Nieuwenhuyse joined the Company as President and Chief Operating Officer in January 1998 and was appointed as Chief Executive Officer in May 1999. He resigned as President and Chief Executive Officer of the Company in January of 2012 in order to assume his current role of President and Chief Executive Officer of NovaCopper Inc. Mr. Van Nieuwenhuyse has more than 30 years of experience in the natural resource sector including as Vice President of Exploration for Placer Dome Inc. In addition to his international exploration perspective, Mr. Van Nieuwenhuyse brings years of working experience in and knowledge of Alaska to the Company. Mr. Van Nieuwenhuyse has managed projects from grassroots discovery through to advanced feasibility studies, production and mine closure. Mr. Van Nieuwenhuyse holds a Candidature degree in Science from the Université de Louvain, Belgium, and a Masters of Science degree in geology from the University of Arizona.  The Board has determined that Mr. Van Nieuwenhuyse should serve as a Director to benefit from his experience as a geologist, his extensive knowledge of the Company, its projects and its history as the former President and Chief Executive Officer of the Company, due to his extensive experience in discovering, exploring, and developing large mining projects, and due to his significant experience in Alaska.

Mr. Van Nieuwenhuyse served as a director of Mantra Capital until April 2011, and currently serves as a director of NovaCopper Inc., Alexco Resource Corp., Tintina Resources and AsiaBaseMetals.

Areas of experience include: exploration, geology, resource and reserve assessment, feasibility studies, government relations, mining industry, senior officer and board governance.

Board / Committee Membership	Overall Attendance 100%	Securities Held		Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	Total C$	% Met
Board Corporate Communications	6/6 2/2	699,993	6,021	50,000	100%

Anthony Walsh, CA
Mr. Walsh has over 20 years of international experience in the field of exploration, mining and development and was the President and CEO of Sabina Gold & Silver Corp. (“Sabina”) (2008-2011). Prior to joining Sabina, Mr. Walsh was President and CEO of Miramar Mining Corporation (1999-2007), Vice-President and CFO of Miramar Mining Corporation (1995-1999), the Senior Vice-President and CFO of a computer leasing company (1993-1995) and the CFO and Senior Vice-President, Finance of International Corona Mines Ltd., a major North American gold producer (1989-1992). From 1985 to 1989 he was Vice-President, Finance of International Corona Mines Ltd., and from 1973 to 1985 Mr. Walsh held various positions at Deloitte, Haskins & Sells, a firm of Chartered Accountants.  Mr. Walsh graduated from Queen's University (Canada) in 1973 and became a member of The Canadian Institute of Chartered Accountants in 1976.  Mr. Walsh joined the Board on March 19, 2012.  The Board has determined that Mr. Walsh should serve as a Director to benefit from his experience as a senior executive in a variety of global mining companies and international accounting firms.  Mr. Walsh lends the Board his expertise in finance, international accounting and corporate governance.

Mr. Walsh has been retired since 2011, but currently serves as a director of the following companies:  Sabina, Avala Resources Ltd., TMX Group Inc., Dundee Precious Metals Ltd. and Quaterra Resources Ltd.  Mr. Walsh previously served on the board of Stolnoway Diamonds Limited (September 2004 - November 2012) and on the board of Dunav Resources Limited (July 2010 - March 2013).

Areas of expertise include: corporate development, finance, accounting, mergers and acquisitions, corporate governance, corporate regulation, and mining industry.

Board / Committee Membership	Overall Attendance 100%	Securities Held		Share Ownership Guidelines
	Regular Meeting	Common Shares #	DSUs #	Total C$	% Met
Board Audit Corporate Governance	6/6 4/4 1/1(9)	Nil	6,021	50,000	30%
(9)	Mr. Walsh joined the Corporate Governance and Nominations Committee effective August 1, 2013.

David Deisley
Mr. Deisley joined the Company November 1, 2012 as Executive Vice President, General Counsel and Corporate Secretary, responsible for all aspects of the Company’s legal governance and corporate affairs.  With over 25 years of experience in the mining industry in the Americas, Mr. Deisley has an extensive track record in project permitting, corporate social responsibility, mergers and acquisitions and corporate development. Prior to joining the Company, Mr. Deisley served in positions of increasing responsibility with Goldcorp Inc. from September 2007 to October 2012.  At the time he resigned from Goldcorp Inc., Mr. Deisley held the position of Executive Vice President, Corporate Affairs and General Counsel for Goldcorp Inc. Prior to his tenure at Goldcorp Inc., Mr. Deisley served in several progressively responsible capacities with Barrick Gold Corporation, including Regional General Counsel for Barrick Gold North America.  Mr. Deisley received his Juris Doctor from the University of Utah S.J. Quinney College of Law, and his Bachelor of Arts from Brown University.

Areas of expertise include: sustainability and corporate social responsibility, environmental permitting and compliance, corporate development, corporate and project financing, mergers and acquisitions, corporate governance, corporate regulation, and mining industry.

Securities Held		Share Ownership Guidelines
Common Shares #	PSUs #	Total $	% Met
111,752	280,000	850,000	31%

David Ottewell
Mr. Ottewell joined the Company on November 13, 2012, as its Vice President and Chief Financial Officer.  In this role, Mr. Ottewell is responsible for all aspects of the Company’s financial management.  Mr. Ottewell is a highly accomplished financial executive, with over 25 years of mining industry experience. Prior to joining the Company, he served as Vice President and Controller for Newmont Mining Corporation where he was employed since 2005, and prior to that, had a 16-year career with Echo Bay Mines Ltd., a prominent precious metals mining company with multiple operations in the Americas. Mr. Ottewell holds a Bachelor of Commerce degree from the University of Alberta and is a member of the Canadian Institute of Chartered Accountants.

Areas of expertise include:  global accounting and finance, corporate disclosure and financial regulation, and mining industry.

Securities Held		Share Ownership Guidelines
Common Shares #	PSUs #	Total $	% Met
49,314	200,000	650,000	18%

Meetings of the Board and Board Member Attendance at Annual Meeting

During the fiscal year ended November 30, 2013, the Board held six meetings. None of the incumbent Directors attended fewer than 75% of the aggregate of the total number of Board meetings and meetings of the committees on which he or she serves.

Board members are not required to attend the annual general meeting; however, the following eight Directors attended the Company’s annual meeting of shareholders held on May 29, 2013:  Sharon Dowdall, Thomas Kaplan, Gregory Lang, Gillyeard Leathley, Igor Levental, Clynton Nauman, Rick Van Nieuwenhuyse, and Anthony Walsh.

Legal Proceedings

Neither the Company nor any of its property is currently subject to any material legal proceedings or other adverse regulatory proceedings. We do not currently know of any legal proceedings against us involving our Directors, proposed Directors, executive officers or Shareholders of more than 5% of our voting shares. None of our Directors, proposed Directors or executive officers has, during the past ten years, been involved in any material bankruptcy, criminal or securities law proceedings.

Family and Certain Other Relationships

There are no family relationships among the members of the Board or the members of senior management of the Company. There are no arrangements or understandings with customers, suppliers or others, pursuant to which any member of the Board or member of senior management was selected. As of November 30, 2013, Electrum held 84,569,479 Common Shares, representing approximately 27.2% of the Company’s outstanding shares. Pursuant to the Unit Purchase Agreement dated December 31, 2008 between the Company and Electrum, the Company provided Electrum with the right to designate an observer at all meetings of the Company’s Board and any committee thereof so long as Electrum and its affiliates hold not less than 15% of the Company’s common shares. Electrum designated Igor Levental as its observer at the Company’s Board meetings. In July 2010, the Company appointed Igor Levental as a Director of the Company. In November 2011, Dr. Thomas Kaplan, was appointed the Chairman of the Company’s Board.  Dr. Kaplan is also the Chairman and Chief Investment Officer of The Electrum Group.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and Directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, Directors and such 10% Shareholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

The Company was a “foreign private issuer” (as defined in Rule 3b-4 under the Exchange Act) during the entirety of the fiscal year ended November 30, 2013 and was not subject to the reporting requirements of Section 16(a).  Effective as of December 1, 2013, the Company no longer qualified as a “foreign private issuer.” Accordingly, the Company will be required in its management information circular for the fiscal years ending November 30, 2014 and thereafter to make a determination of whether it believes all transactions required to be reported pursuant to Section 16(a) were timely reported by the Company's officers, Directors and greater than 10% Shareholders.

Ethical Business Conduct

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

Board Mandate

The Board is responsible for the overall stewardship of the Company. The Board discharges this responsibility directly and through the delegation of specific responsibilities to committees of the Board. The Board works with management to establish the goals and strategies of the Company, to identify principal risks, to select and assess senior management and to review significant operational and financial matters. The Board does not have a written mandate.  The Board delineates its role and responsibilities based on the statutory and common law applicable to the Company.

The Board has appointed an Audit Committee to assist the Board in monitoring (i) the integrity of the financial statements of the Company, (ii) the independent auditors’ qualifications and independence, (iii) the performance of the Company’s internal financial controls and audit function and the independent auditors, and (iv) the compliance by the Company with legal and regulatory requirements. The members of the Audit Committee are elected annually by the Board at the annual organizational meeting. The members of the Audit Committee are required to meet the independence and experience requirements of the NYSE-MKT and Section 10A(m)(3) of the Exchange Act, and the rules and regulations of the SEC. At least one member of the Audit Committee shall be an “audit committee financial expert” as defined by the SEC. The Company’s Audit Committee consists of fully independent members and the Company’s “audit committee financial expert” is Anthony Walsh. The Audit Committee meetings are held quarterly at a minimum. The Company’s Audit Committee Charter is available on the Company’s website at www.novagold.com under the Corporate Governance tab.

Position Descriptions

The position descriptions for the chairs of each Board committee are contained in the committee charters. The chair of each of the Audit Committee, Corporate Governance and Nominating Committee, EHSS and Technical Committee, Compensation Committee, and the Corporate Communications Committee is required to ensure the Committee meets regularly and performs the duties as set forth in its charter, and reports to the Board on the activities of the Committee. The Board has developed a written position description for the Chair of the Board and this position is presently held by Dr. Thomas Kaplan. The Chair of the Board is principally responsible for overseeing the operations and affairs of the Board.

The Board has also developed a written position description for the CEO. The CEO is primarily responsible for the overall management of the business and affairs of the Company. In this capacity, the CEO shall establish the strategic and operational priorities of the Company and provide leadership to the management team. The CEO is directly responsible to the Board for all activities of the Company.

Orientation and Continuing Education

The Company provides an orientation and education program to new directors. This program consists of providing education regarding directors’ responsibilities, corporate governance issues, committee charters and recent and developing issues related to corporate governance and regulatory reporting. The Company provides orientation in matters material to the Company’s business and in areas outside of the specific expertise of the Board members. All new members of the Board have historically been experienced in the mining sector; therefore general mining orientation has not been necessary.

Continuing education helps Directors keep up to date on changing governance issues and requirements and legislation or regulations in their field of experience.  The Board recognizes the importance of ongoing education for the Directors and senior management of the Company and the need for each Director and officer to take personal responsibility for this process.  To facilitate ongoing education, the CEO or the Board may from time to time, as required:

•	Request that Directors or officers determine their training and education needs;
•	Arrange visits to the Company’s projects or operations;
•	Arrange funding for the attendance at seminars or conferences of interest and relevance to their position; and
•	Encourage participation or facilitate presentations by members of management or outside experts on matters of particular importance or emerging significance.

During the 2013 fiscal year, Directors participated in educational sessions and received educational materials on the topics outlined below.

Educational Programs	Date	Audience
Considerations for determining Directors’ status as independent or non-independent	April 2013	Corporate Governance and Nominations Committee
Compensation strategies	August 2013	Compensation Committee
Executive and Director’s Compensation Update	September 2013	Compensation Committee
U.S. GAAP Reporting Standards Update	October 2013	Audit Committee
U.S. Domestic Filer Matters -Section 16 -SEC Industry Guide 7	November 2013	Board of Directors

The Board also encourages senior management to participate in professional development programs and courses and supports management’s commitment to training and developing employees.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes and explains the significant elements of the Company’s executive compensation program which was implemented during the 2013 fiscal year to attract, retain and incentivize the Company’s NEOs.

The Company’s current NEOs are:

•	Mr. Gregory Lang, President and CEO (“CEO”);

•	Mr. David Deisley, Executive Vice President, General Counsel and Corporate Secretary (“EVP”); and

•	Mr. David Ottewell, Vice President and CFO (“CFO”).

Objectives of Compensation Program

The Company has a pay-for-performance philosophy and the compensation programs of the Company are designed to attract and retain executive officers with the talent and experience necessary for the success of the Company. A significant portion of total direct compensation is dependent on actual performance measured against short-term and long-term goals of the Company and the individual, as approved by the CEO and the Board.

The Compensation Committee of the Board evaluates each officer position to establish skill requirements and levels of responsibility. The Compensation Committee, after referring to market information provided by its outside compensation advisor, Mercer (Canada) Limited (“Mercer” or the “Compensation Consultant”), determines compensation for the officers.  As directed by the Compensation Committee, the Company has a compensation philosophy to pay above the median of its peer group companies.  Factors which influence this policy include the size of the Company’s precious metals deposits as compared to other peer group companies and the acknowledgement that managing these resources requires an executive team with extensive experience and skills in advancing significant deposits into production.  Additionally, the Company is working with senior mining partners to advance two of its projects and needs to attract and retain executives with specialized skills, knowledge and experience which come from working for and with large mining companies to advance these substantial projects.  Such skills and knowledge include the areas of geology, engineering, logistical planning, preparation of feasibility studies, permitting, mine construction and operation, government and community affairs, marketing, financing and accounting.

The Company regularly meets directly with its major Shareholders to discuss a variety of matters relevant to the Company.  At the request of the Compensation Committee, the Company includes the issue of executive compensation in such discussions and provides feedback from the Shareholders to the Compensation Committee.

The Compensation Committee currently targets NEO compensation as follows:

•	CEO, CFO, and EVP:

Base Salary – 62.5th percentile of the market

Total Cash Compensation – 62.5th percentile of the market

Total Direct Compensation – 75th percentile of the market

Total cash compensation includes base salary and annual incentive compensation. Total direct compensation includes base salary, annual incentive compensation and long-term incentive compensation.

Executive Compensation Policies and Programs

In establishing compensation objectives for NEOs, the Compensation Committee seeks to accomplish the following goals:

•	incentivize executives to achieve important corporate and personal performance objectives and reward them when such objectives are met;

•
recruit and subsequently retain highly qualified executive officers by offering overall compensation that is competitive with that offered for comparable positions at Peer Group companies (as defined in the “Peer Group” section below); and

•	align the interests of executive officers with the long-term interests of Shareholders through participation in the Company’s stock-based compensation plans.

During 2013, the Company’s executive compensation package consisted of the following principal components: base salary, annual incentive cash bonus, various welfare plan benefits, individual retirement account (“IRA”) matching for U.S. NEOs, and long-term incentives in the form of stock options and PSUs.  Effective as of January 1, 2014, the IRA matching terminated, and 401(k) retirement savings matching commenced for U.S. NEOs.

The following table summarizes the different elements of the Company’s total compensation package:

COMPENSATION ELEMENT	OBJECTIVE	KEY FEATURE
Base Salary	Provide a fixed level of cash compensation for performing day-to-day responsibilities.	Base salary bands were created and are reviewed annually based on the 62.5th percentile of the Peer Group market data for base salary. Actual increases are based on individual performance.
Annual Incentive Plan	Reward for short-term performance against corporate and individual goals.
Cash payments based on a formula. Each NEO has a target opportunity based on the 62.5th percentile of the Peer Group market data for total cash. Actual payout depends on performance against corporate and individual goals.

Stock Options	Align management interests with those of Shareholders, encourage retention and reward long-term Company performance.
Calculations are based on targets for each NEO determined by targeting the 75th percentile of the Peer Group market data for total direct compensation. Stock option grants generally vest over 2 years and have a 5-year life.

Performance Share Units	Align management interests with those of Shareholders, encourage retention and reward long-term Company performance.
Calculations are based on targets for each NEO determined by targeting the 75th percentile of the Peer Group market data for total direct compensation. PSU grants cliff vest (typically two years from the grant date) and actual payout depends upon the performance against corporate and individual goals as established in the grant.

Employee Share Purchase Plan	Encourage ownership in the Company through the regular purchase of Company shares from the open market.	Employees may contribute up to 5% of base salary and the Company matches 50% of the employee’s contribution.
Retirement Plans: RRSP (Canadian employees), IRA and 401(k) Plan (U.S. employees)(1)	Provide retirement savings.
RRSP – Company matches 100% of the employee’s contribution up to 5% of base salary.
IRA – Company matched 100% of the employee’s contribution up to 3% of base salary.
401(k) – Company matches 100% of the employee’s contribution up to 5% of base salary, subject to applicable IRS limitations.

Welfare Plan Benefits	Provide security to employees and their dependents pertaining to health and welfare risks.	Coverage includes medical, dental and vision benefits, short- and long-term disability insurance, life and AD&D insurance and employee assistance plan.

(1) The IRA was replaced with a 401(k) Plan for the Company’s U.S. employees, including the NEOs, effective January 1, 2014.

Annual Compensation Decision-Making Process

Each year, the executive team establishes goals and objectives for the upcoming year that include key priorities and initiatives. The CEO presents these goals and objectives to the Board for approval. Similarly, the CEO and the Chair of the Compensation Committee work together to establish individual goals and objectives for the CEO for the upcoming fiscal year and the CEO follows a similar process with the other NEOs.

The Company’s 2014 corporate goals include:

•	Advance permitting of the Donlin Gold project.
•	Maintain a healthy balance sheet.
•	Undertake Galore Creek technical studies to build on successful 2012 and 2013 drill results.
•	Evaluate opportunities to monetize the value of Galore Creek.
•	Maintain an effective corporate social responsibility program.

Performance relative to the corporate goals is reviewed at year-end and performance ratings are determined for the Company by the Board, for the CEO by the Compensation Committee and for each of the other NEOs by the CEO. These performance ratings are used in making decisions and calculations related to base salary increases, annual incentive payouts and stock option and PSU-based grants.

The Board can exercise discretion in determining the appropriate performance rating for the Company and executive officers based on their evaluation of performance against goals set at the beginning of the year. The size of any payout or award is dependent on the performance rating as determined by the Board.  The rating can be 0% to 150%.

The Compensation Committee makes a recommendation to the Board regarding the CEO’s base salary, annual incentive payout and stock option and PSU-based grants. The Compensation Committee also reviews the performance and compensation recommendations for the NEOs by the CEO and makes the final determination regarding the same.

Base salary increases are effective January 1st of each year and annual incentive payments are usually paid out shortly after the end of each performance cycle. The Company’s performance cycle is aligned with its fiscal year end.

The bar graph below illustrates how much of compensation is cash versus non-cash based on the salary guidepost for each NEO and his annual incentive and long-term incentive targets for 2013. The actual pay mix may vary depending on whether goals are met since performance factors are used in the calculation of annual incentive pay and long-term incentive pay.  Following the compensation review that was completed in 2013, the total direct compensation pay mix targets for 2014 will remain unchanged from 2013, as shown in the graph below:

The bar graph below illustrates the actual pay mix for each NEO for compensation earned in 2013, although the annual incentive amounts were paid in fiscal 2014 and the long-term incentive amounts were awarded in fiscal 2014 in the form of stock option and PSU grants.

Risk Assessment of Compensation Policies and Practices

Annually, the Compensation Committee conducts a risk assessment of the Company’s compensation policies and practices as they apply to all employees, including all executive officers. The design features and performance metrics of the Company’s cash and stock-based incentive programs, along with the approval mechanisms associated with each, are evaluated to determine whether any of these policies and practices would create risks that are reasonably likely to have a material adverse effect on the Company.

As part of the review, the following characteristics of the Company’s compensation policies and practices were noted as being characteristics that the Company believes reduce the likelihood of risk-taking by the Company’s employees, including the Company’s officers and non-officers:

•	The Company’s compensation mix is balanced among fixed components such as salary and benefits, annual incentive payments and long-term incentives, including PSUs and stock options.

•
The Compensation Committee, under its charter, has the authority to retain any advisor it deems necessary to fulfill its obligations and has engaged the Compensation Consultant. The Compensation Consultant assists the Compensation Committee in reviewing executive compensation and provides advice to the Committee on an as needed basis.

•
The annual incentive program for the executive management team, which includes each of the NEOs, is approved by the Board. Individual payouts are based on a combination of quantitative metrics as well as qualitative and discretionary factors.

•	Stock-based awards are all recommended by the Compensation Committee and approved by the Board.

•	The Board approves the compensation for the President and CEO based upon a recommendation by the Compensation Committee, which is comprised entirely of independent Directors.

•
The nature of the business in which the Company operates requires some level of risk taking to achieve reserves and development of mining operations in the best interest of all stakeholders. Consequently, the executive compensation policies and practices have been designed to encourage actions and behaviors directed towards increasing long-term value while limiting incentives that promote excessive risk taking.

Based on this assessment, the Compensation Committee concluded that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

NEOs and Directors are not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or Director.  Additionally, the Company does not permit NEOs or Directors to pledge Company securities to secure personal debts or loans.

Peer Group

On May 8, 2013, the Compensation Committee retained the Compensation Consultant to assist the Compensation Committee in determining appropriate levels for each of the three main components of total direct compensation for the Company’s Directors and NEOs. The Compensation Consultant’s work encompasses a review of the Company’s executive compensation philosophies against a comparable peer group of mining companies using the publicly available filings of the peer companies.

A compensation peer group of mining companies has been developed using the following selection criteria:

•	Canadian and/or U.S. listed companies;
•	market capitalization and total assets similar to the Company;
•	gold, diversified metals and mining, or precious metals/minerals industry;
•	complexity of operation/business strategy relative to the Company; and
•	experienced, full-time executive team

The Company considers the above selection criteria to be relevant because the criteria reflect the types of companies and the market in which the Company primarily competes for talent.

Based upon considerations of company size, stage of development and operating jurisdictions, the following peer group companies were selected:

Alacer Gold Corp	Hecla Mining Co.
Alamos Gold Inc.	IAMGOLD Corp.
Allied Nevada Gold Corp	Lake Shore Gold Corp.
Argonaut Gold Inc.	New Gold Inc.
Aurico Gold Inc.	Osisko Mining Corp.
Centerra Gold Inc.	Silver Standard Resources Inc.
Detour Gold Corp.	Stillwater Mining Co.
Gabriel Resources Ltd.	Taseko Mines Ltd.

(collectively, the “Peer Group”).

Compensation Elements

After compiling information based on salaries, bonuses and other types of cash and equity based compensation programs obtained from the public disclosure records of the Peer Group, the Compensation Consultant reported its findings to the Compensation Committee and made recommendations to the Compensation Committee regarding compensation targets for Directors and NEOs.

The Compensation Committee has set the following compensation targets for the Company’s NEOs for the 2014 fiscal year:

•	CEO

o	Base Salary – 62.5th percentile of Peer Group

o	Annual Incentive Target – 100% of base salary

o	Long Term Incentive Target– 375% of base salary

•	EVP and CFO

o	Base Salary – 62.5th percentile of Peer Group

o	Annual Incentive Target – 80% of base salary

o	Long Term Incentive Target – 250% of base salary

Base Salary

Salaries for officers are determined by evaluating the responsibilities inherent in the position held and each individual’s experience and past performance, as well as by reference to the competitive marketplace for management talent at the Peer Group companies. The Compensation Committee refers to market information provided by the Compensation Consultant.  The Compensation Consultant matches the executives to those individuals performing similar functions at the Peer Group companies. For the 2013 fiscal year, the Company set the 62.5th percentile of this market data as a target to determine the salary bands for the NEOs.

As a result of the compensation review conducted in 2013, the Compensation Committee has recommended leaving the current salary bands unchanged for 2014.

The Company targets base salaries above the median of salaries paid by the Peer Group companies to assist in attracting and retaining the highly experienced people that the Company needs to be successful.

The Company will conduct a Peer Group review for its NEOs annually.

When determining base salary increases for the NEOs, the CEO and Compensation Committee look at the targets or guideposts (currently 62.5th percentile of the market data) for the salary bands and determine an increase based on each NEO’s performance.  Individual performance is evaluated based on goals and initiatives set at the beginning of the year. The CEO determines a salary increase budget for each year based on market data from consulting companies and considering the Company’s financial resources. Using this budget, and taking into account individual performance and each individual’s position in his or her salary band, the CEO may recommend an increase for one or all NEOs. The Compensation Committee makes a recommendation for the CEO’s base salary increase, also taking into account the budget set and the CEO’s individual performance.

If an NEO is fully competent in their position, the NEO will be paid between 95% and 105% of the guidepost. Developing NEOs would be paid between 80% and 94% of the guidepost and NEOs who consistently perform above expectation can be paid between 106% and 120% of the guidepost.

NEO’s Base Salary Compared to Salary Band Guideposts

NEO	2014 Base Salary Compared to Salary Band Guidepost	Reason
Gregory Lang	Above: 104% of guidepost
Mr. Lang’s base salary is above the salary range guidepost for his role and level due to his past and current performance, specifically with his previous experience as President & CEO of Barrick U.S. Gold, his mine engineering and operations experience and his excellent relationships with the stakeholders in the Company’s two primary assets.

David Deisley	Above: 109% of guidepost
Mr. Deisley’s base salary is above the salary range guidepost for his role and level due to his past and current performance, his significant previous experience as Executive Vice President and General Counsel of Goldcorp, as in-house and General Counsel of Barrick U.S. Gold, and his cultivation of good relationships with the Alaskan stakeholders in the Company’s Donlin Gold project.

David Ottewell	Below: 85% of guidepost
Mr. Ottewell’s base salary is below the salary range guidepost for his role and level due to the fact that this is Mr. Ottewell’s first position at the CFO level.  His past and current performance has been excellent, and his previous experience as the Vice President and Controller for Newmont Mining has prepared him for the additional responsibilities incumbent upon the Vice President and CFO position at the Company.

Base Salary Increases for 2014

The Compensation Committee approved the following base salary increases for 2014:

NEO	Title	2013 Base Salary	2014 Base Salary	% Change
Gregory Lang	President & CEO	$675,000	$695,250	3%
David Deisley	EVP, General Counsel and Corporate Secretary	$425,000	$437,750	3%
David Ottewell	VP & CFO	$325,000	$341,250	5%

Annual Incentive Plan

At the end of each fiscal year, the Compensation Committee reviews actual performance against the objectives set by the Company and the NEOs for such fiscal year. The assessment of whether the Company’s objectives for the year have been met includes, but is not limited to, considering the quality and measured progress of the Company’s development stage projects, protection of the Company’s treasury, corporate alliances and similar achievements.

The Company considers the 75th percentile for annual incentive targets for NEOs.

The annual incentive formula for NEOs is as follows:

[(Corporate performance x 80%) + (Individual performance x 20%)] x target % x annual base salary = annual incentive payout

The corporate performance component is weighted more heavily than the individual performance component in the formula above for each of the NEOs.

Annual Incentive Payout for 2013

Actual incentive awards for 2013 were based on performance relative to goals and initiatives set for 2013. Performance is measured in two areas: corporate and individual.  Performance ratings for each area range from 0% to 150%.

Discussions around corporate goals for the following year are started during a strategy session held in the fall of the preceding year. All NEOs, the other officers and some managers are involved in the strategy session. During the session, goals and initiatives are set in the following areas: Corporate Goals and Project Goals. These corporate goals and objectives are approved by the Board.  Individual goals and objectives flow from the corporate goals and objectives to ensure that everyone’s efforts are linked to the success of the Company.

The Company also focuses on setting goals and objectives around its core values which include safety, sustainability, accountability, communication, empowerment, integrity, respect and teamwork.

The following table describes the 2013 annual incentive calculation for NEOs made in 2014 based on performance in 2013:

NEO	Annual Incentive Target (as a % of annual base salary)	2013 Annual Incentive Payout	2013 Corporate Weight/Rating	2013 Individual Weight/Rating
Gregory Lang	100%	$864,000	80% / 125%	20% / 140%
David Deisley	80%	$435,200	80% / 125%	20% / 140%
David Ottewell	80%	$330,200	80% / 125%	20% / 135%

The 2013 Corporate Goals included:

•	Advance the permitting of Donlin Gold on time and on budget.
•	Optimize the Donlin Gold Project by lowering upfront capital requirements and increasing the rate of return.
•	Maintain a healthy balance sheet.
•	Further evaluate opportunities to monetize the value of Galore Creek and increase its reserves and resources.
•	Continue an effective corporate social responsibility program.

The Compensation Committee determined that these goals generally were successfully achieved. In establishing the corporate weighting percentage, the Compensation Committee specifically considered the following results that were achieved during 2013.

Permitting at the Donlin Gold project proceeded according to the schedule adopted by the Corps and total Donlin Gold expenses during 2013 were under budget. During the public scoping process more than 14 public meetings took place in various Yukon-Kuskokwim villages and Anchorage.  Subsequently, the Corps prepared a Scoping Summary Report which included comments from the scoping meetings that will be addressed in the Draft EIS. Throughout the year, the Donlin Gold project team collaborated with the cooperating agencies as part of the permitting process and the Corps hosted a number of workshops to review important components of the baseline data that had been submitted to the permitting agencies. The development of Donlin Gold is at a key juncture and in 2013 the Company established the foundation needed for a successful permitting outcome.  The Company’s executives and employees were actively involved in supporting the Donlin Gold project team in all of these areas.

The Company’s balance sheet was strengthened during the year by the exercise of all outstanding warrants, the redemption of $79 million of the Company’s $95 million outstanding convertible debt, and the lowering of corporate general and administration costs by streamlining the Company’s structure and processes, improving efficiency, and lowering costs. The Company ended the fiscal year with more than $190 million in cash and term deposits, which is believed to be sufficient to repay the balance of the Company’s debt and advance the Donlin Gold project through the remaining expected permitting process.

The Galore Creek 2013 exploration and in-fill drilling program was completed ahead of schedule, under budget, and with zero lost-time injuries. The results from the more than 11,600 meters drilled demonstrated that the copper mineralization extends in and adjacent to the Legacy zone; increased drilling density in the Legacy zone to a level sufficient to support an inferred resource estimate; and provided additional data needed for mine planning and design. The results from the 2013 drilling campaign should enhance the value of Galore Creek and its marketability as we continue to evaluate opportunities to monetize our interest in the project.

During 2013, NOVAGOLD and Donlin Gold engaged with Alaska Native corporations and other local stakeholders on community initiatives, workforce development and local outreach. In recognition of its efforts, Donlin Gold was awarded the Employer of the Year award from the National Association of State Workforce Agencies. Also, during the 2013 Galore Creek field program, ten local Tahltan businesses provided a significant portion of the on-site contract services.

In establishing the individual performance percentages, the Compensation Committee considered the following factors with respect to each of the NEOs.

Mr. Lang was awarded his annual bonus in recognition of his leadership skills and personal performance, as well as the significant contributions he made to the Company in 2013.  Specifically, his leadership led to the successful completion of the transition to the Company’s new leadership team, streamlining Company processes which resulted in significant cost savings to the Company, and advancement of the permitting process at the Donlin Gold Project.

Mr. Deisley was awarded his annual bonus in recognition of his leadership of the legal team and his significant contributions to the Company’s community relations and permitting efforts.  Specifically, he is recognized for his efforts with respect to cost saving measures resulting from the transition of legal matters in-house as well as the savings associated with completion of the continuance of the Company into British Columbia in 2013.  Mr. Deisley has also developed excellent relationships with the stakeholders as well as the state and federal entities involved in the Donlin Gold Project.

Mr. Ottewell was awarded his annual bonus in recognition of his leadership of the Company’s finance and accounting team, including the transition of the finance and accounting functions from Vancouver, B.C., to the new accounting and finance team in Salt Lake City, Utah.  Due in part to efforts by him and of his team, the Company found ways to make its programs and processes more efficient and cost effective.  Additionally, a successful tender offer was completed for most of the Company’s convertible notes resulting in interest savings for the Company.

The following table outlines the annual incentive calculation for 2014:

NEO	Annual Incentive Target (as a % of base salary)	2014 Corporate Rating Weight	2014 Individual Rating Weight
Gregory Lang	100%	80%	20%
David Deisley	80%	80%	20%
David Ottewell	80%	80%	20%

Stock-Based Incentive Plans

Stock-based grants are generally awarded to officers at the commencement of their employment and periodically thereafter. Annual grants of stock options and/or PSUs are made based on a target percentage of base salary for each NEO. The purpose of granting stock options and/or PSUs is to assist the Company in compensating, attracting, retaining and motivating directors, officers, employees and consultants of the Company and to closely align the personal interests of such persons to that of the Shareholders. These equity vehicles were chosen because the Company believes that these vehicles best incentivize the team to focus their efforts on increasing Shareholder value.

The Company targeted the 75th percentile of the total direct compensation data provided by the Compensation Consultant for the NEOs.  Based on the results of the 2013 compensation review, no changes are being made to the stock based compensation targets for 2014.  The Company uses two different plans for stock-based grants for its NEOs, the Stock Award Plan and the PSU Plan. The percentage of stock options versus PSUs granted is determined by the Compensation Committee for each grant.  The Company’s Stock Award Plan was adopted on May 11, 2004, and the PSU Plan was adopted on May 26, 2009.  The Stock Award Plan is for the benefit of the officers, Directors, employees and consultants of the Company or any subsidiary company, and the PSU Plan is for the benefit of the officers, employees and consultants of the Company or any subsidiary company.  Stock options granted to the NEOs pursuant to the Stock Award Plan as of the date hereof each have a five-year life and vest over two years: 1/3 on the grant date, 1/3 on the first anniversary of the grant and 1/3 on the second anniversary of the grant date.  PSUs granted to the NEOs pursuant to the PSU Plan as at the date hereof generally have a two-year period between the grant date and the payout date, when a vesting determination is made.

Stock-Based Grants for 2013

In 2014 the Board of Directors approved the grant of a total of 3,225,350 stock options and 1,303,900 PSUs to Mr. Lang, Mr. Deisley and Mr. Ottewell in recognition of their performance during 2013.  These grants represent awarding 50% of each NEO’s long-term incentive award in stock options and 50% in PSUs.  The value of each NEO’s long-term incentive award is calculated as follows:

[(Individual Performance Rating % x Long Term Incentive (“LTI”) Target %) x Base Salary] = LTI $ Value

Half of the resulting LTI $ Value is then divided by the Black-Scholes value of the Company’s Common Shares at fiscal year-end to arrive at a number of stock options to be granted.  The remaining half of the LTI $ Value is divided by the closing price of the Company’s Common Shares on the TSX at fiscal year-end to determine the number of PSUs to be granted.

The PSUs granted to the NEOs listed below will vest on December 1, 2015.  The number of PSUs vesting for each NEO will be based on the performance of the Company’s Common Share price relative to the share price of the Peer Group companies between the PSU grant date and December 1, 2015.  The Compensation Committee has determined that applying performance criteria to the PSUs based upon Company revenues is inappropriate at this time as the Company’s assets are in the development stage.

These stock options and PSUs granted to the NEOs in 2014 based on performance in 2013 represent approximately 1.4% of the total Common Shares issued and outstanding as of March 14, 2014.

The following table describes the 2013 long-term incentive grants to NEOs made in 2014 based on performance in 2013:

NEO	Long-term Incentive Target (as a % of Base Pay)	Stock Option Grant #	Exercise Price (C$)	PSU Grant #
Gregory Lang	375%	1,865,150	2.90	754,000
David Deisley	250%	782,900	2.90	316,500
David Ottewell	250%	577,300	2.90	233,400

Retirement Plans

The purpose of the Company’s retirement plans is to assist eligible employees with accumulating capital toward their retirement. The Company has an RRSP plan for Canadian employees whereby employees are able to contribute a portion of their pay and receive a dollar for dollar Company match up to 5% of pay.  During 2013 the Company had a Simple IRA plan for U.S. employees whereby employees were able to contribute a portion of their pay and receive a dollar for dollar Company match up to 3% of their pay.  The Simple IRA was discontinued as of December 31, 2013.  Effective January 1, 2014, the Company opened a 401(k) retirement savings plan for U.S. employees whereby employees are able to contribute a portion of their pay and receive a dollar for dollar Company match up to 5% of their pay, subject to IRS limitations.

Benefits

The Company’s benefit programs provide employees with health and welfare benefits. The programs consist of medical, dental and vision benefits, life insurance, disability insurance, accidental death and dismemberment insurance, and an employee assistance plan. The only benefit that NEOs receive beyond those provided to other employees is eligibility for a paid annual executive physical.

Performance Graph

The following graph depicts the Company’s cumulative total Shareholder returns over the five most recently completed fiscal years assuming a C$100 investment in Common Shares on November 30, 2008, compared to an equal investment in the S&P/TSX Composite Index.  The Company does not currently issue dividends. The Common Share performance as set out in the graph is not indicative of future price performance.

(C$)	2009	2010	2011	2012	2013
Value based on C$100 invested in the Company on November 30, 2008(1)	810	2,025	1,621	671	373
Value based on C$100 invested in S&P/TSX Composite Index on November 30, 2008	128	149	144	148	168

(1)	Excludes the value of NovaCopper shares distributed to Shareholders in 2012.

While total Shareholder returns were negative in 2013, the Company achieved all of its goals and objectives and the Compensation Committee approved base salary increases for the Company’s executive officers effective January 1, 2014, and an annual incentive plan payout based on target amounts, the goal achievement and the actual performance of the Company and each individual during 2013.

While total Shareholder returns were negative in 2012, the Company achieved all of its goals and objectives and the Compensation Committee approved base salary increases effective January 1, 2013, and an annual incentive plan payout based on target amounts and the actual performance of the Company, the group and each individual for 2012.

Total Shareholder returns were negative in 2011.  However, the Company achieved all of its goals and objectives and the Compensation Committee approved base salary increases for the Company’s executive officers for January 1, 2012.  They also approved an annual incentive payout based on target amounts and the actual performance of the Company, the group and each individual.

Total Shareholder returns were positive in 2010. Based on this performance, the Compensation Committee approved base salary increases for the Company’s executive officers effective January 1, 2011, and an annual incentive plan payout and stock-based grant for that year.

Total Shareholder returns were positive in 2009. Based on this performance, the Compensation Committee approved base salary increases for the Company’s executive officers effective January 1, 2010, and an annual incentive plan payout and a stock-based long-term incentive grant in 2010, comprised of 50% stock options and 50% PSUs.

Realized and Realizable Pay

To facilitate the Shareholders’ comparison of executive pay and performance, the Company is also disclosing the “realized pay” for each of its NEOs. Another compensation metric known as “realizable pay” is used by some companies and analysts to evaluate executive compensation. At present, there is not a standard means of calculating realized and realizable pay. Generally, “realized pay” is compensation actually received during a specified period and “realizable pay” is the actual and potential value of compensation granted during a specified period, regardless of when the value of that compensation is actually realized. “Realizable pay” typically is presented as a cumulative amount over a defined period. Because the Company’s current NEOs have been employed by the Company for less than two years, the Company believes that reporting each NEO’s “realizable pay” would not provide meaningful information at this time. The Company will continue to monitor developments in executive compensation disclosure and may determine to include information regarding NEO “realizable pay” in future information circulars.

For purposes of the following disclosure, the Company included in “realized pay” the base salary and annual bonus paid during the Company’s fiscal year, the value of PSUs that vested during the Company’s fiscal year, and the value realized with respect to stock options exercised during the Company’s fiscal year. The “realized pay” for each NEO is presented in the following table. Note that these amounts will differ from other disclosure in this Circular because some compensation awarded for performance during the Company’s fiscal year ended November 30, 2013 was not paid until after the end of that period. For example, the bonus reported in the following table was paid during the Company’s fiscal year ended November 30, 2013, but represented the annual bonus for performance during the prior year’s period. Thus, the annual bonus paid for performance during the Company’s fiscal year ended November 30, 2013 will be reported as “realized pay” in next year’s information circular because it was paid after November 30, 2013.

NEO’S REALIZED PAY DURING THE FISCAL YEAR ENDED NOVEMBER 30, 2013

NEO	Base Salary	Annual Bonus	Value of PSUs that Vested	Value Realized from Stock Option Exercise	Total Realized Compensation
Gregory Lang	$668,750	$554,610	Nil	Nil	$1,223,360
David Deisley	$425,000	$49,580	Nil	Nil	$474,580
David Ottewell	$325,000	$26,110	Nil	Nil	$351,110

Executive Share Ownership

In order to align the interests of the Company’s senior executives with those of its Shareholders, the Company also implemented share ownership guidelines for its senior executives in April 2009. Under the guidelines, the senior executive can satisfy his or her respective share ownership requirements by holding Common Shares. Stock options and unvested PSUs do not count toward this requirement. Pursuant to the guidelines, senior executives must meet their share ownership requirements by the later of April 1, 2014, or within five years of becoming a senior executive. There are no equity holding period requirements.

For the President and CEO, the share ownership requirement is that number equal to the value of three times annual base salary. In the case of the CFO and EVP, the share ownership requirement is that number equal to the value of two times annual base salary and, in the case of other executives, one times annual base salary.

The following table outlines the aggregate value of the Common Shares held by each NEO currently employed by the Company, on November 30, 2013.

NEO	Eligible Share Holdings (common shares) #	Share Ownership Guidelines
		Requirement		Proportion of Requirement Met(1)
Gregory Lang	138,444	3 X base salary	$1,800,000(2)	18%
David Deisley	111,752	2 X base salary	$850,000(3)	31%
David Ottewell	49,314	2 X base salary	$650,000(4)	18%

(1)	Based on the closing Common Share price on the NYSE-MKT on November 29, 2013 of $2.34.
(2)
Based on Mr. Lang’s annual salary effective January 9, 2012.  Mr. Lang has until January 9, 2017 to meet the share ownership requirement equal to $1,800,000.  Mr. Lang received an annual salary increase effective January 1, 2013, and another on January 1, 2014, and has until January 1, 2018 and January 1, 2019 to meet the share ownership requirement associated with the salary increase amounts, respectively.

(3)
Based on Mr. Deisley’s annual salary effective November 1, 2012.  Mr. Deisley has until November 1, 2017 to meet the share ownership requirement equal to $850,000.  Mr. Deisley received an annual salary increase effective January 1, 2014, and has until January 1, 2019 to meet the share ownership requirement associated with the salary increase amount.

(4)
Based on Mr. Ottewell’s annual salary effective November 13, 2012.  Mr. Ottewell has until November 13, 2017 to meet the share ownership requirement equal to $650,000.  Mr. Ottewell received an annual salary increase effective January 1, 2014, and has until January 1, 2019 to meet the share ownership requirement associated with the salary increase amount.

Advisory Vote on Executive Compensation

The Company was a “foreign private issuer” (as defined in Rule 3b-4 under the Exchange Act) during the entirety of the fiscal year ended November 30, 2013 and was not previously required to conduct an advisory vote on executive compensation, commonly referred to as a “Say on Pay” proposal. Effective as of December 1, 2013, the Company no longer qualified as a “foreign private issuer” and in accordance with Section 951 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Section 14A of the Exchange Act, the Company will ask its Shareholders at its next annual meeting to pass a non-binding resolution approving the compensation of the Company’s NEOs as disclosed in its management information circular.

Advisory Vote on the Frequency of Advisory Vote on Executive Compensation

The Company was a “foreign private issuer” (as defined in Rule 3b-4 under the Exchange Act) during the entirety of the fiscal year ended November 30, 2013 and was not previously required to conduct an advisory vote on executive compensation, commonly referred to as a “Say on Pay” proposal. Effective as of December 1, 2013, the Company no longer qualified as a “foreign private issuer” and in accordance with Section 951 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Section 14A of the Exchange Act, the Company will ask its Shareholders at its next annual meeting to consider and, if deemed advisable, pass a non-binding resolution establishing the frequency for holding a non-binding vote to approve the compensation of the Company’s NEOs annually. The Company recommends holding a non-binding vote on NEO compensation ANNUALLY to provide the Company with regular input on matters of executive compensation.

Compensation Governance

The Compensation Committee is a standing committee of the Board and is appointed by and reports to the Board, with a mandate to assist the Board in fulfilling its oversight responsibilities related to:

•	appointment, performance evaluation and compensation of the Company's CEO and other executive officers of the Company;
•	succession planning relating to the CEO, other executive officers and other key employees, including appointments, reassignments and terminations;
•	compensation structure for the CEO and other executive officers including annual, mid-term and long-term incentive plans involving share issuances or share awards;
•	determination of Director compensation; and
•	share ownership guidelines for the CEO, other executive officers and Directors.

The charter of the Compensation Committee is available at http://www.novagold.com under the Corporate Governance tab.  More information regarding the responsibilities and operations of the Compensation Committee and the process by which compensation is determined is discussed above under the heading “Statement of Executive Compensation” and below under the heading “Director Compensation”.

The Compensation Committee may invite members of Company management to its meetings, as it deems necessary; provided, however, such members of Company management shall not be present during voting deliberations or at meetings at which their individual compensation or performance is discussed or determined.  From time to time, the Compensation Committee may request recommendations concerning executive compensation from Company management as described under the heading “Statement of Executive Compensation - Compensation Elements” above.

For the year ended November 30, 2013, the Compensation Committee consisted of three independent Directors: Mr. Madhavpeddi, Ms. Dowdall and Mr. McConnell.  Mr. Madhavpeddi is the Chair of the Compensation Committee. All members of the Compensation Committee are non-executive Directors of the Company and satisfy all applicable independence standards of the NYSE-MKT.

Mr. Madhavpeddi is President of Azteca Consulting LLC, an advisory firm to the metals and mining sector and Overseas CEO of China Molybdenum Co. Ltd.  He is also on the board of Namibia Rare Earths Inc. and serves as Chair of that company’s compensation committee.  His extensive career in the mining industry spans over 30 years, including serving as Senior Vice President for Phelps Dodge with responsibility for that company’s global business development, acquisitions and divestments, including joint ventures, as well as its global exploration programs. Also, he has considerable experience with compensation matters.  Mr. McConnell is the President and CEO of Namibia Rare Earths Inc. and is also very involved in the development and review of the executive compensation for Namibia Rare Earths Inc.  Ms. Dowdall was previously involved with corporate governance and the review of executive reporting while at Franco-Nevada, and is currently a member of the compensation committees of Olivut Resources Ltd. and Foran Resources Ltd.

Compensation Committee’s Relationship with its Independent Compensation Consultant

The Compensation Committee has directly engaged the independent Compensation Consultant to provide specific support to the Compensation Committee in determining compensation for the Company’s officers and Directors, including during the most recently completed fiscal year. Such analysis and advice from the Compensation Consultant includes, but is not limited to, executive compensation policy (for example, the choice of companies to include in the Peer Group and compensation philosophy), total compensation benchmarking for the NEOs, and incentive plan design. In addition, this support has also consisted of (i) the provision of general market observations throughout the year with respect to market trends and issues; (ii) the provision of benchmark market data; and (iii) attendance at one Compensation Committee meeting to review market trends and issues, and one other meeting at which market analysis findings are presented to the Compensation Committee. Decisions made by the Compensation Committee, however, are the responsibility of the Compensation Committee and may reflect factors and considerations other than the information and recommendations provided by the Compensation Consultant. In addition to this mandate, the Compensation Consultant provides general employee compensation consulting services to the Company; however, these services are limited in size and scope and are of significantly lesser value than those provided related to executive officer and Director compensation.

The Compensation Committee Chair pre-approves a Statement of Work provided by the Compensation Consultant prior to the start of the annual executive officer and Director compensation reviews or any other project that needs to be completed. The Statement of Work confirms the work that the Compensation Consultant is asked to complete and its fees.  The Compensation Committee has assessed the independence of the Compensation Consultant pursuant to SEC rules and concluded that the Compensation Consultant’s work for the Compensation Committee does not raise any conflict of interest.

The fees paid to the Compensation Consultant for its services in fiscal year 2013 were C$52,220 to assist the Compensation Committee in developing the Company’s compensation policies and programs.  No other fees were paid to the Compensation Consultant during the fiscal year ended November 30, 2013.  The Compensation Consultant, Mercer (Canada) Limited, is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. (“MMC”).  Marsh, an MMC affiliate, provides insurance services to the Company.  The Compensation Committee does not pre-approve these services.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee is or had been an executive officer or employee of the Company or its subsidiary, except for Mr. McConnell, who was President of the Company from December 1984 to January 1998, and Chairman and CEO of the Company from January 1998 to May 1999.  No executive officer of the Company is or has been a director or member of the Compensation Committee of another entity having an executive officer who is or has been a director or a member of the Compensation Committee of the Company.

Employment Agreements

The Company has entered into employment agreements with each of the NEOs to address many issues important in the employer-employee relationship including:

•	term of employment;

•	amount of compensation and any included benefits such as vacation or health plan coverage;

•	the duties, tasks and responsibilities expected of the employee;

•	termination provisions including in the event of a change of control;

•	confidentiality of information to prevent employees from disclosing to others any confidential information during or after the employment ends;

•	non-solicitation restrictions to prevent the employee from attempting to solicit other employees; and

•	any other issues specific to the employment situation.

For the purposes of the employment agreements, a “Change of Control” means any of the following:

•
at least 50% in fair-market value of all of the Company’s assets are sold to a party or parties acting jointly or in concert (as determined pursuant to the Ontario Securities Act, R.S.O. 1990, c.S.5, as amended (the “OSA”), mutatis mutandis) in one or more transactions occurring within a period of two (2) years; or

•
a direct or indirect acquisition by a person or group of persons acting jointly or in concert of voting shares of the Company that when taken together with any voting shares owned directly or indirectly by such person or group of persons at the time of the acquisition, constitutes 40% or more of the Company’s outstanding voting shares, provided that the direct or indirect acquisition by Electrum, including all persons acting jointly or in concert with Electrum, of voting shares of the Company shall not constitute a “Change of Control” unless the acquisition of such additional voting shares when taken together with any voting shares or securities convertible into voting shares (“Convertible Securities”) held directly or indirectly by Electrum at the time of acquisition constitutes 50% or more of the Company’s outstanding voting shares.  All Convertible Securities owned by Electrum will be deemed to be fully converted or exercised and the number of the Company’s outstanding voting shares will be adjusted to reflect such conversion or exercise; or

•
a majority of the nominees of the then-incumbent Board of Directors of the Company standing for election to the Company’s Board of Directors are not elected at any annual or special meeting of the Company’s Shareholders; or

•
the Company is merged, amalgamated, consolidated or reorganized into or with another body corporate or other legal person and, as a result of such business combination, more than 40% of the voting shares of such body corporate or legal person immediately after such transaction are beneficially held in the aggregate by a person or body corporate (or persons or bodies corporate acting jointly or in concert) and such person or body corporate (or persons or bodies corporate acting jointly or in concert) beneficially held less than 40% of the Company’s voting shares immediately prior to such transaction.

Greg Lang

Pursuant to an employment contract with the Company effective January 9, 2012, Mr. Lang is employed by the Company as President and Chief Executive Officer.  Mr. Lang was entitled to an initial annual salary of $600,000.

Mr. Lang’s salary is to be reviewed at least annually by the Compensation Committee of the Board. The Compensation Committee of the Board can make recommendations to the Board regarding appropriate salary adjustments. Commencing January 1, 2013, Mr. Lang’s salary was increased to $675,000, and effective January 1, 2014, Mr. Lang’s salary was increased to $695,250.  In the event of a Change of Control of the Company, the Company is required to continue to employ Mr. Lang in the same capacity. The Company is obligated to provide Mr. Lang with group life, long-term disability, extended medical and dental insurance coverage in accordance with the policies and procedures of the Company in effect from time to time. The Company is obligated to provide Mr. Lang with director’s and officer’s liability insurance appropriate to the nature of his responsibilities under his employment contract.

Mr. Lang may terminate his obligations under his employment contract (i) at any time upon providing three months’ notice in writing to the Company; or (ii) upon a material breach or default of any term of the agreement by the Company. The Company may terminate Mr. Lang’s employment at any time for just cause or upon Mr. Lang dying or becoming permanently disabled or disabled for a period exceeding 180 consecutive days or 180 non-consecutive days calculated on a cumulative basis over any two-year period during the term of the agreement, or at any time upon making the severance payment. If Mr. Lang’s employment agreement is terminated by him as a result of a material breach or default of any term of the agreement by the Company, or if it is terminated by the Company at any time or in breach of the agreement, or if within the twelve (12) month period immediately following a Change in Control there is a material change or breach of the agreement, Mr. Lang is entitled to receive within 10 days of the termination a severance payment equal to his annual base salary plus annual incentive earned in the previous fiscal year multiplied by two.  If the employment agreement is terminated due to Mr. Lang’s death or becoming disabled, the Company must pay him (or his estate) his then current salary accrued as of the date of termination and his then current salary for one year after the date of termination.

Mr. Lang’s employment agreement provides a double trigger upon a Change in Control. Mr. Lang is not able to voluntarily leave the Company for any reason following a Change in Control and still receive the Change in Control payment as severance.

Mr. Lang’s contract continues indefinitely, unless and until terminated.

David Deisley and David Ottewell

Pursuant to an employment contract with the Company effective November 1, 2012, Mr. Deisley is employed by the Company as Executive Vice-President, General Counsel and Corporate Secretary.  For the fiscal year ended November 30, 2013, Mr. Deisley was entitled to a salary of $425,000.  Effective January 1, 2014, Mr. Deisley’s salary was increased to $437,750.

Pursuant to an employment contract with the Company effective November 13, 2012, Mr. Ottewell is employed by the Company as Vice-President and Chief Financial Officer.  For the fiscal year ended November 30, 2013, Mr. Ottewell was entitled to a salary of $325,000.  Effective January 1, 2014, Mr. Ottewell’s salary was increased to $341,250.

Mr. Deisley’s and Mr. Ottewell’s employment contracts require that their salary be reviewed at least annually by the CEO. The CEO can make recommendations to the Board or the Compensation Committee of the Board regarding appropriate salary adjustments.

Termination of Employment or Change of Control

The following termination clauses are in effect under the employment contracts for Mr. Deisley and Mr. Ottewell (the “senior officers”).

In the event of a Change of Control of the Company, the Company is required to continue to employ the senior officers in the same capacity. The Company is obligated to provide the senior officers with group life, long-term disability, extended medical and dental insurance coverage in accordance with the policies and procedures of the Company in effect from time to time. The Company is obligated to provide the senior officers with director’s and officer’s liability insurance appropriate to the nature of their responsibilities under their employment contracts.

Any senior officer may terminate his obligations under his employment contract (i) at any time upon providing three months’ notice in writing to the Company; (ii) upon a material breach or default of any term of the agreement by the Company; or (iii) at any time after 90 days following the date on which there is a Change of Control and within 180 days of the date on which there is a Change of Control by providing one month’s notice in writing to the Company. The Company may terminate the senior officer’s employment at any time for just cause or upon the senior officer’s dying or becoming permanently disabled or disabled for a period exceeding 180 consecutive days or 180 non-consecutive days calculated on a cumulative basis over any two-year period during the term of the agreement, or at any time upon making the severance payment. If the senior officer’s employment agreement is terminated by the senior officer as a result of a material breach or default of any term of the agreement by the Company, or after 90 days following the date on which there is a Change of Control, or if it is terminated by the Company at any time or in breach of the agreement, the senior officer is entitled to receive within 10 days of the termination a severance payment equal to all compensation, which is defined as the annual base salary plus the annual incentive paid to the senior officer for the previous fiscal year multiplied by two. If the employment agreement is terminated due to the senior officer’s death or becoming disabled, the Company must pay to the senior officer (or his estate) his then current salary accrued as of the date of termination and his then current salary for one year after the date of termination.

The contracts of Mr. Deisley and Mr. Ottewell continue indefinitely, unless and until terminated.

Transition to Current Executive Team – 2012 An Anomaly in Executive Compensation

During fiscal year 2012 the Company completed a spin-off of some of its assets into a company called NovaCopper.  The spin-off resulted in: (i) a number of the Company’s then executive officers transitioning their employment from the Company to NovaCopper, and (ii) the Company recruiting and hiring a new executive team.  The transition from the prior executive team to the current executive team was completed at the end of fiscal year 2012.  The exit of the prior executive team resulted in various end of employment payments to those executives in 2012; additionally, the hiring of the Company’s new executive team required the payment of inducements of cash and/or Company equity grants to secure employment of the desired individuals.  The combination of end of employment payments, new hire inducement payments and equity grants in fiscal 2012 made 2012 an anomaly in terms of the Company’s executive compensation.  The details of fiscal year 2012 executive compensation are discussed in the Company’s Management Information Circular dated April 4, 2013, which is available on the Company’s website, www.novagold.com, at www.sedar.ca and at www.sec.gov.

Summary Compensation Table

The summary compensation table below sets out NEO compensation information including annual salary, incentive bonuses and all other compensation earned during the fiscal years ended November 30, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary $	Bonus (Annual Incentive Plan) $	Share-Based Awards(1) $	Option-Based Awards(2) $	Non-Equity Incentive Plan Compensation $	Change in pension value and nonqualified deferred compensation earnings $	All Other Compensation(3) $	Total Compensation $
Gregory Lang(4), President and CEO	2013 2012 2011	668,750 537,500 Nil	864,000 554,610 Nil	1,198,897 3,839,135 Nil	1,119,494 3,684,551 Nil	Nil Nil Nil	Nil Nil Nil	73,430 56,032 Nil	3,924,572 8,671,829 Nil
David Ottewell(5), Vice President and CFO	2013 2012 2011	325,000 17,292 Nil	330,200 26,110 Nil	461,114 726,281 Nil	407,089 588,307 Nil	Nil Nil Nil	Nil Nil Nil	92,353 Nil Nil	1,615,756 1,357,990 Nil
David Deisley(6), Executive Vice President, General Counsel and Corporate Secretary	2013 2012 2011	425,000 35,417 Nil	435,200 49,580 Nil	599,449 1,328,729 Nil	525,823 903,330 Nil	Nil Nil Nil	Nil Nil Nil	168,129 885 Nil	2,153,601 2,317,940 Nil

(1)	The amounts in respect of share-based awards are based upon the fair value of the grants as of the date of each grant.
(2)
Amounts in respect of option-based awards are based upon the Black-Scholes valuation model. Option-based awards granted during the years ended November 30, 2012 and 2013 include vested and unvested amounts.

(3)
Amounts in All Other Compensation include Company matching of retirement and share purchase plans, auto allowance, insurance premiums and tax preparation services.  The amounts also include relocation reimbursement and tax gross-ups of $21,574 for Mr. Lang, $63,103 for Mr. Ottewell and $139,738 for Mr. Deisley.

(4)	Mr. Lang was appointed President and Chief Executive Officer of the Company effective January 9, 2012.
(5)	Mr. Ottewell was appointed Vice President and Chief Financial Officer of the Company effective November 13, 2012
(6)	Mr. Deisley was appointed Executive Vice President and General Counsel effective November 1, 2012 and Corporate Secretary effective November 19, 2013.

The annual incentives, share-based awards and option based awards are granted as a target percentage of the base pay for each NEO. The proportion of value assigned to stock options and/or PSUs is determined by the Board.  The number of options granted is determined by dividing the dollar amount to be granted by the value per option determined using the Black-Scholes option valuation model. Inputs used in the Black-Scholes valuation model include the Company’s historical stock prices to determine the stock’s volatility, the expected life of the option, which is based on the average length of time similar option grants in the past have remained outstanding prior to exercise, and the vesting period of the grant. The number of PSUs granted is determined by dividing the dollar amount to be granted by the Common Share price at the time of the grant to determine the number of share-units.

2013 stock grants for Mr. Lang, Mr. Deisley and Mr. Ottewell were recommended by the Compensation Committee and approved by the Board in order to retain their employment.

See “Compensation Discussion and Analysis” for additional details regarding the information provided above.

Incentive Plan Awards

Grants of Plan-Based Awards

No stock option awards were re-priced during fiscal year 2013.

The following table provides information related to grants of plan-based awards to our NEOs in fiscal year 2013.

Grants of Plan-Based Awards
NEO (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (3) (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
		Threshold ($) (c)	Tar- get ($) (d)	Maxi- mum ($) (e)	Thres- hold (#) (f)	Tar- get (#) (g)	Maxi- mum (#) (h)
Gregory Lang	05-Dec-2012	-	-	-	0	260,000	390,000	-	660,000	$4.38	$2,318,391
	n/a	0	675,000	1,012,500	-	-	-	-	-	-	-
David Deisley	05-Dec-2012	-	-	-	0	130,000	195,000	-	310,000	$4.38	$1,125,272
	n/a	0	340,000	510,000	-	-	-	-	-	-	-
David Ottewell	05-Dec-2012	-	-	-	0	100,000	150,000	-	240,000	$4.38	$868,203
	n/a	0	260,000	390,000	-	-	-	-	-	-	-

(1)	Annual Incentive Plan estimated payments based upon performance in fiscal year 2013.
(2)	Performance Share Unit Awards granted December 5, 2012 will be measured and paid out in December 2014.
(3)	Grants under the 2004 Stock Award Plan.

Outstanding Option-Based and Share-Based Awards

The following table sets out information concerning all option-based and share-based awards outstanding for each NEO as of November 30, 2013, which disclosure includes awards granted before the most recently completed financial year.  Stock options include vested and unvested amounts.

NEO (a)	Option-Based Awards						Share-Based Awards
	Number of Securities Underlying Unexercised Options # Exercisable (b)	Number of Securities Underlying Unexercised Options # Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options # (d)	Option Exercise Price C$ (e)	Option Expiration Date (f)	Value of Unexercised in-the-money Options C$(1)	Number of Shares or Units of Shares That Have Not Vested (g)	Market or Payout Value of Shares or Units of Shares That Have Not Vested C$ (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not VestedC$(2) (j)
Gregory Lang	333,333	166,667	Nil	$10.12(3)	06-Dec-2016	Nil	Nil	Nil	100,000	$246,000
	333,333	166,667	Nil	$6.17	07-Jun-2017	Nil	Nil	Nil	200,000	$492,000
	220,000	440,000	Nil	$4.38	04-Dec-2017	Nil	Nil	Nil	260,000	$639,600
David Deisley	333,333	166,667	Nil	$4.60	03-Sep-2017	Nil	Nil	Nil	150,000	$369,000
	103,333	206,667	Nil	$4.38	04-Dec-2017	Nil	Nil	Nil	130,000	$319,800
David Ottewell	200,000	100,000	Nil	$4.99	09-Sep-2017	Nil	Nil	Nil	100,000	$246,000
	80,000	160,000	Nil	$4.38	04-Dec-2017	Nil	Nil	Nil	100,000	$246,000

(1)	Based on the price of the Company’s Common Shares on the TSX as of November 29, 2013 of C$2.46 less the option exercise price.
(2)	Based on the price of the Company’s Common Shares on the TSX as of November 29, 2013 of C$2.46.
(3)
The exercise prices of stock option awards granted prior to April 30, 2012 were adjusted due to the decrease in net assets resulting from the NovaCopper spin-out to 91.1% of the original exercise price.

2013 Option Exercises and Stock Vested

The following table provides information regarding stock that vested and stock options that were exercised by the Company’s NEOs during 2013. Option award value realized is calculated by subtracting the aggregate exercise price of the options exercised from the aggregate market value of the shares of common stock acquired on the date of exercise. Stock award value is calculated by multiplying the number of vested PSUs by the market value of the underlying shares on the vesting date.

NEO	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise #	Value Realized on Exercise $	Number of Shares Acquired on Vesting #	Value Realized on Vesting $
Gregory Lang	Nil	Nil	Nil	Nil
David Deisley	Nil	Nil	Nil	Nil
David Ottewell	Nil	Nil	Nil	Nil

Nonqualified Deferred Compensation

The Company has no plans that provide for deferred compensation to its NEOs.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Company's Compensation Discussion and Analysis included herein. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended November 30, 2013, as amended, and the Company's Circular for the year ended November 30, 2013.

Submitted by the following members of the Compensation Committee of the Board of Directors:

           Kalidas Madhavpeddi
Sharon Dowdall
   Gerald McConnell

DIRECTOR COMPENSATION

At the request of the Compensation Committee, a review of Directors’ compensation was conducted in October 2013. The Compensation Committee, after referring to market information provided by Mercer, determined to leave the Directors’ compensation program unchanged from that established by the Board in fiscal year 2012.  The Directors’ compensation program is described below.

The Company has targeted Directors’ compensation above the median of the Peer Group for the following reasons:

•	the Company seeks to attract directors with experience working for larger companies than that of our Peer Group because of our large joint venture partners; and
•
the Company seeks to attract directors with experience working for larger companies than that of our Peer Group because of the scale and quality of the Company’s assets under development in comparison to our Peer Group’s assets.

Compensation targets for Directors are:

•	For annual retainers, chair fees and meeting fees – 62.5th percentile of the market
•	For total direct compensation including stock based awards – 75th percentile of the market
•
Market compensation data was sourced from compensation data disclosed in the proxy statements of other publicly traded companies. As with the Company’s NEOs, the data was collected from the proxy statements of the companies included in the Company’s Peer Group.

Based upon the information provided by Mercer during the compensation review conducted in the fall of 2013, the actual total cash compensation paid to the Chairman and to the non-executive Directors was below the 25th percentile relative to the Peer Group. Stock options were awarded to align the total direct compensation at the expected 75th percentile of the Peer Group. Therefore, the Compensation Committee recommended, and the Board approved, leaving the Directors’ compensation package unchanged for 2014.  The largest portion of compensation paid to the Directors is in DSUs and stock option awards, which aligns the long-term interests of the Directors with those of Shareholders as the value of the DSUs and stock option awards is dependent upon the Company’s share price performance.  It also aligns Director compensation with the Company’s strategy of preservation of the Company’s treasury.

The table below describes the compensation structure approved for non-executive Directors for 2014.

Activity	Compensation
Membership on Board – Annual Retainer(1)	$33,600	per annum
Chairman of the Board	$35,000	per annum
Preparation and attendance at Board and Committee meetings	$1,750	per meeting
Audit Committee Chair	$15,000	per annum
All Other Committee Chairs	$9,000	per annum
(1)       At least 50% of the annual retainers are paid to Directors in the form of DSUs.

Director Compensation Table

The summary compensation table below sets out the compensation provided to the Company’s Directors (excluding NEOs) for the fiscal year ended November 30, 2013.

Director (a)	Fiscal Year	Fees Earned or Paid in Cash (b)	Share- Based Awards(1) (c)	Option- Based Awards(2) (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Sharon Dowdall	2013	$60,300	$16,800	$220,586	Nil	Nil	Nil	$297,686
Marc Faber	2013	$34,300	$16,800	$220,586	Nil	Nil	Nil	$271,686
Tony Giardini(3)	2013	$11,700	$4,200	$220,586	Nil	Nil	Nil	$236,486
Thomas Kaplan	2013	$43,750	$33,600	$220,586	Nil	Nil	Nil	$297,936
Gillyeard Leathley	2013	$31,250	$33,600	$220,586	Nil	Nil	Nil	$285,436
Igor Levental	2013	$40,750	$33,600	$220,586	Nil	Nil	Nil	$294,936
Kalidas Madhavpeddi	2013	$73,050	$16,800	$220,586	Nil	Nil	Nil	$310,436
Gerald McConnell	2013	$37,000	$33,600	$220,586	Nil	Nil	Nil	$291,186
Clynton Nauman	2013	$36,050	$16,800	$220,586	Nil	Nil	Nil	$273,436
Rick Van Nieuwenhuyse	2013	$32,550	$16,800	$220,586	Nil	Nil	Nil	$269,936
Anthony Walsh	2013	$61,550	$16,800	$220,586	Nil	Nil	Nil	$298,936
(1)	The 2013 share-based grants for Directors are vested when the Directors retire from the Board of the Company.
(2)	The 2013 stock option grants for Directors are vested 100% on grant date. The values of the option-based awards are based upon the Black-Scholes valuation model.
(3)	Mr. Giardini resigned from the Board on March 1, 2013. The Board granted an extension of the option expiration dates to the earlier of February 28, 2014 or the original expiration date.

DSU Plan for Directors

The DSU Plan has been established by the Company to promote the interests of the Company by attracting and retaining qualified persons to serve on the Board and to provide the Directors with an opportunity to receive a portion of their compensation for serving as a Director in the form of securities of the Company. This vehicle also aligns the interests of Directors with those of the Shareholders by tying Directors’ compensation to long-term Shareholder value.

Under the DSU Plan, each Director can elect to receive between a minimum of 50% to a maximum of 100% of the Director’s annual retainer as DSUs. Directors are not eligible to receive the underlying Common Shares until they retire from service with the Company. This plan has been in effect since December 1, 2009.

The number of DSUs is determined by dividing the retainer amount by the volume weighted adjusted share price for the last five days of each quarter. The following table sets forth the 2013 DSU payments made to each non-executive Director for fiscal year 2013 and the aggregate value of such payments is based on the closing price of the Common Stock on November 30, 2013, which was C$2.46.

2013 DSU Payments
	Q1		Q2		Q3		Q4		Total
Director	Value C$	# of DSUs	Value C$	# of DSUs	Value C$	# of DSUs	Value C$	# of DSUs	Value C$	# of DSUs
Sharon Dowdall	2,561	1,041	4,148	1,686	3,525	1,433	4,659	1,894	14,893	6,054
Marc Faber	2,561	1,041	4,148	1,686	3,525	1,433	4,659	1,894	14,893	6,054
Tony Giardini(1)	2,561	1,041	Nil	Nil	Nil	Nil	Nil	Nil	2,561	1,041
Thomas Kaplan	5,124	2,083	8,298	3,373	7,050	2,866	9,318	3,788	29,790	12,110
Gillyeard Leathley	5,124	2,083	8,298	3,373	7,050	2,866	9,318	3,788	29,790	12,110
Igor Levental	5,124	2,083	8,298	3,373	7,050	2,866	9,318	3,788	29,790	12,110
Kalidas Madhavpeddi	2,561	1,041	4,148	1,686	3,525	1,433	4,659	1,894	14,893	6,054
Gerald McConnell	5,124	2,083	8,298	3,373	7,050	2,866	9,318	3,788	29,790	12,110
Clynton Nauman	2,561	1,041	4,148	1,686	3,525	1,433	4,659	1,894	14,893	6,054
Rick Van Niewenhuyse	2,561	1,041	4,148	1,686	3,525	1,433	4,659	1,894	14,893	6,054
Anthony Walsh	2,561	1,041	4,148	1,686	3,525	1,433	4,659	1,894	14,893	6,054

 (1)           Mr. Giardini resigned from the Board on March 1, 2013.

Director’s Share Ownership

The Board established a policy in April 2009 requiring each Director to maintain a minimum holding of Common Shares and/or DSUs equal to C$50,000.  Directors must meet these share ownership requirements by April 2014 or, if they became a Director subsequent to April 2009, within five years of becoming a Director. There are no equity holding period requirements.  Upon meeting the share ownership requirement, a Director is deemed to have met the share ownership requirement going forward, regardless of changes in the price of a Common Share, so long as: (i) the Director’s share ownership does not drop below the number of shares held at the time they first met the share ownership requirement, and (ii) the applicable share ownership requirement remains the same.  Directors are not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the Director.  Directors are also not permitted to pledge Company securities to secure personal debts or loans.

The following table outlines the aggregate value of the Common Shares and/or DSUs held by each Director (excluding NEOs) on November 30, 2013.

Director	Eligible Holdings(1) #	Share Ownership Guidelines
		Requirement C$	Proportion of Requirement Met(2)
Sharon Dowdall	6,021	50,000	30%
Marc Faber	9,359	50,000	46%
Thomas Kaplan	14,444	50,000	71%
Gillyeard Leathley	92,488	50,000	100%
Igor Levental	17,082	50,000	84%
Kalidas Madhavpeddi	16,936	50,000	100%

Director	Eligible Holdings(1) #	Share Ownership Guidelines
		Requirement C$	Proportion of Requirement Met(2)
Gerald McConnell	53,450	50,000	100%
Clynton Nauman	140,313	50,000	100%
Rick Van Nieuwenhuyse	706,014	50,000	100%
Anthony Walsh	6,021	50,000	30%

(1)	Common Shares and/or DSUs.
(2)	Based on the Company’s closing Common Share price on the TSX as of November 29, 2013 of C$2.46, or upon a Director having previously met 100% of the share ownership requirement.

Incentive Plan Awards

Outstanding Option-Based and Share-Based Awards

The following table sets information concerning all option-based and share-based awards outstanding for each non-executive Director as of November 30, 2013 including awards granted before the most recently completed fiscal year.

	Option-Based Awards					Share-Based Awards
Director	Grant Date	Number of Securities Underlying Unexercised Options	Option Exercise Price C$	Option Expiration Date	Value of Unexercised in-the-money Options(1) C$	Number of Shares or Units of Shares that have not Vested	Market or Payout Value of Shares or Units of Shares that have not Vested(2) C$	Market or Payout Value of Vested Share-Based Awards not Paid Out or Distributed
Sharon Dowdall	16-Apr-2012	100,000	6.33	15-Apr-2017	Nil
	05-Dec-2012	130,050	4.38	04-Dec-2017	Nil
						6,021	14,812	Nil
Marc Faber	05-July-2010	100,000	6.18	04-Jul-2015	Nil
	03-Dec-2010	40,000	13.24	02-Dec-2015	Nil
	07-Dec-2011	75,750	10.12	06-Dec-2016	Nil
	05-Dec-2012	130,050	4.38	04-Dec-2017	Nil
						9,359	23,023	Nil
Tony Giardini(3)	28-May-2008	80,000	7.44	28-Feb-2014	Nil
	08-Jan-2009	40,000	2.23	07-Jan-2014	9,200
	29-May-2009	130,000	4.78	28-Feb-2014	Nil
	21-Jan-2010	82,250	5.83	28-Feb-2014	Nil
	03-Dec-2010	40,000	13.24	28-Feb-2014	Nil
	07-Dec-2011	75,750	10.12	28-Feb-2014	Nil
	05-Dec-2012	130,050	4.38	28-Feb-2014	Nil
						Nil	Nil	Nil
Thomas Kaplan(4)	07-Dec-2011	100,000	10.12	06-Dec-2016	Nil
	07-Dec-2011	75,750	10.12	06-Dec-2016	Nil
	05-Dec-2012	130,050	4.38	04-Dec-2017	Nil
						14,444	35,532	Nil
Gillyeard Leathley	21-Jan-2010	50,000	5.83	20-Jan-2015	Nil
	23-Nov-2010	125,000	13.58	20-Nov-2015	Nil
	07-Dec-2011	170,866	10.12	06-Dec-2016	Nil
	05-Dec-2012	130,050	4.38	04-Dec-2017	Nil
						8,321	20,470	Nil
Igor Levental	08-Jan-2009	100,000	2.23	07-Jan-2014	23,000
	29-May-2009	150,000	4.78	28-May-2014	Nil
	21-Jan-2010	82,250	5.83	20-Jan-2015	Nil
	03-Dec-2010	40,000	13.24	02-Dec-2015	Nil
	07-Dec-2011	75,750	10.12	06-Dec-2016	Nil
	05-Dec-2012	130,050	4.38	04-Dec-2017	Nil
						16,082	39,562	Nil

	Option-Based Awards					Share-Based Awards
Director	Grant Date	Number of Securities Underlying Unexercised Options	Option Exercise Price C$	Option Expiration Date	Value of Unexercised in-the-money Options(1) C$	Number of Shares or Units of Shares that have not Vested	Market or Payout Value of Shares or Units of Shares that have not Vested(2) C$	Market or Payout Value of Vested Share-Based Awards not Paid Out or Distributed
Kalidas Madhavpeddi	31-May-2007	100,000	14.82	30-May-2017	Nil
	05-Apr-2008	35,000(4)	7.47	04-Apr-2018	Nil
	08-Jan-2009	60,000	2.23	07-Jan-2014	13,800
	29-May-2009	150,000	4.78	28-May-2014	Nil
	21-Jan-2010	82,250	5.83	20-Jan-2015	Nil
	03-Dec-2010	40,000	13.24	02-Dec-2015	Nil
	07-Dec-2011	75,750	10.12	06-Dec-2016	Nil
	05-Dec-2012	130,050	4.38	04-Dec-2017	Nil
						10,870	26,740	Nil
Gerald	08-Mar-2004	100,000	6.01	07-Mar-2014	Nil
McConnell	17-Jan-2005	75,000	8.07	16-Jan-2015	Nil
	10-Mar-2006	75,000	12.81	09-Mar-2016	Nil
	05-Apr-2008	35,000(4)	7.47	04-Apr-2018	Nil
	08-Jan-2009	5,146	2.23	07-Jan-2014	1,184
	29-May-2009	150,000	4.78	28-May-2014	Nil
	21-Jan-2010	82,250	5.83	20-Jan-2015	Nil
	03-Dec-2010	40,000	13.24	02-Dec-2015	Nil
	07-Dec-2011	75,750	10.12	06-Dec-2016	Nil
	05-Dec-2012	130,050	4.38	04-Dec-2017	Nil
						19,568	48,137	Nil
Clynton	08-Mar-2004	100,000	6.01	07-Mar-2014	Nil
Nauman	17-Jan-2005	75,000	8.07	16-Jan-2015	Nil
	10-Mar-2006	75,000	12.81	09-Mar-2016	Nil
	05-Apr-2008	35,000(4)	7.47	04-Apr-2018	Nil
	08-Jan-2009	100,000	2.23	07-Jan-2014	23,000
	29-May-2009	150,000	4.78	28-May-2014	Nil
	21-Jan-2010	82,250	5.83	20-Jan-2015	Nil
	03-Dec-2010	40,000	13.24	02-Dec-2015	Nil
	07-Dec-2011	75,750	10.12	06-Dec-2016	Nil
	05-Dec-2012	130,050	4.38	04-Dec-2017	Nil
						10,870	26,740	Nil
Rick Van Nieuwenhuyse	08-Mar-2004	250,000	6.01	07-Mar-2014	Nil
	17-Jan-2005	250,000	8.07	16-Jan-2015	Nil
	10-Mar-2006	200,000	12.81	09-Mar-2016	Nil
	05-Apr-2008	250,000(4)	7.47	04-Apr-2018	Nil
	08-Jan-2009	838,000	2.23	07-Jan-2014	192,740
	29-May-2009	483,050	4.78	28-May-2014	Nil
	29-May-2009	702,300	4.78	28-May-2014	Nil
	21-Jan-2010	231,250	5.83	20-Jan-2015	Nil
	03-Dec-2010	332,300	13.24	02-Dec-2015	Nil
	07-Dec-2011	75,750	10.12	06-Dec-2016	Nil
	05-Dec-2012	130,050	4.38	04-Dec-2017	Nil
						6,021	14,812	Nil
Anthony Walsh	02-Apr-2012	100,000	6.52	01-Apr-2017	Nil
	05-Dec-2012	130,050	4.38	04-Dec-2017	Nil
						6,021	14,812	Nil

(1)	Based on the price of the Company’s Common Shares on the TSX as of November 29, 2013 of C$2.46 less the option exercise price.
(2)	Based on the price of the Company’s Common Shares on the TSX as of November 29, 2013 of C$2.46.
(3)	Mr. Giardini resigned from the Board effective March 1, 2013. The Board granted an extension of the option expiration dates to the earlier of February 28, 2014 or the original expiration date.
(4)	These options are unvested.

Value Vested or Earned During the Year

The following table sets out information concerning the value of incentive plan awards, option-based and share-based awards as well as non-equity incentive plan compensation, vested or earned by each non-executive Director during the fiscal year ended November 30, 2013.

Director	Option-based Awards		Share-based Awards		Non-equity Incentive Plan Compensation – Value Earned During the Year
	Number of Securities Underlying Options Vested	Value Vested During the Year(1) C$	Number of Shares or Units of Shares Vested	Value Vested During the Year C$
Sharon Dowdall	130,050	Nil	Nil	Nil	Nil
Marc Faber	130,050	Nil	Nil	Nil	Nil
Tony Giardini(2)	130,050	Nil	7,750	31,855(3)	Nil
Thomas Kaplan	130,050	Nil	Nil	Nil	Nil
Gillyeard Leathley	130,050	Nil	Nil	Nil	Nil
Igor Levental	130,050	Nil	Nil	Nil	Nil
Kalidas Madhavpeddi	130,050	Nil	Nil	Nil	Nil
Gerald McConnell	130,050	Nil	Nil	Nil	Nil
Clynton Nauman	130,050	Nil	Nil	Nil	Nil
Rick Van Nieuwenhuyse	130,050	Nil	Nil	Nil	Nil
Anthony Walsh	130,050	Nil	Nil	Nil	Nil

(1)	Based on the closing price of the Company’s Common Shares on the TSX as of November 29, 2013 of C$2.46 less the option exercise price of C$4.38.
(2)	Mr. Giardini resigned from the Board effective March 1, 2013. The Board granted an extension of the option expiration dates to the earlier of February 28, 2014 or the original expiration date.
(3)	Based on the opening price of the Company’s Common Shares on the TSX as of March 19, 2013 of C$4.11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Common Shares as of March 14, 2014 by:

•	the Company’s NEOs;

•	the Company’s Directors and nominees;

•	all of the Company’s NEOs and Directors as a group; and

•	each person who is known by the Company to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Unless otherwise indicated, the Shareholders listed possess sole voting and investment power with respect to the shares shown. The Company’s Directors and NEOs do not have different voting rights from other Shareholders.

Name	Business Address	Amount and Nature (1)	Percentage of Class (2)
Gregory Lang	201 South Main, Suite 400 Salt Lake City, Utah 84111 USA	2,177,126 (3)	*
David Deisley	201 South Main, Suite 400 Salt Lake City, Utah 84111 USA	997,928 (4)	*
David Ottewell	201 South Main, Suite 400 Salt Lake City, Utah 84111 USA	658,778 (5)	*

Name	Business Address	Amount and Nature (1)	Percentage of Class (2)
Thomas Kaplan	535 Madison Avenue, 12th Floor New York, NY 10022 USA	85,054,893 (6)	26.8%
Sharon Dowdall	789 West Pender Street, Suite 720 Vancouver, BC V6C 1H2 Canada	398,182 (7)	*
Marc Faber	201 South Main, Suite 400 Salt Lake City, Utah 84111 USA	517,270 (8)	*
Gillyeard Leathley	789 West Pender Street, Suite 720 Vancouver, BC V6C 1H2 Canada	776,009 (9)	*
Igor Levental	201 South Main, Suite 400 Salt Lake City, Utah 84111 USA	660,303 (10)	*
Kalidas Madhavpeddi	201 South Main, Suite 400 Salt Lake City, Utah 84111 USA	771,867 (11)	*
Gerald McConnell	789 West Pender Street, Suite 720 Vancouver, BC V6C 1H2 Canada	847,555 (12)	*
Clynton Nauman	201 South Main, Suite 400 Salt Lake City, Utah 84111 USA	930,474 (13)	*
Rick Van Nieuwenhuyse	789 West Pender Street, Suite 720 Vancouver, BC V6C 1H2 Canada	3,273,395 (14)	1.0%
Anthony Walsh	789 West Pender Street, Suite 720 Vancouver, BC V6C 1H2 Canada	389,100 (15)	*
All Directors and Named Executive Officers as a group	201 South Main, Suite 400 Salt Lake City, Utah 84111 USA	97,452,880	30.7%
Electrum Strategic Holdings, LLC	535 Madison Avenue, 12th Floor New York, NY 10022	84,569,479 (16)	26.7%
Paulson & Co. Inc.	1251 Avenue of the Americas, 50th Floor, New York, NY 10020	35,839,014	11.3%
The Baupost Group, LLC	10 Saint James Avenue, Suite 1700 Boston, MA 02116	21,688,300	6.8%

(1)
Under applicable U.S. securities laws, a person is considered to be the beneficial owner of securities owned by him or her (or certain persons whose ownership is attributed to him or her) or securities that can be acquired by him or her within 60 days, including upon the exercise of options, warrants or convertible securities.

(2)	Based on 317,297,868 Common Shares outstanding as of March 14, 2014, plus any Common Shares deemed to be beneficially owned pursuant to options that are exercisable within 60 days from March 14, 2014.
(3)	Includes 1,894,716 stock options exercisable within 60 days of March 14, 2014.
(4)	Includes 800,965 stock options exercisable within 60 days of March 14, 2014.
(5)	Includes 552,433 stock options exercisable within 60 days of March 14, 2014.
(6)
Includes 84,569,479 Common Shares all held by Electrum.  Dr. Kaplan is the Chairman and Chief Investment Officer of Electrum Strategic Resources L.P. and thereby has voting and investment power over such shares.  Dr. Kaplan disclaims beneficial ownership in the Electrum shares except to the extent of a minor pecuniary interest.

(7)	Includes 389,100 stock options exercisable within 60 days of March 14, 2014.
(8)	Includes 504,850 stock options exercisable within 60 days of March 14, 2014.
(9)	Includes 720,400 stock options exercisable within 60 days of March 14, 2014.
(10)	Includes 637,100 stock options exercisable within 60 days of March 14, 2014.
(11)	Includes 737,100 stock options exercisable within 60 days of March 14, 2014.
(12)	Includes 787,100 stock options exercisable within 60 days of March 14, 2014.
(13)	Includes 787,100 stock options exercisable within 60 days of March 14, 2014.
(14)	Includes 2,563,750 stock options exercisable within 60 days of March 14, 2014.
(15)	Includes 389,100 stock options exercisable within 60 days of March 14, 2014.
(16)
Electrum holds 84,569,479 Common Shares.   Dr. Thomas Kaplan, chairman of the Board of Directors of the Company, is also Chairman and Chief Investment Officer of each of Electrum and The Electrum Group, a privately-held global natural resources investment management company which manages the portfolio of Electrum, and therefore has voting and investment power over the Common Shares held by Electrum.  Dr. Kaplan disclaims beneficial ownership in the Electrum shares except to the extent of a minor pecuniary interest.

*	Percentage of Common Shares beneficially owned or over which control or direction is exercised is less than 1%.

As of March 14, 2014, there were approximately 687 current active registered holders of the Company’s Common Shares.

Equity Compensation Plan Information as of November 30, 2013

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain relationships and Related Transactions

The Board has adopted a Code of Business Conduct and Ethics (the “Code”) for the Company’s Directors, officers and employees. A copy of the Code is available on the Company’s website at www.novagold.com under the Corporate Governance tab, or may be obtained by contacting the Company at NOVAGOLD RESOURCES INC., 201 South Main, Suite 400, Salt Lake City, Utah 84111, United States.

It is ultimately the Board’s responsibility for monitoring compliance with the Code.  The Board has delegated this responsibility to the Corporate Governance & Nominations Committee which, among other things, reviews the Code periodically.  The Company has also established a Whistle Blower Policy whereby the Board has delegated the responsibility of monitoring complaints regarding accounting, internal controls or auditing matters to the Audit Committee.  Monitoring of accounting, internal control and auditing matters, as well as violations of the law, the Code and other Company policies or directives, occurs through the reporting of complaints or concerns through an anonymous whistleblower hotline accessible by telephone, email or internet.

Certain of the Company’s Directors serve as directors or officers of other reporting issuers or have significant shareholdings in other companies.  To the extent that such other companies may participate in business ventures in which the Company may participate, the Directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.  In the event that such a conflict of interest arises at a meeting of the Board, a Director who has such a conflict will not participate in discussing, and will abstain from voting for or against, the approval of such participation or such terms and will not participate in negotiating and concluding terms of any proposed transaction.  Any Director or officer who may have an interest in a transaction or agreement with the Company is required to disclose such interest and abstain from discussions and voting in respect to same if the interest is material or if required to do so by corporate or securities law.

The Company did not participate in any transaction in which any related party had a direct or material interest during the past fiscal year.

Independence of Directors

The Board determined that the following Directors qualify as independent under the applicable standards of the NYSE-MKT, SEC rules and National Instrument 52-110: Ms. Dowdall and Messrs. Faber, Levental, Madhavpeddi, McConnell, Nauman and Walsh. Dr. Kaplan is not considered to be independent because he is the Chairman and Chief Investment Officer of The Electrum Group, which manages the portfolio of Electrum, the single largest Shareholder of the Company.  Mr. Lang is not considered to be independent because is the Company’s President and Chief Executive Officer.  Mr. Leathley is not considered to be independent because he was the Company’s Senior Vice President and Chief Operating Officer from November 2010 to November 2012.  Mr. Van Nieuwenhuyse is not considered to be independent because he was the Company’s President and Chief Operating Officer from January 1998 and Chief Executive Officer from May 1999 until January 2012 when he assumed the position of President and Chief Executive Officer of NovaCopper.

Item 14.    Principal Accountant Fees and Services

A table setting forth the fees paid by the Company to PwC, its Auditors, for the years ended November 30, 2013 and 2012 is set forth below.

	Year Ended November 30
	2013	2012
Audit Fees (1)	C$ 315,000	C$ 648,000
Audit Related Fees (2)	123,000	158,000
Tax Fees (3)	Nil	Nil
All Other Fees (4)	Nil	Nil
Total	C$ 438,000	C$ 806,000

(1)
 “Audit Fees” are the aggregate fees billed by PwC for the audit of the Company’s consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

(2)
“Audit-Related Fees” are fees charged by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” This category comprises fees billed for review and advisory services associated with the Company’s financial reporting.

(3)	“Tax Fees” are fees billed by PwC for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” are fees charged by PwC for services not described above.

Pre-Approval Policies and Procedures

All services to be performed by the Company’s Auditors must be approved in advance by the Audit Committee.  The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining the Auditors’ independence and has adopted a charter governing its conduct. The charter is reviewed annually and requires the pre-approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its Auditors, subject to the de minimis exceptions for non-audit services as allowed by applicable law or regulation. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such a subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, all services and related fees reported were pre-approved by the Audit Committee.

Report on Audited Financial Statements

The Audit Committee reviewed and discussed with management and the Company's Auditors the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2013. In addition, the Audit Committee has discussed with the Company's Auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU380), as amended, as adopted by the Public Accounting Oversight Board in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from the Company's Auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with the Company's Auditors that audit firm's independence from the Company and its management. Based on the review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the year ended November 30, 2013, for filing with the SEC, which Annual Report is available under the Company’s profile on SEDAR at www.sedar.com.

 Audit Committee of the Board
Anthony Walsh, Chair
Sharon Dowdall
Kalidas Madhavpeddi
Clynton Nauman

PART IV

Item 15.    Exhibits and Financial Statement Schedules

 (b) Exhibits

Exhibit No.	Description

3.1	Certificate of Continuance (British Columbia) dated June 10, 2013 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated June 19, 2013)
3.2	Certificate of Discontinuance (Nova Scotia) dated June 10, 2013(incorporated by reference to Exhibit 99.2 to the Form 6-K dated June 19, 2013)
3.3	Notice of Articles (British Columbia) dated June 10, 2013 (incorporated by reference to Exhibit 99.3 to the Form 6-K dated June 19, 2013)
3.4	Articles of NOVAGOLD RESOURCES INC. dated June 20, 2013 (incorporated by reference to Exhibit 99.4 to the Form 6-K dated June 19, 2013)
10.1	Underwriting Agreement dated February 2, 2012 between RBC Dominion Securities Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 99.1 to the Form 6-K dated February 2, 2012)
10.2+	Amendment dated January 13, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc.
10.3	Amendment dated February 11, 2009 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 (incorporated by reference to Exhibit 99.2 to the Form 6-K dated February 17, 2009)
10.4	Unit Purchase Agreement dated December 31, 2008 between Electrum and NOVAGOLD (incorporated by reference to Exhibit 99.1 to the Form 6-K dated February 13, 2009)
10.5+
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

10.8+	Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc.
10.9+
Amendment dated November 25, 2007 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited

10.10+
Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited

10.11	2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) (incorporated by reference to Appendix A of Exhibit 99.2 of the Registrant’s report on Form 6-K as filed on April 29, 2009)
10.12+	NOVAGOLD Resources Inc. Employee Share Purchase Plan
10.13	NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan (incorporated by reference to Appendix C of Exhibit 99.2 of the Registrant’s report on Form 6-K as filed on April 29, 2009)
10.14+	NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan
10.15+	Employment Agreement between the Registrant and Gregory A. Lang, dated January 9, 2012.

10.16+	Employment Agreement between the Registrant and David Deisley, dated September 4, 2012.
10.17+	Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Ottewell, dated September 10, 2012.
10.18+	Amendment dated July 15, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc.
10.19+	Amendment dated June 1, 2011 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc.
10.20+	Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and Gregory A. Lang, dated January 9, 2012.
10.21+	Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Deisley, dated September 4, 2012.
21.1+	Subsidiaries of the registrant
23.1+	Consent of PricewaterhouseCoopers LLP
23.2+	Consent of Robert Gill
23.3+	Consent of Kirk Hanson
23.4+	Consent of Greg Kulla
23.5+	Consent of Tony Lipiec
23.6+	Consent of Jay Melnyk
23.7+	Consent of Dana Rogers
23.8+	Consent of Gordon Seibel
23.9+	Consent of Gregory Wortman
23.10+	Consent of AMEC
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Previously filed on Registrant’s original Form 10-K for the fiscal year ended November 30, 2013 filed on February 12, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGOLD RESOURCES INC.

By: /s/ Gregory A. Lang
Name: Gregory A. Lang
Title: President and Chief Executive Officer

Date:  March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2014

/s/ David Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2014

/s/ Thomas S. Kaplan	Chairman	March 27, 2014

/s/ Sharon Dowdall	Director	March 27, 2014

/s/ Marc Faber	Director	March 27, 2014

/s/ Gillyeard J. Leathley	Director	March 27, 2014

/s/ Igor Levental	Director	March 27, 2014

/s/ Kalidas V. Madhavpeddi	Director	March 27, 2014

Signature	Title	Date

/s/ Gerald J. McConnell	Director	March 27, 2014

/s/ Clynton R. Nauman	Director	March 27, 2014

/s/ Rick Van Nieuwenhuyse	Director	March 27, 2014

/s/ Anthony P. Walsh	Director	March 27, 2014