Form 10-Q
period 2014-02-28
NOVAGOLD RESOURCES INC
filed 2014-04-07
CIK 1173420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number: 001-31913

NOVAGOLD RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

789 West Pender Street, Suite 720 Vancouver, British Columbia Canada	V6C 1H2
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 4, 2014, the Company had 317,297,868 Common Shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

TABLE OF CONTENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future.  These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold and Galore Creek projects, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	uncertainty of whether there will ever be production at our mineral exploration and development properties;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;
•	uncertainties related to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	risks related to the third parties on which we depend for our exploration and development activities;
•	dependence on cooperation of joint venture partners in exploration and development of properties;
•	credit, liquidity, interest rate and currency risks;
•	risks related to market events and general economic conditions;
•	uncertainty related to inferred mineral resources;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	risks related to lack of infrastructure required to develop, construct, and operate our mineral properties;
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

This list is not exhaustive of the factors that may affect any of our forward-looking statements.  Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in this Quarterly Report on Form 10-Q under the heading “Risk Factors” and elsewhere.

Our forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations and opinions of management as of the date of this report.  We do not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law.  For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At February 28, 2014	At November 30, 2013
ASSETS
Cash and cash equivalents	$72,322	$81,262
Investments (note 4)	110,000	110,000
Other assets	5,315	5,549
Current assets	187,637	196,811
Investments (note 4)	1,605	1,280
Investment in affiliates (note 5)	294,920	307,455
Mineral properties	52,566	54,813
Deferred income taxes	9,144	9,728
Other assets	8,371	8,599
Total assets	$554,243	$578,686

LIABILITIES
Accounts payable and accrued liabilities	$1,713	$3,492
Other liabilities	834	861
Current liabilities	2,547	4,353
Debt (note 6)	87,135	85,298
Derivative liabilities (note 8)	198	83
Deferred income taxes	22,162	23,303
Total liabilities	112,042	113,037

Commitments and contingencies (note 14)

EQUITY
Common shares	1,936,336	1,933,952
Contributed surplus	68,439	66,811
Accumulated deficit during exploration stage	(1,610,310)	(1,599,618)
Accumulated other comprehensive income	47,736	64,504
Total equity	442,201	465,649
Total liabilities and equity	$554,243	$578,686

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on April 7, 2014. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony Walsh, Director

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended February 28,		From
	2014	2013	Inception

Operating expenses:
Exploration and evaluation	$—	$—	$273,030
General and administrative (note 9)	7,702	9,016	278,819
Equity loss of affiliates (note 5)	3,621	5,483	167,453
Depreciation	10	10	3,915
Write-down of assets	—	—	40,419
	11,333	14,509	763,636

Loss from operations	(11,333)	(14,509)	(763,636)

Other income (expense):
Interest income	316	210	18,091
Interest expense	(2,058)	(4,048)	(77,211)
Foreign exchange gain (loss)	2,449	7,838	(14,985)
Other	(115)	(3,267)	(366,564)
	592	733	(440,669)

Loss before income taxes	(10,741)	(13,776)	(1,204,305)
Income tax recovery	50	—	6,774
Net loss from continuing operations	(10,691)	(13,776)	(1,197,531)
Net loss from discontinued operations	—	—	(491,063)
Net loss	(10,691)	(13,776)	(1,688,594)
Net loss attributable to non-controlling interest	—	—	(78,284)
Net loss attributable to shareholders	$(10,691)	$(13,776)	$(1,610,310)

Net loss attributable to shareholders:
Continuing operations	$(10,691)	$(13,776)	$(1,119,247)
Discontinued operations	—	—	(491,063)
	$(10,691)	$(13,776)	$(1,610,310)

Loss per common share
Basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding
Basic and diluted	316,932	303,126

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands)

	Three months ended February 28,		From
	2014	2013	Inception

Net loss	$(10,691)	$(13,776)	$(1,688,594)

Items that may be reclassified to Net loss:
Unrealized gains (losses) on marketable securities
Unrealized holding gains (losses) during period	319	(272)	(1,877)
Less: reclassification adjustment for (gains) losses included in net income	—	—	2,409
Net unrealized gain (loss), net of $50, $(3) and $79 tax expense (recovery)	319	(272)	532
Foreign currency translation adjustments	(17,087)	(21,952)	47,204
Other comprehensive income (loss)	(16,768)	(22,224)	47,736

Comprehensive loss	$(27,459)	$(36,000)	$(1,640,858)

Comprehensive loss attributable to:
Shareholders	$(27,459)	$(36,000)	$(1,562,574)
Non-controlling interest	—	—	(78,284)
	$(27,459)	$(36,000)	$(1,640,858)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended February 28,		From
	2014	2013	Inception

Operating activities:
Net loss	$(10,691)	$(13,776)	$(1,688,594)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	10	10	3,915
Deferred income taxes	(50)	—	(7,064)
Foreign exchange (gain) loss	(2,449)	(7,838)	27,215
Loss from discontinued operations	—	—	491,063
Share-based compensation	4,658	5,542	74,061
Equity losses of affiliates	3,621	5,483	167,453
Gain on deconsolidation of Galore Creek	—	—	(154,173)
Loss on derivative liabilities	115	3,276	565,085
Write-down of assets	—	—	43,646
Other	1,575	4,027	19,654
Withholding tax paid on stock based compensation	(636)	(585)	(6,533)
Net change in operating assets and liabilities (note 11)	(1,367)	(2,019)	2,236
Net cash used in continuing operations	(5,214)	(5,880)	(462,036)
Net cash used in discontinued operations	—	—	(219,010)

Investing activities:
Additions to property and equipment	(22)	—	(218,323)
Proceeds from marketable securities	50,000	—	50,000
Purchases of marketable securities	(50,000)	—	(160,273)
Acquisitions, net	—	—	(4,645)
Proceeds from sale of assets	—	—	26,445
Funding of affiliates (note 5)	(3,622)	(3,093)	(164,153
Other	—	—	(4,780)
Net cash used in investing activities of continuing operations	(3,644)	(3,093)	(475,729)
Net cash used in investing activities of discontinued operations	—	—	(328,507)

Financing activities:
Proceeds from share issuance, net	—	54,359	1,217,437
Proceeds from debt issuance, net	—	—	92,200
Repayment of debt	—	—	(82,706)
Proceeds from non-controlling interest	—	—	343,073
Net cash provided from financing activities of continuing operations	—	54,359	1,570,004
Net cash provided from financing activities of discontinued operations	—	—	(12,923)

Effect of exchange rate changes on cash	(82)	(126)	523
Increase (decrease) in cash and cash equivalents	(8,940)	45,260	72,322
Cash and cash equivalents at beginning of period	81,262	254,667	—
Cash and cash equivalents at end of period	$72,322	$299,927	$72,322

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars in thousands)

	Common shares		Contributed surplus	Accumulated deficit during exploration stage	Accumulated other comprehensive income	Non-controlling interest	Total equity
	Shares	Amount
From inception December 5, 1984	—	$ —	$ —	$ —	$ —	$ —	$ —
Net loss from inception to November 30, 2010	—	—	—	(1,589,797)	—	(58,658)	(1,648,455)
Other comprehensive income	—	—	—	—	123,007	—	123,007
Acquisition of non-controlling interest	—	—	—	—	—	348,248	348,248
Common share issuance	151,844	766,271	7,935	—	—	—	774,206
Warrants issued/exercised	29,682	82,275	—	—	—	—	82,275
Convertible debt issuance	18,551	19,771	—	—	—	—	19,771
Share-based compensation and related share issuances	10,774	27,367	27,007	—	—	—	54,374
Acquisitions	15,150	89,285	—	—	—	—	89,285
November 30, 2010	226,001	$ 984,969	$ 34,942	$(1,589,797)	$ 123,007	$ 289,590	$ (157,289)
Net income (loss)	—	—	—	64,767	—	(19,626)	45,141
Other comprehensive loss	—	—	—	—	(31,460)	—	(31,460)
Disposition of non-controlling interest	—	—	—	—	—	(269,964)	(269,964)
Warrants exercised	8,925	127,258	(24,103)	—	—	—	103,155
Conversion of foreign currency warrants	—	—	469,694	—	—	—	469,694
Share-based compensation and related share issuances	888	3,032	6,773	—	—	—	9,805
Acquisition	4,171	43,512	—	—	—	—	43,512
November 30, 2011	239,985	$1,158,771	$ 487,306	$(1,525,030)	$ 91,547	$ —	$ 212,594
Net loss	—	—	—	(11,829)	—	—	(11,829)
Other comprehensive income	—	—	—	—	5,761	—	5,761
Common share issuance	35,000	317,841	—	—	—	—	317,841
Warrants exercised	3,891	54,282	(48,539)	—	—	—	5,743
Share-based compensation and related share issuances	1,051	4,095	16,186	—	—	—	20,281
Return of capital - NovaCopper	—	(72,887)	(693)	—	—	—	(73,580)
November 30, 2012	279,927	$1,462,102	$ 454,260	$(1,536,859)	$ 97,308	$ —	$ 476,811
Net loss	—	—	—	(62,760)	—	—	(62,760)
Other comprehensive loss	—	—	—	—	(32,804)	—	(32,804)
Warrants exercised	36,529	469,150	(397,052)	—	—	—	72,098
Share-based compensation and related share issuances	205	2,701	9,603	—	—	—	12,304
November 30, 2013	316,661	$1,933,953	$ 66,811	$(1,599,619)	$ 64,504	$ —	$ 465,649
Net loss	—	—	—	(10,691)	—	—	(10,691)
Other comprehensive loss	—	—	—	—	(16,768)	—	(16,768)
Share-based compensation and related share issuances	636	2,383	1,628	—	—	—	4,011
February 28, 2014	317,297	$1,936,336	$ 68,439	$(1,610,310)	$ 47,736	$ —	$ 442,201

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operates in the mining industry, focused on the exploration for and development of gold and copper mineral properties. The Company has no operations or realized revenues from its planned principal business purpose, and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities” and SEC Industry Guide 7, presents its financial information as an Exploration Stage Company. The Company’s principal assets include a 50% interest in the Donlin Gold Project in Alaska, U.S.A. and a 50% interest in the Galore Creek Project in British Columbia, Canada.

The Condensed Consolidated Interim Financial Statements of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2013. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted.

The functional currency for the Company’s Canadian operations is the Canadian dollar and the functional currency for the Company’s U.S. operations is the U.S. dollar. References to “$” refer to United States currency and “C$” to Canadian currency.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

Reporting of Amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, ASC guidance was issued related to items reclassified from accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. Adoption of the new guidance, effective for the fiscal year beginning December 1, 2013, had no impact on the consolidated financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. In January 2013, an update was issued to further clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. Adoption of the new guidance, effective for the fiscal year beginning December 1, 2013, had no impact on the consolidated financial position, results of operations or cash flows.

Recently issued accounting pronouncements

Presentation of an Unrecognized Tax Benefit

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning December 1, 2014. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Foreign Currency Matters

In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning December 1, 2014. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Company’s Chief Executive Officer. The Company has one operating segment in exploration and development of mineral properties. The Chief Executive Officer considers the business from a geographic perspective considering the performance of our investments in affiliates. Segment information is provided on each of the material projects individually in Note 5.

NOTE 4 – INVESTMENTS

	At February 28, 2014
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$110,000	$—	$—	$110,000

Long-term:
Marketable equity securities	$1,023	$582	$—	$1,605

	At November 30, 2013
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$110,000	$—	$—	$110,000

Long-term:
Marketable equity securities	$1,067	$213	$—	$1,280

Term deposits are held at two large Canadian financial institutions with original maturities of less than 12 months. Marketable equity securities include available-for-sale investments in mineral exploration companies. At February 28, 2014 all unrealized losses were in a continuous loss position for less than 12 months.

NOTE 5 – INVESTMENT IN AFFILIATES

	At February 28, 2014	At November 30, 2013
Donlin Gold LLC, Alaska, U.S.A	$1,588	$1,720
Galore Creek Partnership, British Columbia, Canada	293,332	305,735
	$294,920	$307,455

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Donlin Gold LLC

On December 1, 2007, together with Barrick Gold US Inc. (“Barrick”), the Company formed a limited liability company (“Donlin Gold LLC”) to advance the Donlin Gold project in Alaska. Donlin Gold LLC has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of Barrick and the Company. The Company has a 50% interest in Donlin Gold LLC.

Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Three months ended February 28,
	2014	2013
Balance – beginning of period	$1,720	$4,185
Funding	2,723	2,387
Share of losses	(2,855)	(2,994)
Balance – end of period	$1,588	$3,578

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC.  Donlin Gold LLC has capitalized the initial contribution of the Donlin Gold property with a carrying value of $64,000. The 50% share of Donlin Gold LLC’s assets and liabilities is shown on this basis below. Therefore, the Company’s investment in Donlin Gold does not equal 50% of the net assets recorded by Donlin Gold LLC:

	At February 28, 2014	At November 30, 2013
Current assets: Cash, prepaid expenses and other receivables	$2,950	$3,390
Non-current assets: Property and equipment	531	541
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,893)	(2,211)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,588	$33,720

Galore Creek Partnership

The Galore Creek project is owned by the Galore Creek Partnership (“Partnership”) a partnership in which wholly owned subsidiaries of NOVAGOLD and Teck Resources Limited (“Teck”) each own a 50% interest. The Partnership was formed in May 2007. Teck earned its 50% interest in the Partnership upon completion of its funding commitment of C$373,300 in June 2011. Commencing June 2011, the partners have funded the project costs on a 50/50 basis.

Under ASC guidance, upon a reconsideration event, an entity is required to reassess whether an entity is a Variable Interest Entity (VIE) when the holders of the entity lose power to direct the activities that most significantly impact the entity’s economic performance and whether a variable interest holder is a primary beneficiary.  The reconsideration event resulted in a loss of the Company’s primary beneficiary status upon Teck completing their earn-in obligations under the partnership agreement.  Prior to the completion of the earn-in, if Teck had failed to the meet their obligations, the Company would have had the power to exercise control.  Following the reconsideration event, the Company and Teck share joint control of the Partnership.  All future costs are funded equally between the partners. The Company determined the fair value of the Partnership at the date of the reconsideration event, recorded a gain on deconsolidation of the Partnership and commenced equity accounting for its share of the investment.

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company’s 50% investment in the Partnership are summarized as follows:

	Three months ended February 28,
	2014	2013
Balance – beginning of period	$305,735	$335,086
Funding	899	706
Share of losses	(766)	(2,489)
Foreign currency translation	(12,536)	(12,220)
Balance – end of period	$293,332	$321,083

The following amounts represent the Company’s 50% share of the assets and liabilities of the Partnership. As a result of recording the Company’s investment in the Partnership at fair value in June 2011, the carrying value of the Company’s 50% interest in the Partnership is higher than 50% of the book value of the Partnership. Therefore, the Company’s investment in the Partnership does not equal 50% of the net assets recorded by the Partnership:

	At February 28, 2014	At November 30, 2013
Current assets: Cash, prepaid expenses and other receivables	$330	$377
Non-current assets: Property and equipment	263,150	263,797
Current liabilities: Accounts payable and accrued liabilities	(301)	(483)
Non-current liabilities: payables and reclamation obligation	(8,542)	(8,533)
Net assets	$254,637	$255,158

Equity losses of affiliates

	Three months ended February 28,
	2014	2013
Donlin Gold LLC:
Mineral property expenditures	$2,810	$2,940
Depreciation	46	54
	2,856	2,994
Galore Creek Partnership:
Mineral property expenditures	281	354
Care and maintenance expense	484	510
Depreciation	—	1,625
	765	2,489
	$3,621	$5,483

NOTE 6 – DEBT

	At February 28, 2014	At November 30, 2013
Convertible notes	$13,935	$13,570
Promissory note	73,200	71,728
	$87,135	$85,298

Scheduled minimum debt repayments are $nil for the remainder of 2014, $15,829 in 2015, $nil in 2016 through 2018, and $73,200 thereafter. The carrying value of the debt approximates fair value.

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Convertible notes

Changes in the carrying value of the Convertible notes (“Notes”) are summarized as follows:

	Three months ended February 28,
	2014	2013
Balance – beginning of period	$13,570	$73,606
Accretion expense	365	1,852
Balance – end of period	$13,935	$75,458

The following table provides the net amounts recognized in the Condensed Consolidated Interim Balance Sheets related to the Notes:

	At February 28, 2014	At November 30, 2013
Principal amount	$15,829	$15,829
Unamortized debt discount	(1,894)	(2,259)
	13,935	13,570
Embedded derivative	198	83
Net carrying amount	$14,133	$13,653

Promissory note

As part of the Donlin Gold LLC agreement, the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007 out of the Company’s share of future mine production cash flow. The Company has a promissory note payable to Barrick for $51,600, plus interest at a rate of US prime plus 2%, amounting to $21,600 in accrued interest since the inception of the promissory note.

NOTE 7 – DERIVATIVE LIABILITIES

Convertible notes – Embedded derivative

The conversion price of the Notes is denominated in U.S. dollars, a currency different from the functional currency of the Company. Therefore, an embedded derivative liability is recorded at fair value and re-measured each period with the movement being recorded as a gain or loss in Net income (loss). Pursuant to the terms and indenture governing the Notes, holders had the opportunity to require the Company to purchase for cash all or a portion of their Notes (“Put Option”) on May 1, 2013. The fair value of the embedded derivative prior to the expiry of the Put Option was composed of the conversion feature of the Note and the Put option.  The conversion feature is valued using the Black-Scholes pricing model and is considered a Level 3 financial instrument in the fair value hierarchy as the value model has significant unobservable inputs.  The Put option was assessed as the difference between the fair value of the Note on February 28, 2013 and the discounted value of the cash flows resulting from the potential exercise of the put option of $95,000 on February 28, 2013 at the effective interest rate of 18.06%.

	Three months ended February 28,
	2014	2013
Balance – beginning of period	$83	$17,934
Loss on embedded derivative liabilities for the period	115	815
Balance – end of period	$198	$18,749

Warrants – Derivative

The Company’s functional currency is the Canadian dollar and it had issued and outstanding warrants with an exercise price denominated in U.S. dollars.  The Company determined that such warrants with an exercise price denominated in a currency that is different from the entity’s functional currency were classified as a derivative liability based on the evaluation of the warrants’ settlement provisions, and carried at their fair value.  Any changes in the fair value from period to period have been recorded as a gain or loss in net income (loss).

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

In the first quarter of 2013, all of NOVAGOLD’s remaining warrants were exercised and the Company realized a loss on derivative liability of $2,461 for the year ended November 30, 2013.

NOTE 8 – FAIR VALUE ACCOUNTING

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

	Fair value at February 28, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$72,322	$—	$72,322	$—
Term deposits	110,000	—	110,000	—
Marketable equity securities	1,605	1,605	—	—
Liabilities:
Embedded derivative liabilities (note 7)	198	—	—	198

	Fair value at November 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$81,262	$—	$81,262	$—
Term deposits	110,000	—	110,000	—
Marketable equity securities	1,280	1,280	—	—
Liabilities:
Embedded derivative liabilities (note 7)	83	—	—	83

The Company’s cash equivalents and term deposits are held with two Chartered Canadian banks, each with an S&P rating of AA-. The cash equivalents and term deposits are classified as Level 2 of the fair value hierarchy as they are owed to the Company by the Canadian banks and are not traded in an active market.

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The derivative and embedded derivative are valued using Black-Scholes pricing models and are considered Level 3 financial instruments in the fair value hierarchy because the valuation models have significant unobservable inputs.

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended February 28,
	2014	2013
Salaries	$1,633	$1,369
Share-based compensation	4,658	5,542
Office expense	662	964
Professional fees	394	829
Corporate development	355	312
	$7,702	$9,016

NOTE 10 – SHARE-BASED COMPENSATION

	Three months ended February 28,
	2014	2013
Stock options	$3,736	$4,339
Performance share unit plan	868	1,140
Deferred share unit plan	54	63
	$4,658	$5,542

NOTE 11 – CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended February 28,
	2014	2013

Decrease in receivables, deposits and prepaid amounts	$(45)	$145
Decrease in accounts payable and accrued liabilities	(1,322)	(2,164)
	$(1,367)	$(2,019)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	February 28, 2014	November 30, 2013
Unrealized loss on marketable securities, net of $79 and $29 tax expense, respectively	$532	$184
Foreign currency translation adjustments	47,204	64,320
	$47,736	$64,504

NOVAGOLD RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 13 – RELATED PARTY TRANSACTIONS

In the first three months of 2014, the Company provided management services to Donlin Gold LLC for $58 ($88 in the first three months of 2013); office rental and services to Galore Creek Partnership for $100 ($112 in the first three months of 2013); and management and office administration services to NovaCopper for $nil ($113 in the first three months of 2013).

The Company has the following amounts receivable from related parties:

	February 28, 2014	November 30, 2013
Current:
Donlin Gold LLC	$1,789	$1,750
Galore Creek Partnership	1,622	1,690
	$3,411	$3,440
Long-term:
Galore Creek Partnership	$3,963	$4,132

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $354 in the remainder of 2014, $429 in 2015, $389 in 2016 and $328 in 2017, totaling $1,500.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended February 28,
	2014	2013
Interest received	$253	$131
Income taxes paid	$(295)	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month periods ended February 28, 2014 and 2013.  This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.

First quarter highlights

Donlin Gold

In the first quarter of 2014, permitting activities at Donlin Gold were mainly centered on the preliminary draft Environmental Impact Statement (EIS) expected to be completed around year-end. This document is comprised of four main sections.

•
An outline of the purpose and the need for the proposed mine. The management of Donlin Gold and its Native Corporation partners, Calista and The Kuskokwim Corporation, jointly contributed to the preparation of this section which highlighted the need for the development of the proposed mine and the benefit it would bring to its stakeholders.

•	The preparation of the alternatives analysis to the proposed mine. Such alternatives include local access to transportation and power.

•	The preparation of an environmental analysis, which primarily consists of the environmental baseline studies. This portion normally constitutes the most extensive part of the EIS.

•	The last section will deal with potential mitigation measures. It will be developed later in the permitting process.

In addition, Donlin Gold and the appropriate permitting agencies are concurrently working on other major permits, such as air quality, water discharge and usage, gas pipeline, wetlands and dam safety. The EIS is the most time-consuming part permitting under the National Environmental Policy Act (NEPA), the act that governs the process by which all major projects in the United States are permitted. The EIS is also, in large part, a determining factor in the overall permitting timeline which, for Donlin Gold, commenced in 2012 and is anticipated to take approximately four years to complete.

Beyond permitting, Donlin Gold is actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Yukon-Kuskokwim area and executing on the workforce development strategy in the region.  More recently, Donlin Gold was one of the main sponsors of the Iditarod Trail Sled Dog Race in Alaska.

Our share of funding for Donlin Gold was $2.7 million in the first quarter. For the full year in 2014, we continue to expect to spend approximately $12 million to fund our share of Donlin Gold activities, primarily for continued permitting and community development.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek

In the first quarter of 2014, we announced drill results of Galore Creek’s 2013 campaign which identified extensions to the copper-gold mineralization into, as well as adjacent to, the newly-discovered Legacy zone. These results should provide sufficient information to arrive at an initial resource estimate for the Legacy zone. We have also commenced technical work to advance Galore Creek toward the next level of mine planning and design. We expect that this effort will further enhance the value and marketability of the Galore Creek project which we plan to monetize, in whole or in part, to strengthen our treasury and focus principally on permitting the Donlin Gold project.

Our share of funding for the Galore Creek partnership was $0.9 million in the first quarter, primarily for severance and site care and maintenance costs during the winter season. For the full year in 2014, we continue to expect to spend approximately $2.5 million to fund our share of Galore Creek’s activities, primarily for technical studies and care and maintenance costs.

We record our interest in the Galore Creek partnership as an equity investment, which results in our 50% share of expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents the fair value of the Company’s investment in the Galore Creek partnership in 2011, recorded upon Teck’s completion of their earn-in, and unused funds advanced to the partnership.

Outlook

Our goals for 2014 include:

•	Advance permitting of the Donlin Gold project.

•	Maintain a healthy balance sheet.

•	Undertake Galore Creek technical studies to build on successful 2012 and 2013 drill results.

•	Evaluate opportunities to monetize the value of Galore Creek.

•	Maintain an effective corporate social responsibility program.

We do not currently generate operating cash flows.  At February 28, 2014, we had cash and cash equivalents of $72.3 million and term deposits of $110.0 million.  At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting at the Donlin Gold project. In 2014, we continue to expect to spend approximately $15 million to fund our share of expenditures at the Donlin Gold and Galore Creek projects and $15 million for general and administrative costs, interest, working capital and other corporate purposes.

Additional capital will be necessary if permits are received at the Donlin Gold project and a decision to commence construction is reached.  Future financings to fund construction are anticipated through debt financing, equity financing, project specific debt, or other means.  Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows.  However, there can be no assurance that we will be successful in our efforts to raise additional capital.  For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2013, as filed with the SEC on February 12, 2014.

Summary of Consolidated Financial Performance

	Three months ended February 28,
($ thousands, except per share)	2014	2013
Loss from operations	$(11,333)	$(14,509)
Loss attributable to shareholders	$(10,691)	$(13,776)

Net income (loss) per common share
Basic and diluted	$(0.03)	$(0.05)

Results of Operations

First quarter 2014 compared to 2013

Loss from operations decreased 22% from $14.5 million in 2013 to $11.3 million in 2014.  The decrease resulted from lower general and administrative expenses and lower losses from equity investments in the Donlin Gold and Galore Creek projects.  General and administrative expenses decreased 15% due to lower office rent, professional fees and share-based compensation, partially offset by higher salary costs due to personnel additions in the first half of 2013.  Our share of losses at the Donlin Gold project decreased by $0.1 million, as 2014 activities continued to focus primarily on permitting.  At the Galore Creek project, our share of losses decreased by $1.7 million due to decreased activity and a decrease in depreciation expense.

Net loss attributable to shareholders decreased from $13.8 million ($0.05 per share – basic and diluted) in 2013 to $10.7 million ($0.03 per share – basic and diluted) in 2014 primarily from the reduction in the loss from operations discussed above. Lower interest expense and loss on derivatives was offset by a lower foreign exchange gain in 2014 compared to 2013.

Liquidity, Capital Resources and Capital Requirements

	Three months ended February 28,
($ thousands)	2014	2013
Cash used in operations	$(5,214)	$(5,880)
Cash used in investing activities	$(3,644)	$(3,093)
Cash provided from financing activities	$—	$54,359

($ thousands)	At February 28, 2014	At November 30, 2013
Cash and cash equivalents	$72,322	$81,262
Term deposits	$110,000	$110,000

Cash and cash equivalents decreased by $9.0 million to $72.3 million at February 28, 2014 compared to $81.3 million at November 30, 2013.  The decrease in cash is primarily related to $5.4 million used in operating activities and $3.6 million to fund the Donlin Gold and Galore Creek projects. We have sufficient working capital available to repay the remaining $15.8 million of outstanding Notes due in May 2015, advance the Donlin Gold project through the expected remaining permitting process, as well as fund the current activities to further enhance the value of Galore Creek.

First quarter 2014 compared to 2013

Cash used in operations decreased from $5.9 million in 2013, to $5.2 million in 2014.  The decrease resulted from a reduction in corporate overhead and administrative costs.

Cash used in investing activities in 2014 included the reinvestment of $50.0 million in term deposits.  The U.S. dollar denominated term deposits are held at two major Canadian financial institutions.  Cash funding of investments in affiliates increased by $0.5 million due to timing of disbursements.

Cash provided from financing activities in 2013 included the receipt of $54.4 million in net proceeds from the exercise of all outstanding warrants.

Outstanding share data

As of April 4, 2014, the Company had 317,297,868 common shares issued and outstanding. Also as of April 4, 2014, the Company had outstanding 18,887,421 stock options with a weighted-average exercise price of C$5.67, 2,445,350 Performance Share Units and 150,420 Deferred Share Units.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Interim Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

We have not hedged our exposure to currency fluctuations.  At February 28, 2014, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at February 28, 2014, and assuming that all other variables remain constant, a 1% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $3.5 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments.  All deposits are held through two large Canadian financial institutions with high investment-grade ratings and have maturities of less than one year.

Interest rate risk

The Notes are not subject to interest rate risk because they are at fixed rates.  The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate.  Based on the amount owing on the promissory note as at February 28, 2014, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.7 million in the interest accrued by us per annum.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2014. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2013, as filed with the SEC on February 12, 2014. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2013, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 7, 2014	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David Ottewell
David Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.