Form 10-Q
period 2014-05-31
NOVAGOLD RESOURCES INC
filed 2014-07-09
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

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

As of July 7, 2014, the Company had 317,288,472 Common Shares, no par value, outstanding.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be materially incorrect:

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At May 31, 2014	At November 30, 2013
ASSETS
Cash and cash equivalents	$71,329	$81,262
Investments (note 4)	105,000	110,000
Other assets	3,769	5,549
Current assets	180,098	196,811
Investments (note 4)	1,373	1,280
Investment in affiliates (note 5)	302,458	307,455
Mineral properties	53,704	54,813
Deferred income taxes	9,113	9,728
Other assets	8,478	8,599
Total assets	$555,224	$578,686

LIABILITIES
Accounts payable and accrued liabilities	$1,853	$3,492
Debt (note 6)	14,309	—
Derivative liabilities (note 7)	58	—
Other liabilities	813	861
Current liabilities	17,033	4,353
Debt (note 6)	74,174	85,298
Derivative liabilities (note 7)	—	83
Deferred income taxes	22,410	23,303
Total liabilities	113,617	113,037

Commitments and contingencies (note 14)

EQUITY
Common shares	1,936,336	1,933,953
Contributed surplus	70,361	66,811
Accumulated deficit	(1,620,991)	(1,599,619)
Accumulated other comprehensive income	55,901	64,504
Total equity	441,607	465,649
Total liabilities and equity	$555,224	$578,686

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on July 8, 2014. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director /s/ Anthony Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)
	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013

Operating expenses:
General and administrative (note 9)	$4,640	$5,978	$12,342	$14,994
Equity loss of affiliates (note 5)	3,616	6,238	7,237	11,721
Depreciation	8	9	18	19
	8,264	12,225	19,597	26,734

Loss from operations	(8,264)	(12,225)	(19,597)	(26,734)

Other income (expense):
Interest income	150	236	466	446
Interest expense	(1,562)	(2,491)	(3,620)	(6,539)
Foreign exchange gain (loss)	(1,101)	974	1,348	8,812
Gain on derivative liabilities (note 7)	140	3,667	25	391
Other	—	6	—	15
	(2,373)	2,392	(1,781)	3,125

Loss before income taxes	(10,637)	(9,833)	(21,378)	(23,609)
Income tax recovery (expense)	(44)	—	6	—
Net loss	$(10,681)	$(9,833)	$(21,372)	$(23,609)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.08)

Weighted average shares outstanding
Basic and diluted (thousands)	317,295	316,634	317,117	310,081

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands)
	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013

Net loss	$(10,681)	$(9,833)	$(21,372)	$(23,609)

Items that may be reclassified to Net loss:
Unrealized gains (losses) on marketable securities
Unrealized holding gains (losses) during period	(210)	(372)	109	(644)
Net unrealized gain (loss), net of $(44), $nil, $6 and $nil tax expense (recovery)	(210)	(372)	109	(644)
Foreign currency translation adjustments	8,375	(2,994)	(8,712)	(24,946)
Other comprehensive income (loss)	8,165	(3,366)	(8,603)	(25,590)

Comprehensive loss	$(2,516)	$(13,199)	$(29,975)	$(49,199)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013

Operating activities:
Net loss	$(10,681)	$(9,833)	$(21,372)	$(23,609)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8	9	18	19
Deferred income taxes	44	—	(6)	—
Foreign exchange (gain) loss	1,101	(974)	(1,348)	(8,812)
Share-based compensation	1,907	1,440	6,565	6,982
Equity losses of affiliates	3,616	6,238	7,237	11,721
Gain on derivative liabilities	(140)	(3,667)	(25)	(391)
Other	1,235	947	2,810	4,974
Withholding tax paid on stock based compensation	—	(34)	(636)	(619)
Net change in operating assets and liabilities (note 11)	2,436	(338)	1,069	(2,357)
Net cash used in operations	(474)	(6,212)	(5,688)	(12,092)

Investing activities:
Additions to property and equipment	—	—	(22)	—
Proceeds from term deposits	60,000	—	110,000	—
Purchases of term deposits	(55,000)	—	(105,000)	—
Funding of affiliates (note 5)	(5,569)	(5,872)	(9,191)	(8,965)
Net cash used in investing activities	(569)	(5,872)	(4,213)	(8,965)

Financing activities:
Proceeds from share issuance, net	—	—	—	54,359
Repayment of debt	—	(72,821)	—	(72,821)
Net cash provided from financing activities	—	(72,821)	—	(18,462)

Effect of exchange rate changes on cash	50	(44)	(32)	(170)
Decrease in cash and cash equivalents	(993)	(84,949)	(9,933)	(39,689)
Cash and cash equivalents at beginning of period	72,322	299,927	81,262	254,667
Cash and cash equivalents at end of period	$71,329	$214,978	$71,329	$214,978

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

					Accumulated
					other
	Common shares		Contributed	Accumulated	comprehensive	Total
	Shares	Amount	surplus	deficit	income	equity
November 30, 2012	279,927	$1,462,102	$454,260	$(1,536,859)	$97,308	$476,811
Net loss	—	—	—	(62,760)	—	(62,760)
Other comprehensive loss	—	—	—	—	(32,804)	(32,804)
Warrants exercised	36,529	469,150	(397,052)	—	—	72,098
Share-based compensation and related share issuances	205	2,701	9,603	—	—	12,304
November 30, 2013	316,661	$1,933,953	$66,811	$(1,599,619)	$64,504	$465,649
Net loss	—	—	—	(21,372)	—	(21,372)
Other comprehensive loss	—	—	—	—	(8,603)	(8,603)
Share-based compensation and related share issuances	627	2,383	3,550	—	—	5,933
May 31, 2014	317,288	$1,936,336	$70,361	$(1,620,991)	$55,901	$441,607

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operates in the mining industry, focused on the exploration for and development of gold and copper mineral properties. The Company has no operations or realized revenues from its planned principal business purpose. The Company’s principal assets include a 50% interest in the Donlin Gold Project in Alaska, U.S.A. and a 50% interest in the Galore Creek Project in British Columbia, Canada.

The Condensed Consolidated Interim Financial Statements of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2013. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted.

The functional currency for the Company’s Canadian operations is the Canadian dollar and the functional currency for the Company’s U.S. operations is the U.S. dollar. References to “$” refer to United States currency and “C$” to Canadian currency.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

In June 2014, FASB Accounting Standards Codification (ASC) guidance was issued eliminating the concept of a development stage entity (DSE) from U.S. GAAP and clarified that the disclosures under risks and uncertainties guidance are also applicable to these entities. Entities that are in their development stage are no longer required to present and disclose incremental information, such as inception-to-date information. The Company has elected early adoption of the new standard applied retrospectively. Adoption of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

Recently issued accounting pronouncements

Revenue from Contracts with Customers

In May 2014, ASC guidance was issued to amend the guidance for revenue recognition to replace numerous, industry-specific requirements and to converge areas under this topic with those of the International Financial Reporting Standards. The guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this guidance are effective for the Company’s reporting periods beginning after December 1, 2018, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the updated guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

Discontinued Operations

In April 2014, ASC guidance was issued related to Discontinued Operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company’s fiscal year beginning December 1, 2015, with early adoption permitted. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

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

NOTE 4 – INVESTMENTS
	At May 31, 2014
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$105,000	$—	$—	$105,000

Long-term:
Marketable equity securities	$1,045	$376	$(48)	$1,373

	At November 30, 2013
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$110,000	$—	$—	$110,000

Long-term:
Marketable equity securities	$1,067	$213	$—	$1,280

Term deposits are held at two large Canadian financial institutions with original maturities of less than 12 months. Marketable equity securities include available-for-sale investments in mineral exploration companies. At May 31, 2014 all unrealized losses were in a continuous loss position for less than 12 months.

NOTE 5 – INVESTMENT IN AFFILIATES

	At May 31, 2014	At November 30, 2013
Donlin Gold LLC, Alaska, U.S.A	$3,480	$1,720
Galore Creek Partnership, British Columbia, Canada	298,978	305,735
	$302,458	$307,455

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

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Six months ended May 31,
	2014	2013
Balance – beginning of period	$1,720	$4,185
Funding	7,746	6,898
Share of losses	(5,986)	(6,528)
Balance – end of period	$3,480	$4,555

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC.  Donlin Gold LLC has capitalized as Mineral Property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral Property than the Company.

	At May 31, 2014	At November 30, 2013
Current assets: Cash, prepaid expenses and other receivables	$4,139	$3,390
Non-current assets: Property and equipment	484	541
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,143)	(2,211)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$35,480	$33,720

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

Changes in the Company’s 50% investment in the Partnership are summarized as follows:

	Six months ended May 31,
	2014	2013
Balance – beginning of period	$305,735	$335,086
Funding	1,445	2,067
Share of losses	(1,250)	(5,193)
Exploration tax credit	(693)	—
Foreign currency translation	(6,259)	(13,879)
Balance – end of period	$298,978	$318,081

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

	At May 31, 2014	At November 30, 2013
Current assets: Cash, prepaid expenses and other receivables	$532	$377
Non-current assets: Property and equipment	268,733	263,797
Current liabilities: Accounts payable and accrued liabilities	(462)	(483)
Non-current liabilities: Payables and reclamation obligation	(8,724)	(8,533)
Net assets	$260,079	$255,158

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Equity losses of affiliates

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Donlin Gold LLC:
Mineral property expenditures	$3,083	$3,480	$5,893	$6,420
Depreciation	48	54	94	108
	3,131	3,534	5,987	6,528
Galore Creek Partnership:
Mineral property expenditures	47	422	328	932
Care and maintenance expense	438	696	922	1,050
Depreciation	—	1,586	—	3,211
	485	2,704	1,250	5,193
	3,616	$6,238	$7,237	$11,721

NOTE 6 – DEBT

	At May 31, 2014	At November 30, 2013
Convertible notes	$14,309	$13,570
Promissory note	74,174	71,728
	88,483	85,298
Less: current portion	(14,309)	—
	$74,174	$85,298

Scheduled minimum debt repayments are $nil for the remainder of 2014, $15,829 in 2015, $nil in 2016 through 2018, and $74,174 thereafter. The carrying value of the debt approximates fair value.

Convertible notes

The remaining $15,829 principal amount of the original $95,000 in unsecured senior convertible notes issued by the Company on March 26, 2008 are due on May 1, 2015 and have been classified as a current liability.  Changes in the carrying value of the Convertible notes (“Notes”) are summarized as follows:

	Six months ended May 31,
	2014	2013
Balance – beginning of period	$13,570	$73,606
Repurchases of Notes	—	(58,017)
Accretion expense	739	2,472
Balance – end of period	$14,309	$18,061

The following table provides the net amounts recognized in the Condensed Consolidated Balance Sheets related to the Notes:
	At May 31, 2014	At November 30, 2013
Principal amount	$15,829	$15,829
Unamortized debt discount	(1,520)	(2,259)
	14,309	13,570
Embedded derivative	58	83
Net carrying amount	$14,367	$13,653

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Promissory note

As part of the Donlin Gold LLC agreement, the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007 out of the Company’s share of future mine production cash flow. The Company has a promissory note payable to Barrick for $51,600, plus interest at a rate of US prime plus 2%, amounting to $22,574 in accrued interest since the inception of the promissory note.

NOTE 7 – DERIVATIVE LIABILITIES

Convertible notes – Embedded derivative

The conversion price of the Notes is denominated in U.S. dollars, a currency different from the functional currency of the parent Company. Therefore, an embedded derivative liability is recorded at fair value and re-measured each period with the movement being recorded as a gain or loss in Net income (loss). Pursuant to the terms and indenture governing the Notes, holders had the opportunity to require the Company to purchase for cash all or a portion of their Notes (“Put Option”) on May 1, 2013. The fair value of the embedded derivative prior to the expiry of the Put Option was composed of the conversion feature of the Note and the Put Option.  The conversion feature on the remaining Notes is valued using the Black-Scholes pricing model and is considered a Level 3 financial instrument in the fair value hierarchy as the value model has significant unobservable inputs.

	Six months ended May 31,
	2014	2013
Balance – beginning of period	$83	$17,934
Repurchases of Notes	—	(14,804)
Gain on embedded derivative liabilities for the period	(25)	(2,853)
Balance – end of period	$58	$277

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

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

	Fair value at May 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$71,329	$—	$71,329	$—
Term deposits	105,000	—	105,000	—
Marketable equity securities	1,373	1,373	—	—
Liabilities:
Embedded derivative liabilities (note 7)	58	—	—	58

	Fair value at November 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$81,262	$—	$81,262	$—
Term deposits	110,000	—	110,000	—
Marketable equity securities	1,280	1,280	—	—
Liabilities:
Embedded derivative liabilities (note 7)	83	—	—	83

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

The embedded derivative is valued using a Black-Scholes pricing model and is considered a Level 3 financial instrument in the fair value hierarchy because the valuation model has significant unobservable inputs.

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Salaries	$1,470	$1,267	$3,103	$2,636
Share-based compensation	1,907	1,440	6,565	6,982
Office expense	506	1,557	1,168	2,521
Professional fees	388	1,099	782	1,928
Corporate development	369	615	724	927
	$4,640	$5,978	$12,342	$14,994

NOTE 10 – SHARE-BASED COMPENSATION

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Stock options	$831	$519	$4,567	$4,858
Performance share unit plan	1,030	864	1,898	2,004
Deferred share unit plan	46	57	100	120
	$1,907	$1,440	$6,565	$6,982

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 11 – CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013

Decrease in receivables, deposits and prepaid amounts	2,549	$249	$2,504	$394
Decrease in accounts payable and accrued liabilities	(113)	(587)	(1,435)	(2,751)
	2,436	$(338)	$1,069	$(2,357)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	May 31, 2014	November 30, 2013
Unrealized net gain on marketable securities, net of $35 and $29 tax expense, respectively	$293	$184
Foreign currency translation adjustments	55,608	64,320
	$55,901	$64,504

NOTE 13 – RELATED PARTY TRANSACTIONS

In the first six months of 2014, the Company provided management services to Donlin Gold LLC for $149 ($145 in the first six months of 2013); office rental and services to Galore Creek Partnership for $200 ($219 in the first six months of 2013); and management and office administration services to NovaCopper for $nil ($179 in the first six months of 2013).

The Company has the following amounts receivable from related parties:

	May 31, 2014	November 30, 2013
Current:
Donlin Gold LLC	$39	$1,750
Galore Creek Partnership	1,657	1,690
	$1,696	$3,440
Long-term:
Galore Creek Partnership	$4,048	$4,132

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $247 in the remainder of 2014, $429 in 2015, $389 in 2016 and $328 in 2017, totaling $1,393.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended May 31,
	2014	2013
Interest received	$343	$293
Interest paid	$435	$2,612
Income taxes paid	$295	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six month periods ended May 31, 2014 and 2013.  This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report.

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

Second quarter highlights

Donlin Gold

In the second quarter of 2014, permitting activities continued at Donlin Gold and were mainly focused on the preliminary draft Environmental Impact Statement (EIS) expected to be completed around year-end. This document is comprised of four main sections.

•
An outline of the purpose and the need for the proposed mine. The management of Donlin Gold LLC and its Native Corporation partners, Calista Corporation and The Kuskokwim Corporation (TKC), jointly contributed to the preparation of this section which highlights the need for the development of the proposed mine and the benefit it would bring to its stakeholders.

•
The identification and analysis of a reasonable range of alternatives to the mine development proposed by Donlin Gold which comprise variations on certain mine site facility designs, local transportation options, and power supply options.

•
The preparation of an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential biological, social, and cultural impacts relative to the existing baseline conditions.  This portion normally constitutes the most extensive part of the EIS.

•	The last section describes potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.

During the quarter, the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold EIS, and cooperating agencies’ completed the alternatives identification, establishing a reasonable range of alternatives to be evaluated in the EIS. Preparations of the remaining components of the preliminary draft EIS are well underway and expected to be completed over the next two quarters. This includes the alternatives development and the analysis of their potential environmental impacts. The Corps anticipates that all outstanding environmental baseline data required to complete the EIS will be compiled by the end of the third quarter.

In addition, Donlin Gold LLC and the appropriate permitting agencies are concurrently working on other major permits, such as air quality, water discharge and usage, gas pipeline, wetlands, rights-of-way, and dam safety. The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which, for Donlin Gold, commenced in 2012 and is anticipated to take approximately four years to complete.

Beyond permitting, on June 9, 2014 we announced that Donlin Gold LLC and TKC reached an updated long term Surface Use Agreement for the Donlin Gold project. This agreement has been extended to coincide with the term of the Exploration and Mining Lease with the Calista Corporation and continues so long as production continues at the project. This agreement:

•	Provides direct compensation to TKC through payments for project milestones, annual surface use and mine operation.

•
Includes a coordinated and consultative approach between Donlin Gold and TKC regarding annual project planning, reclamation as well as preparation of a subsistence harvest plan for affected surface lands.

•
Gives preference to TKC for contracts, hiring and training TKC shareholders, as well as funding scholarships and working with federal, state and local entities to help create and fund a training facility in the region.

•	Commits to an exclusive contract with TKC for the construction and operations of an upriver port site.

Donlin Gold remains actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Yukon-Kuskokwim area and executing on the workforce development strategy in the region. During the second quarter, the Donlin Gold team:

•
Partnered with the Kuspuk School District, Alaska Construction Academies, and EXCEL Alaska in sponsoring a youth Academic and Trades Decathlon in Aniak. At this event, students competed individually in math, science, geography and keyboarding, and learned about trades from experts in several industries.

•
Continued its longstanding tradition in outreach, visiting 10 villages. Town Hall meetings were held in each village with a viewing of the Donlin Gold project video, narrated in both English and the local Yup’ik language.

•
Continued its partnership with the State of Alaska and the Yukon-Kuskokwim Health Corporation on the Kids Don’t Float Campaign. Donlin Gold supports the lifesaving message of this campaign by distributing personal flotation devices (lifejackets) to kids along the river and updating safety messages at boat launches. Donlin Gold also continued its exemplary site safety record entering its ninth consecutive year without a lost time incident.

•
Continued its support for both the Iron Dog snow machine race and the Iditarod sled dog race, sponsoring two racers in each event. The Donlin Gold camp staff volunteered at the Cripple checkpoint, spending four nights assisting the race crew and mushers as they made their way north to Nome.

Our share of funding for Donlin Gold was $5.0 million in the second quarter of 2014, $7.7 million year-to-date. For the full year, we continue to expect to spend approximately $12 million to fund our share of Donlin Gold activities, primarily for continued permitting and community development.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek

In the first quarter of 2014, we announced drill results for Galore Creek’s 2013 campaign which identified extensions to the copper-gold mineralization into, as well as adjacent to, the newly-discovered Legacy zone. The drilling results from the 2012 and 2013 programs are being incorporated into a model to advance mine planning and project design. During the quarter, we conducted workshops aimed at initiating a review process to evaluate an integrated plan for mining, waste disposal and water management to strengthen the economics of the Galore Creek project. We expect this effort to further improve the value and marketability of the Galore Creek project, which we continue to work on monetizing, in whole or in part, to strengthen our balance sheet and focus primarily on the permitting of Donlin Gold.

Our share of funding for the Galore Creek partnership was $0.5 million in the second quarter of 2014, $1.4 million year-to-date, primarily for technical studies, community commitments, environmental monitoring, severance as well as site care and maintenance. For the full year, we continue to expect to spend approximately $2.5 million to fund our share of Galore Creek’s activities.

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

Outlook

We do not currently generate operating cash flows.  At May 31, 2014, we had cash and cash equivalents of $71.3 million and term deposits of $105.0 million.  At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects, general and administrative costs through completion of permitting at the Donlin Gold project, and repayment of the unsecured senior convertible notes due on May 1, 2015. In 2014, we continue to expect to spend approximately $15 million to fund our share of expenditures at the Donlin Gold and Galore Creek projects and $15 million for general and administrative costs, interest, working capital and other corporate purposes.

Additional capital will be necessary if permits are received for the Donlin Gold project and a decision to commence construction is reached.  Future financings to fund construction are anticipated through debt financing, equity financing, project specific debt, or other means.  Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows.  However, there can be no assurance that we will be successful in our efforts to raise additional capital.  For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2013, as filed with the SEC and the Canadian Securities Regulators on February 12, 2014.

Summary of Consolidated Financial Performance

	Three months ended May 31,		Six months ended May 31,
($ thousands, except per share)	2014	2013	2014	2013
Loss from operations	$(8,264)	$(12,225)	$(19,597)	$(26,734)
Net loss	$(10,681)	$(9,833)	$(21,372)	$(23,609)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.08)

Results of Operations

Second quarter 2014 compared to 2013

Loss from operations decreased 32% from $12.2 million in 2013 to $8.3 million in 2014.  The decrease resulted from lower general and administrative expense and lower losses from equity investments in the Donlin Gold and Galore Creek projects.  General and administrative expense decreased by $1.3 million due to lower office rent, professional fees and share-based compensation, partially offset by higher salary costs due to personnel additions in 2013. Our share of losses at the Donlin Gold project decreased by $0.4 million, as 2014 activities continued to focus primarily on permitting.  At the Galore Creek project, our share of losses decreased by $2.2 million due to reduced camp activity and mobile equipment being fully depreciated in 2013.

Net loss increased from $9.8 million ($0.03 per share) in 2013 to $10.7 million ($0.03 per share) in 2014 primarily due to a foreign exchange loss in 2014 compared to a gain in 2013 and a gain on the valuation of derivative liabilities in 2013, partially offset by the reduction in the loss from operations discussed above and lower interest expense.

First six months 2014 compared to 2013

Loss from operations decreased 27% from $26.7 million in 2013 to $19.6 million in 2014.  The decrease resulted from lower general and administrative expense and lower losses from equity investments in the Donlin Gold and Galore Creek projects.  General and administrative expense decreased $2.7 million due to lower office rent, professional fees and share-based compensation, partially offset by higher salary costs due to personnel additions in 2013. Our share of losses at the Donlin Gold project decreased by $0.5 million, as 2014 activities continued to focus primarily on permitting.  At the Galore Creek project, our share of losses decreased by $3.9 million due to reduced camp activity and mobile equipment being fully depreciated in 2013.

Net loss decreased from $23.6 million ($0.08 per share) in 2013 to $21.4 million ($0.07 per share) in 2014 primarily due to the reduction in the loss from operations discussed above. Lower interest expense and loss on derivatives were offset by a lower foreign exchange gain in 2014 compared to 2013.

Liquidity, Capital Resources and Capital Requirements

	Three months ended May 31,		Six months ended May 31,
($ thousands)	2014	2013	2014	2013
Cash used in operations	$(474)	$(6,212)	$(5,688)	$(12,092)
Cash used in investing activities	$(569)	$(5,872)	$(4,213)	$(8,965)
Cash used in financing activities	$—	$(72,821)	$—	$(18,462)

($ thousands)	At May 31,	At November 30,
	2014	2013
Cash and cash equivalents	$71,329	$81,262
Term deposits	$105,000	$110,000

Second quarter 2014 compared to 2013

Cash and cash equivalents decreased by $1.0 million and term deposits decreased by $5.0 million during the second quarter of 2014.  The decrease in cash was primarily related to $0.5 million used in operating activities for administrative costs net of reductions in accounts receivable and $5.6 million to fund our share of the Donlin Gold and Galore Creek projects, partially offset by a $5.0 million reduction in term deposits.

Cash used in operations decreased from $6.2 million in 2013, to $0.6 million in 2014.  The decrease resulted from a reduction in corporate overhead and administrative costs, convertible notes interest and a reduction in accounts receivable. Cash used in investing activities in 2014 included $5.0 million from a net reduction in term deposits.  The term deposits are denominated in U.S. dollars and are held at two major Canadian financial institutions. Cash used in financing activities in 2013 included the repayment of $72.8 million of the convertible notes.

First six months 2014 compared to 2013

Cash and cash equivalents decreased by $9.9 million and term deposits decreased by $5.0 million during the first six months of 2014.  The decrease in cash was primarily related to $5.7 million used in operating activities for administrative costs and reductions in accounts payable and $9.2 million to fund our share of the Donlin Gold and Galore Creek projects, partially offset by a $5.0 million net reduction in term deposits.

Cash used in operations decreased from $12.1 million in 2013, to $5.7 million in 2014.  The decrease resulted from a reduction in interest expense as well as corporate overhead and administrative costs. Cash used in investing activities decreased from $9.0 million in 2013 to $4.2 million in 2014, primarily due to a $5.0 million net reduction in term deposits.  Cash used in financing activities in 2013 included the repayment of $72.8 million of the convertible notes, partially offset by the receipt of $54.4 million in net proceeds from the exercise of all outstanding warrants.

Outstanding share data

As of July 7, 2014, the Company had 317,288,472 common shares issued and outstanding. Also as of July 7, 2014, the Company had outstanding 15,295,217 stock options with a weighted-average exercise price of C$5.48, 2,445,350 Performance Share Units and 167,295 Deferred Share Units.

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

We have not hedged our exposure to currency fluctuations.  At May 31, 2014, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at May 31, 2014, and assuming that all other variables remain constant, a 1% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $2.7 million in our consolidated income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments.  All deposits are held through two large Canadian financial institutions with high investment-grade ratings and have maturities of less than one year.

Interest rate risk

The Notes are not subject to interest rate risk because they are at fixed rates.  The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate.  Based on the amount owing on the promissory note as at May 31, 2014, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.7 million in the interest accrued by us per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2014. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.  The company’s internal controls over financial reporting are based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Date: July 9, 2014	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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