Form 10-Q
period 2014-08-31
NOVAGOLD RESOURCES INC
filed 2014-10-07
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2014

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

As of October 6, 2014, the Company had 317,288,472 Common Shares, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At August 31, 2014	At November 30, 2013
ASSETS
Cash and cash equivalents	$70,844	$81,262
Investments (note 4)	100,000	110,000
Other assets	3,303	5,549
Current assets	174,147	196,811
Investments (note 4)	1,394	1,280
Investment in affiliates (note 5)	299,694	307,455
Mineral properties	53,552	54,813
Deferred income taxes	9,021	9,728
Other assets	8,452	8,599
Total assets	$546,260	$578,686

LIABILITIES
Accounts payable and accrued liabilities	$2,961	$3,492
Debt (note 6)	14,705	—
Derivative liabilities (note 7)	58	—
Other liabilities	747	861
Current liabilities	18,471	4,353
Debt (note 6)	75,165	85,298
Derivative liabilities (note 7)	—	83
Deferred income taxes	22,281	23,303
Total liabilities	115,917	113,037

Commitments and contingencies (note 14)

EQUITY
Common shares	1,936,336	1,933,953
Contributed surplus	72,237	66,811
Accumulated deficit	(1,633,000)	(1,599,619)
Accumulated other comprehensive income	54,770	64,504
Total equity	430,343	465,649
Total liabilities and equity	$546,260	$578,686

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 7, 2014. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Operating expenses:
General and administrative (note 9)	$5,037	$5,239	$17,379	$20,233
Equity loss of affiliates (note 5)	5,709	10,106	12,946	21,827
Depreciation	9	10	27	29
Write-down of assets	—	516	—	516
	10,755	15,871	30,352	42,605

Loss from operations	(10,755)	(15,871)	(30,352)	(42,605)

Other income (expense):
Interest income	183	240	649	686
Interest expense	(1,609)	(1,688)	(5,229)	(8,227)
Foreign exchange gain	173	29	1,521	8,841
Gain (loss) on derivative liabilities (note 7)	—	(12)	25	379
Write-down of marketable equity securities	—	(2,645)	—	(2,645)
Other	—	(15)	—	—
	(1,253)	(4,091)	(3,034)	(966)

Loss before income taxes	(12,008)	(19,962)	(33,386)	(43,571)
Income tax (expense) recovery	(1)	—	5	—
Net loss	$(12,009)	$(19,962)	$(33,381)	$(43,571)

Loss per common share
Basic and diluted	$(0.04)	$(0.06)	$(0.11)	$(0.14)

Weighted average shares outstanding
Basic and diluted (thousands)	317,288	316,639	317,175	312,284

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Net loss	$(12,009)	$(19,962)	$(33,381)	$(43,571)

Items that may be reclassified to Net loss:
Unrealized gains (losses) on marketable securities
Unrealized holding gains (losses) during period	26	(20)	135	(664)
Reclassification adjustment for losses included in net income	—	2,645	—	2,645
Net unrealized gain, net of $(1), $(3), $5 and $(30) tax expense (recovery)	26	2,625	135	1,981
Foreign currency translation adjustments	(1,157)	(6,083)	(9,869)	(31,029)
Other comprehensive loss	(1,131)	(3,458)	(9,734)	(29,048)

Comprehensive loss	$(13,140)	$(23,420)	$(43,115)	$(72,619)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Operating activities:
Net loss	$(12,009)	$(19,962)	$(33,381)	$(43,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	10	27	29
Deferred income taxes	1	—	(5)	—
Foreign exchange (gain) loss	(173)	(29)	(1,521)	(8,841)
Share-based compensation	1,886	1,791	8,451	8,773
Equity losses of affiliates	5,709	10,106	12,946	21,827
Loss (gain) on derivative liabilities	—	12	(25)	(379)
Write-down of assets	—	3,161	—	3,161
Other	1,379	1,497	4,189	6,471
Withholding tax paid on share-based compensation	—	—	(636)	(619)
Net change in operating assets and liabilities (note 11)	1,525	1,210	2,594	(1,147)
Net cash used in operations	(1,673)	(2,204)	(7,361)	(14,296)

Investing activities:
Additions to property and equipment	—	—	(22)	—
Proceeds from term deposits	50,000	—	160,000	—
Purchases of term deposits	(45,000)	(110,000)	(150,000)	(110,000)
Funding of affiliates	(3,799)	(7,037)	(12,990)	(16,002)
Net cash provided from (used in) investing activities	1,201	(117,037)	(3,012)	(126,002)

Financing activities:
Proceeds from share issuance, net	—	—	—	54,359
Repayment of debt	—	—	—	(72,821)
Net cash used in financing activities	—	—	—	(18,462)

Effect of exchange rate changes on cash	(13)	(17)	(45)	(187)
Decrease in cash and cash equivalents	(485)	(119,258)	(10,418)	(158,947)
Cash and cash equivalents at beginning of period	71,329	214,978	81,262	254,667
Cash and cash equivalents at end of period	$70,844	$95,720	$70,844	$95,720

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income	equity

November 30, 2012	279,927	$1,462,102	$454,260	$(1,536,859)	$97,308	$476,811
Net loss	—	—	—	(62,760)	—	(62,760)
Other comprehensive loss	—	—	—	—	(32,804)	(32,804)
Warrants exercised	36,529	469,150	(397,052)	—	—	72,098
Share-based compensation and related share issuances	205	2,701	9,603	—	—	12,304
November 30, 2013	316,661	$1,933,953	$66,811	$(1,599,619)	$64,504	$465,649
Net loss	—	—	—	(33,381)	—	(33,381)
Other comprehensive loss	—	—	—	—	(9,734)	(9,734)
Share-based compensation and related share issuances	627	2,383	5,426	—	—	7,809
August 31, 2014	317,288	$1,936,336	$72,237	$(1,633,000)	$54,770	$430,343

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

Development Stage Entities

In June 2014, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued eliminating the concept of a development stage entity (DSE) from U.S. GAAP and clarified that the disclosures under risks and uncertainties guidance are also applicable to these entities. Entities that are in their development stage are no longer required to present and disclose incremental information, such as inception-to-date information. The Company elected early application of the new standard applied retrospectively. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

Recently issued accounting pronouncements

Presentation of Financial Statements – Going Concern

In August 2014, ASC guidance was issued that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard is effective for the Company’s fiscal year ending November 30, 2017, and for annual periods and interim periods thereafter. Early application is permitted.  The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, ASC guidance was issued to update the guidance on performance stock awards. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for the Company’s fiscal year beginning December 1, 2016. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

Revenue from Contracts with Customers

In May 2014, ASC guidance was issued to amend the guidance for revenue recognition to replace numerous, industry-specific requirements and to converge areas under this topic with those of the International Financial Reporting Standards. The guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this guidance are effective for the Company’s fiscal year beginning December 1, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. The Company does not expect the updated guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

Discontinued Operations

In April 2014, ASC guidance was issued related to discontinued operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company’s fiscal year beginning December 1, 2015. Early application is permitted. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Company’s Chief Executive Officer. The Company has one operating segment in exploration and development of mineral properties. The Chief Executive Officer considers the business from a geographic perspective through the performance of our investments in affiliates. Segment information is provided on each of the material projects individually in Note 5.

NOTE 4 – INVESTMENTS

		At August 31, 2014
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$100,000	$—	$—	$100,000

Long-term:
Marketable equity securities	$1,040	$386	$(32)	$1,394

		At November 30, 2013
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$110,000	$—	$—	$110,000

Long-term:
Marketable equity securities	$1,067	$213	$—	$1,280

Term deposits are held at two Chartered Canadian banks with original maturities of less than 12 months. Marketable equity securities include available-for-sale investments in mineral exploration companies. At August 31, 2014 all unrealized losses were in a continuous loss position for less than 12 months. During the third quarter of 2013, the Company recognized a $2,645 write-down for other-than-temporary declines in the value of its marketable equity securities.

NOTE 5 – INVESTMENT IN AFFILIATES

	At August 31, 2014	At November 30, 2013
Donlin Gold LLC, Alaska, U.S.A	$1,417	$1,720
Galore Creek Partnership, British Columbia, Canada	298,277	305,735
	$299,694	$307,455

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

Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Nine months ended August 31,
	2014	2013
Balance – beginning of period	$1,720	$4,185
Funding	11,123	10,176
Share of losses	(11,426)	(11,109)
Balance – end of period	$1,417	$3,252

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC.  Donlin Gold LLC has capitalized as Mineral Property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral Property than the Company.

	At August 31, 2014	At November 30, 2013
Current assets: Cash, prepaid expenses and other receivables	$2,699	$3,390
Non-current assets: Property and equipment	446	541
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,728)	(2,211)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,417	$33,720

Galore Creek Partnership

The Galore Creek project is owned by the Galore Creek Partnership (“Partnership”), a partnership in which wholly owned subsidiaries of NOVAGOLD and Teck Resources Limited (“Teck”) each own a 50% interest. The Partnership was formed in May 2007. Teck earned its 50% interest in the Partnership upon completion of its funding commitment of C$373,300 in June 2011. Commencing June 2011, the partners have funded the project costs on a 50/50 basis.

Changes in the Company’s 50% investment in the Partnership are summarized as follows:

	Nine months ended August 31,
	2014	2013
Balance – beginning of period	$305,735	$335,086
Funding	1,867	5,826
Share of losses	(1,520)	(10,718)
Exploration tax credit	(693)	—
Foreign currency translation	(7,112)	(20,049)
Balance – end of period	$298,277	$310,145

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

	At August 31, 2014	At November 30, 2013
Current assets: Cash, prepaid expenses and other receivables	$534	$377
Non-current assets: Property and equipment	268,297	274,314
Current liabilities: Accounts payable and accrued liabilities	(291)	(483)
Non-current liabilities: Payables and reclamation obligation	(8,700)	(8,533)
Net assets	$259,840	$265,675

Equity losses of affiliates

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Donlin Gold LLC:
Mineral property expenditures	$5,402	$4,527	$11,295	$10,947
Depreciation	37	54	131	162
	5,439	4,581	11,426	11,109
Galore Creek Partnership:
Mineral property expenditures	62	3,329	390	4,261
Care and maintenance expense	208	635	1,130	1,685
Depreciation	—	1,561	—	4,772
	270	5,525	1,520	10,718
	$5,709	$10,106	$12,946	$21,827

NOTE 6 – DEBT

	At August 31, 2014	At November 30, 2013
Convertible notes	$14,705	$13,570
Promissory note	75,165	71,728
	89,870	85,298
Less: current portion	(14,705)	—
	$75,165	$85,298

Scheduled minimum debt repayments are $nil for the remainder of 2014, $15,829 in 2015, $nil in 2016 through 2018, and $75,165 thereafter. The carrying value of the debt approximates fair value.

Convertible notes

The remaining $15,829 principal amount of the original $95,000 in unsecured senior convertible notes issued by the Company on March 26, 2008 are due on May 1, 2015 and have been classified as a current liability.  Changes in the carrying value of the Convertible notes (“Notes”) are summarized as follows:

	Nine months ended August 31,
	2014	2013
Balance – beginning of period	$13,570	$73,606
Repurchases of Notes	—	(58,017)
Accretion expense	1,135	2,942
Balance – end of period	$14,705	$18,531

The following table provides the net amounts recognized in the Condensed Consolidated Balance Sheets related to the Notes:

	At August 31, 2014	At November 30, 2013
Principal amount	$15,829	$15,829
Unamortized debt discount	(1,124)	(2,259)
	14,705	13,570
Embedded derivative	58	83
Net carrying amount	$14,763	$13,653

Promissory note

As part of the Donlin Gold LLC agreement, the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007 out of the Company’s share of future mine production cash flow. The Company has a promissory note payable to Barrick for $51,600, plus interest at a rate of US prime plus 2%, amounting to $23,565 in accrued interest since the inception of the promissory note.

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

	Nine months ended August 31,
	2014	2013
Balance – beginning of period	$83	$17,934
Repurchases of Notes	—	(14,804)
Gain on embedded derivative liabilities for the period	(25)	(2,840)
Balance – end of period	$58	$290

Warrants – Derivative

The Company’s functional currency is the Canadian dollar. Warrants were issued with an exercise price denominated in U.S. dollars.  The Company determined that such warrants with an exercise price denominated in a currency that is different from the entity’s functional currency were classified as a derivative liability based on the evaluation of the warrants’ settlement provisions, and carried at their fair value.  Any changes in the fair value from period to period have been recorded as a gain or loss in net income (loss).

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

NOTE 8 – FAIR VALUE ACCOUNTING

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement.  The three levels of the fair value hierarchy are as follows:

Level 1 —	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 —	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3 —	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	Fair value at August 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$70,844	$—	$70,844	$—
Term deposits	100,000	—	100,000	—
Marketable equity securities	1,394	1,394	—	—
Liabilities:
Embedded derivative liabilities (note 7)	58	—	—	58

	Fair value at November 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$81,262	$—	$81,262	$—
Term deposits	110,000	—	110,000	—
Marketable equity securities	1,280	1,280	—	—
Liabilities:
Embedded derivative liabilities (note 7)	83	—	—	83

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

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Salaries	$1,509	$1,626	$4,612	$4,262
Share-based compensation	1,886	1,791	8,451	8,773
Office expense	749	1,096	1,917	3,617
Professional fees	505	524	1,287	2,452
Corporate development	388	202	1,112	1,129
	$5,037	$5,239	$17,379	$20,233

NOTE 10 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Stock options	$795	$718	$5,362	$5,576
Performance share unit plan	1,045	1,015	2,943	3,019
Deferred share unit plan	46	58	146	178
	$1,886	$1,791	$8,451	$8,773

NOTE 11 – CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Decrease in receivables, deposits and prepaid amounts	$481	$1,188	$2,985	$1,582
Increase (decrease) in accounts payable and accrued liabilities	1,044	22	(391)	(2,729)
	$1,525	$1,210	$2,594	$(1,147)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	August 31, 2014	November 30, 2013
Unrealized net gain on marketable securities, net of $34 and $29 tax expense, respectively	$319	$184
Foreign currency translation adjustments	54,451	64,320
	$54,770	$64,504

NOTE 13 – RELATED PARTY TRANSACTIONS

In the first nine months of 2014, the Company provided management services to Donlin Gold LLC for $207 ($201 in the first nine months of 2013); office rental and services to Galore Creek Partnership for $300 ($318 in the first nine months of 2013); and management and office administration services to NovaCopper for $nil ($175 in the first nine months of 2013).

The Company has the following amounts receivable from related parties:

	August 31, 2014	November 30, 2013
Current:
Donlin Gold LLC	$39	$1,750
Galore Creek Partnership	352	394
	$391	$2,144
Long-term:
Galore Creek Partnership	$4,036	$4,132

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $142 in the remainder of 2014, $429 in 2015, $389 in 2016 and $328 in 2017, totaling $1,288.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended August 31,
	2014	2013
Interest received	$494	$452
Interest paid	$435	$2,613
Income taxes paid	$295	$—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine month periods ended August 31, 2014 and 2013.  This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report.

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

Third quarter highlights

Donlin Gold

In the third quarter of 2014, permitting activities continued at Donlin Gold and were mainly focused on the preliminary draft Environmental Impact Statement (EIS). The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which, for Donlin Gold, commenced in 2012 and is anticipated to take approximately four years to complete. This document is comprised of four main sections which:

•
Outline of the purpose and the need for the proposed mine. The management of Donlin Gold LLC and its Native Corporation partners, Calista Corporation and The Kuskokwim Corporation (TKC), jointly contributed to the preparation of this section which highlights the need for the development of the proposed mine and the benefit it would bring to its stakeholders.

•
Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.

•
Involve the preparation of an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential biological, social, and cultural impacts relative to the existing baseline conditions.  This portion normally constitutes the most extensive part of the EIS.

•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.

During the previous quarter, the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold EIS, and cooperating agencies’ completed the alternatives identification, establishing a reasonable range of alternatives to be evaluated in the EIS. Outstanding environmental baseline data and analysis required to complete the preliminary draft EIS were compiled and provided to the Corps during the third quarter. Once complete, the agencies will review the preliminary draft EIS and provide input which will then be considered and incorporated by the Corps into the draft EIS, which is on schedule to be issued for public comment in 2015. The sections of the draft EIS under preparation include the analysis of the potential environmental impacts and the alternatives selected for detailed analysis. The EIS is in large part the determining factor in the overall permitting timeline which, for Donlin Gold, commenced in 2012 and is anticipated to take approximately four years to complete.

In addition, Donlin Gold LLC continues to work simultaneously with other permitting agencies on other major permit applications, such as air quality, water discharge and usage, gas pipeline, wetlands, rights-of-way, and dam safety.

Beyond permitting, on September 4, 2014 the Company announced that it is investing in the National Fish and Wildlife Foundation’s (NFWF) Alaska Fish and Wildlife Fund conservation initiative designed to protect, conserve and restore fish and wildlife in Alaska. Some of the proposed projects and locally-led efforts will be in the Yukon-Kuskokwim (Y-K) region where the Donlin project is located. The program will integrate NFWF’s expertise with Donlin Gold’s wealth of baseline data and regional experience and ecological knowledge of Native Alaskans to enhance fish and wildlife in Alaska for many years to come.

On June 9, 2014 the Company announced that Donlin Gold LLC and TKC reached an updated long term Surface Use Agreement for the Donlin Gold project. This agreement has been extended to coincide with the term of the Exploration and Mining Lease with the Calista Corporation and continues so long as production continues at the project. This agreement:

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

Donlin Gold remains actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing on its workforce development strategy. Year to date, the Donlin Gold team has visited a total of 26 villages and fish camps in the Y-K region. The village visits included project updates to the communities in English and Yup’ik, as well as school visits to speak to students about education, training, future employment opportunities and overall workforce development needs. The annual visits to the fish camps in the Y-K region raise safety awareness and distribute life jackets ahead of the fishing season.

Our share of cash funding for Donlin Gold was $3.4 million in the third quarter of 2014, $9.4 million year-to-date. For the full year, we continue to expect to spend approximately $12 million to fund our share of Donlin Gold activities, primarily for continued permitting and community development.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek

The focus in 2014 is to incorporate the drilling results from the 2012 and 2013 programs, including the discovery of the Legacy zone, into a model to advance mine planning and project design. As a follow-up to the workshops conducted in the second quarter, activities in the third quarter focused on narrowing down possible scenarios for an integrated mining, waste disposal and water management plan. This work also included the review of the various input parameters used in the evaluation matrix.

We expect this effort to further improve the value and marketability of the Galore Creek project, which we continue to work on monetizing, in whole or in part, to strengthen our balance sheet and focus primarily on the permitting of Donlin Gold.

Galore Creek remains active in the community, sponsoring local fundraising events, supporting Tahltan literacy camps, as well as providing assistance and funding for research on the Tahltan language dictionary.

Our share of cash funding for the Galore Creek partnership was $0.4 million in the third quarter of 2014, $1.9 million year-to-date, primarily for technical studies, community commitments, environmental monitoring, severance as well as site care and maintenance. For the full year, we continue to expect to spend approximately $2.5 million to fund our share of Galore Creek’s activities.

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

Outlook

We do not currently generate operating cash flows.  At August 31, 2014, we had cash and cash equivalents of $70.8 million and term deposits of $100.0 million.  At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects, general and administrative costs through completion of permitting at the Donlin Gold project, and repayment of the unsecured senior convertible notes due on May 1, 2015. In 2014, we continue to expect to spend approximately $15 million to fund our share of expenditures at the Donlin Gold and Galore Creek projects and $15 million for general and administrative costs, interest, working capital and other corporate purposes.

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

Summary of Consolidated Financial Performance

	Three months ended August 31,		Nine months ended August 31,
($ thousands, except per share)	2014	2013	2014	2013
Loss from operations	$(10,755)	$(15,871)	$(30,352)	$(42,605)
Net loss	$(12,009)	$(19,962)	$(33,381)	$(43,571)

Net loss per common share
Basic and diluted	$(0.04)	$(0.06)	$(0.11)	$(0.14)

Results of Operations

Third quarter 2014 compared to 2013

Loss from operations decreased 32% from $15.9 million in 2013 to $10.8 million in 2014.  The decrease resulted from lower general and administrative expense and lower losses from equity investments in the Donlin Gold and Galore Creek projects.  General and administrative expense decreased by $0.2 million due to lower office rent and salary costs, partially offset by higher share-based compensation. Our share of losses at the Donlin Gold project increased by $0.9 million, as 2014 activities continued to focus primarily on permitting. At the Galore Creek project, our share of losses decreased by $5.3 million due to reduced camp activity and mobile equipment being fully depreciated in 2013.

Net loss decreased from $20.0 million ($0.06 per share) in 2013 to $12.0 million ($0.04 per share) in 2014, primarily due to the reduction in the loss from operations discussed above, lower interest expense and a write-down of marketable securities in 2013.

First nine months 2014 compared to 2013

Loss from operations decreased 29% from $42.6 million in 2013 to $30.4 million in 2014.  The decrease resulted from lower general and administrative expense and lower losses from equity investments in the Donlin Gold and Galore Creek projects.  General and administrative expense decreased $2.9 million due to lower office rent, professional fees and share-based compensation, partially offset by higher salary costs due to personnel additions in 2013. Our share of losses at the Donlin Gold project increased by $0.3 million, as 2014 activities continued to focus primarily on permitting.  At the Galore Creek project, our share of losses decreased by $9.2 million due to reduced camp activity and mobile equipment being fully depreciated in 2013.

Net loss decreased from $43.6 million ($0.14 per share) in 2013 to $33.4 million ($0.11 per share) in 2014, primarily due to the reduction in the loss from operations discussed above. Lower interest expense and a 2013 write-down of marketable securities were offset by a lower foreign exchange gain in 2014 compared to 2013.

Liquidity, Capital Resources and Capital Requirements

	Three months ended August 31,		Nine months ended August 31,
($ thousands)	2014	2013	2014	2013
Cash used in operations	$(1,673)	$(2,204)	$(7,361)	$(14,296)
Cash provided from (used in) investing activities	$1,201	$(117,037)	$(3,012)	$(126,002)
Cash used in financing activities	$—	$—	$—	$(18,462)

($ thousands)	At August 31, 2014	At November 30, 2013
Cash and cash equivalents	$70,844	$81,262
Term deposits	$100,000	$110,000

Third quarter 2014 compared to 2013

Cash and cash equivalents decreased by $0.5 million and term deposits decreased by $5.0 million during the third quarter of 2014.  The decrease in cash was primarily related to $1.7 million used in operating activities for administrative costs, net of reductions in accounts receivable and $3.8 million to fund our share of the Donlin Gold and Galore Creek projects, partially offset by a $5.0 million reduction in term deposits.

Cash used in operations decreased from $2.2 million in 2013, to $1.7 million in 2014.  The decrease resulted primarily from a reduction in office rent expense. Cash used in investing activities in 2014 included $5.0 million from a net reduction in term deposits.  The term deposits are denominated in U.S. dollars and are held at two Chartered Canadian banks.

First nine months 2014 compared to 2013

Cash and cash equivalents decreased by $10.4 million and term deposits decreased by $10.0 million during the first nine months of 2014.  The decrease in cash was primarily related to $7.4 million used in operating activities for administrative costs, net of reductions in accounts receivable and $13.0 million to fund our share of the Donlin Gold and Galore Creek projects, partially offset by a $10.0 million net reduction in term deposits.

Cash used in operations decreased from $14.3 million in 2013, to $7.4 million in 2014.  The decrease resulted from reductions in interest expense as well as corporate overhead and administrative costs. Cash used in investing activities to fund our share of the Donlin Gold and Galore Creek projects decreased by $3.0 million in 2014. Also in 2014, term deposits decreased by $10.0 million compared to an increase of $110.0 million in 2013. Cash used in financing activities in 2013 included the repayment of $72.8 million of the convertible notes, partially offset by the receipt of $54.4 million in net proceeds from the exercise of all outstanding warrants.

Outstanding share data

As of October 6, 2014, the Company had 317,288,472 common shares issued and outstanding. Also as of October 6, 2014, the Company had outstanding 15,285,217 stock options with a weighted-average exercise price of C$5.48, 2,445,350 Performance Share Units and 180,685 Deferred Share Units.

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

We have not hedged our exposure to currency fluctuations.  At August 31, 2014, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at August 31, 2014, and assuming that all other variables remain constant, a C$0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.3 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments.  All deposits are held through two large Canadian financial institutions with high investment-grade ratings and have maturities of less than one year.

Interest rate risk

The Notes are not subject to interest rate risk because they are at fixed rates.  The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate.  Based on the amount owing on the promissory note as at August 31, 2014, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.8 million in the interest accrued by us per annum.

Item 4.    Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2014. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: October 7, 2014	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ David A. Ottewell
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