Form 10-K/A
period 2013-11-30
NOVAGOLD RESOURCES INC
filed 2014-10-22
CIK 1173420

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOVAGOLD RESOURCES INC.

EXPLANATORY NOTE

The Annual Report on Form 10-K of NOVAGOLD RESOURCES INC. (“NOVAGOLD”, “we”, “our”, “us”, or the “Company”) for the year ended November 30, 2013, was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2014.  Amendment No. 1 to the Form 10-K was filed on March 27, 2014 to include the responses to the items required by Part III that we previously intended to incorporate by reference to the proxy statement for our 2014 annual meeting of shareholders.

This Amendment No. 2 to Form 10-K is being filed solely to include the Certifications required by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which were inadvertently omitted from Amendment No. 1.  Except as specifically provided otherwise herein, this Amendment No. 2 does not reflect events occurring after February 12, 2014, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Form 10-K originally filed on February 12, 2014, and in conjunction with Amendment No. 1 filed on March 27, 2014.

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

Date:  October 22, 2014