Form 10-K
period 2014-11-30
NOVAGOLD RESOURCES INC
filed 2015-01-28
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ ☐

Based on the last sale price on the NYSE-MKT of the registrant’s Common Shares on May 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) of $3.01 per share, the aggregate market value of the voting Common Shares held by non-affiliates was approximately $588,135,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of January 22, 2015, the registrant had 317,794,647 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2015, in connection with the registrant’s 2014 annual meeting of stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

NOVAGOLD RESOURCES INC.

TABLE OF CONTENTS

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2014.

CURRENCY

References in this report to $ refer to United States currency and C$ to Canadian currency.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

We are a mineral exploration company engaged in the exploration and development of mineral properties. As used in this Annual Report on Form 10-K, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (“CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (SEC) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. The terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in, and required to be disclosed by, NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves.

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

•	the risk that permits and governmental approvals necessary to develop and operate mines on our properties will not be available on a timely basis, subject to reasonable conditions, or at all;
•	commodity price fluctuations;
•	risks related to governmental regulation and permits, including environmental regulation;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to our mineral properties;
•	uncertainty related to unsettled aboriginal rights and title in British Columbia;
•	our history of losses and expectation of future losses;
•	uncertainty as to the outcome of potential litigation;
•	risks related to our majority shareholder;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	competition in the mining industry;
•	our need to attract and retain qualified management and technical personnel;
•	risks related to our current practice of not using hedging arrangements;
•	risks related to conflicts of interests of some of the directors of the Company;
•	risks related to global climate change;
•	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society; and
•	increased regulatory compliance costs relating to the Dodd-Frank Act.

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

GLOSSARY OF TECHNICAL TERMS

The following technical terms defined in this section are used throughout this Annual Report on Form 10-K.

alluvial	A placer formed by the action of running water, as in a stream channel or alluvial fan; also said of the valuable mineral (e.g. gold or diamond) associated with an alluvial placer.

arsenopyrite	The common arsenic mineral and principal ore of arsenic; occurs in many sulfide ore deposits, particularly those containing lead, silver and gold.

alteration	Refers to the process of hydrothermal fluids (hot water) changing primary rock minerals (such as quartz, feldspar and hornblende) to secondary minerals (quartz, carbonate and clay minerals).

assay	A metallurgical analysis used to determine the quantity (or grade) of various metals in a sample.

bornite	A copper iron sulfide mineral (Cu5FeS4).

breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

chalcopyrite	A copper iron sulfide mineral (CuFeS2).

concentrate	A clean product recovered in flotation, which has been upgraded sufficiently for downstream processing or sale.

cut-off grade	When determining economically viable mineral reserves, the lowest grade of mineralized material that can be mined and processed at a profit.

cyanidation	A metallurgical technique, using a dilute cyanide solution, for extracting gold from ore by dissolving the gold into solution.

dike	A tabular igneous intrusion that cuts across the bedding of the host rock.

doré	A semi-pure alloy of gold and silver.

electrowinning	The deposition of gold from solution to cathodes by passing electric current from anodes through gold-bearing solution.

extrusive	Said of igneous rock that has been erupted onto the surface of the Earth.

geotechnical	Said of tasks or analysis that provide representative data of the geological rock quality in a known volume.

flotation	A process used for the concentration of minerals, especially within base metal systems.

geohazard	A geologic state that may lead to widespread damage or risk, such as a landslide, debris flow, avalanche, etc.

grade	Quantity of metal or mineral per unit weight of host rock.

greywacke	A variety of sandstone generally characterized by its hardness, dark color, and poorly sorted angular grains of quartz, feldspar, and small rock fragments set in a compact, clay-fine matrix.

host rock	A body of rock serving as a host for other rocks or for mineral deposits.

hydrothermal	Pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution.

intrusive	Said of igneous rock formed by the consolidation of magma intruded into other rocks.

lithology	The character of a rock described in terms of its structure, color, mineral composition, grain size, and arrangement of its component parts.

mafic	Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.

massive	Said of a mineral deposit, especially of sulfides, characterized by a great concentration of mineralization in one place, as opposed to a disseminated or veinlike deposit.

mineral	A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

mineral deposit
A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures.

mineralization	A natural occurrence in rocks or soil of one or more yielding minerals or metals.

net present value (NPV)	The sum of the value on a given date of a series of future cash payments and receipts, discounted to reflect the time value of money and other factors such as investment risk.

ore	Rock containing metallic or non-metallic materials that can be mined and processed at a profit.

placer	An alluvial deposit of sand and gravel, which may contain valuable metals.

porphyry	An igneous rock of any composition that contains conspicuous phenocrysts (large crystals or mineral grains) in a fine-grained groundmass.

pyrite	An iron sulfide mineral (FeS2), the most common naturally occurring sulfide mineral.

pyrrhotite	An unusual, generally weakly magnetic, iron sulfide mineral with varying iron content (Fe1-x S (x=0 to 0.2)).

reverse circulation (RC)	A type of drilling using dual-walled drill pipe in which the material drilled, water and mud are circulated up the center pipe while air is blown down the outside pipe.

realgar	An arsenic sulfide mineral (As4 S4).

reclamation	Restoration of mined land to original contour, use, or condition.

rhyodacite	A volcanic, high-silica rock composed of mostly quartz and feldspar.

sedimentary	Said of rock formed at the Earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.

shale	A fine-grained detrital (transported by wind, water, or ice) sedimentary rock, formed by the consolidation of clay, silt, or mud.

sill	An intrusive sheet of igneous rock of roughly uniform thickness that has been forced between the bedding planes of existing rock.

stockwork	A three-dimensional network of closely spaced planar to irregular veinlets.

stibnite	An antimony sulfide mineral (Sb2S3).

strike	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

sulfide	A compound of sulfur and some other metallic element.

syngenetic	Relating to or denoting a mineral deposit or formation produced at the same time as the host rock.

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

Canadian NI 43-101 Definitions:

Terms defined in the Canadian standards of disclosure for mineral projects.  The definitions of the terms “Mineral Reserve”, “Mineral Resource”, “Mining Studies”, and “Qualified Person” also refer to the CIM Definition Standards, where they are further defined.

Advanced Property

A property that has Mineral Reserves or Mineral Resources, the potential economic viability of which is supported by a Preliminary Economic Assessment, a Pre-Feasibility Study or a Feasibility Study.

Disclosure

Any oral statement or written disclosure made by or on behalf of an issuer and intended to be, or reasonably likely to be, made available to the public in a jurisdiction of Canada, whether or not filed under securities legislation, but does not include written disclosure that is made available to the public only by reason of having been filed with a government or agency of government pursuant to a requirement of law other than securities legislation.

Early Stage Exploration Property

A property for which the technical report being filed has no current mineral resources or mineral reserves defined and no drilling or trenching proposed.

Effective date

With reference to a technical report, the most recent scientific or technical information included in the technical report.

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

Qualified Person

An individual who is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience, or engineering, relating to mineral exploration or mining; has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment, or any combination of these, that is relevant to his or her professional degree or area of practice; has experience relevant to the subject matter of the mineral project and the technical report; and is in good standing with a professional association; and in the case of a professional association in a foreign jurisdiction, has a membership designation that requires attainment of a position of responsibility in their profession that requires the exercise of independent judgement and requires a favourable confidential peer evaluation of the individual’s character, professional judgement, experience, and ethical fitness or requires a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining.

Quantity

Either tonnage or volume, depending on which term is the standard in the mining industry for the type of mineral.

SEC Industry Guide 7

The mining industry guide entitled “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” contained in the Securities Act Industry Guides published by the United States Securities and Exchange Commission, as amended.

Technical Report

A report prepared and filed in accordance with this Instrument and Form 43-101F1 Technical Report that includes, in summary form, all material scientific and technical information in respect of the subject property as of the effective date of the technical report.

Written Disclosure

Any writing, picture, map, or other printed representation whether produced, stored or disseminated on paper or electronically, including websites.

Mineral Resource

In this Instrument, the terms “Mineral Resource”, “Inferred Mineral Resource”, “Indicated Mineral Resource”, and “Measured Mineral Resource” have the meanings ascribed to those terms by CIM, as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by CIM Council, as amended.

Mineral Reserve

In this Instrument, the terms “Mineral Reserve”, “Probably Mineral Reserve”, and “Proven Mineral Reserve” have the meanings ascribed to those terms by CIM, as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by CIM Council, as amended.

Mining Studies

In this Instrument, the terms “Preliminary Feasiblity Study”, “Pre-Feasibility Study” and “Feasibility Study” have the meanings ascribed to those terms by CIM, as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by CIM Council, as amended.

Independence

In this Instrument, a Qualified Person is independent of an issuer if there is no circumstance that, in the opinion of a reasonable person aware of all relevant facts, could interfere with the Qualified Person’s judgement regarding the preparation of the technical report.

CIM Definition Standards, adopted by CIM Council on May 10, 2014:

Qualified Person

Mineral Resource and Mineral Reserve estimates and any supporting Technical Reports must be prepared by or under the direction of a Qualified Person, as that term is defined in NI 43-101.

Pre-Feasibility Study (Preliminary Feasibility Study)

A Pre-Feasibility Study is a comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a preferred mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, is established and an effective method of mineral processing is determined. It includes a financial analysis based on reasonable assumptions on the Modifying Factors and the evaluation of any other relevant factors which are sufficient for a Qualified Person, acting reasonably, to determine if all or part of the Mineral Resource may be converted to a Mineral Reserve at the time of reporting.  A Pre-Feasibility Study is at a lower confidence level than a Feasibility Study.

Feasibility Study

A Feasibility Study is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of applicable Modifying Factors together with any other relevant operational factors and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that extraction is reasonably justified (economically mineable). The results of the study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project. The confidence level of the study will be higher than that of a Pre-Feasibility Study.

Mineral Resource

A Mineral Resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction.

The location, quantity, continuity and other geological characteristics of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.

Inferred Mineral Resource

An Inferred Mineral Resource is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling.  Geological evidence is sufficient to imply but not verfy geological and grade or quality continuity.

An Inferred Mineral Resource has a lower level of confidence than that applying to an Indicated Mineral Resource and must not be converted to a Mineral Reserve.  It is reasonably expected that the majority of Inferred Mineral Resources could be upgraded to Indicated Mineral Resources with continued exploration.

Indicated Mineral Resource

An Indicated Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with sufficient confidence to allow the application of Modifying Factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit.

Geological evidence is derived from adequately detailed and reliable exploration, sampling and testing and is sufficient to assume geological and grade or quality continuity between points of observation.

And Indicated Mineral Resource has a lower level of confidence than that applying to a Measured Mineral Resource and may only be converted to a Probably Mineral Reserve.

Measured Mineral Resource

A Measured Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, and physical characteristics are estimated with confidence sufficient to allow the application of Modifying Factors to support detailed mine planning and final evaluation of the economic viability of the deposit.

Geological evidence is derived from detailed and reliable exploration, sampling and testing and is sufficient to confirm geological and grade or quality continuity between points of observation.

A Measured Mineral Resource has a higher level of confidence than that applying to either an Indicated Mineral Resource or an Inferred Mineral Resource.  It may be converted to a Proven Mineral Reserve or to a Probably Mineral Reserve.

Modifying Factors

Modifying Factors are considerations used to convert Mineral Resources to Mineral Reservs.  These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social, and governmental factors.

Mineral Reserve

A Mineral Reserve is the economically mineable part of a Measured and/or Indicated Mineral Resource.  It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at Pre-Feasiblity or Feasibility level as appropriate that include application of Modifying Factors.  Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified.

The reference point at which Mineral Reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated.  It is important that, in all situations where the reference point is different, such as for a saleable product, a clarifying statement is included to ensure that the reader is fully informed as to what is being reported.

The public disclosure of a Mineral Reserve must be demonstrated by a Pre-Feasibility Study or Feasibility Study.

Probable Mineral Reserve

A Probable Mineral Reserve is the economically mineable part of an Indicated, and in some circumstances, a Measured Mineral Resource.  The confidence in the Modifying Factors applying to a Probably Mineral Reserve is lower than that applying to a Proven Mineral Reserve.

Proven Mineral Reserve (Proved Mineral Reserve)

                 A Proven Mineral Reserve is the economically mineable part of a Measured Mineral Resource.  A Proven Mineral Reserve implies a high degree of confidence in the Modifying Factors.

SEC Industry Guide 7 Definitions:

U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations.

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

PART I

Item 1.  Business

Overview

We operate in the gold mining industry, primarily focused on advancing permitting on the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold LLC (“Donlin Gold”), a limited liability company owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”). We are also committed to maximizing the value of our interest in the Galore Creek copper-gold-silver project in British Columbia, Canada. The Galore Creek project is held by a partnership owned equally by NOVAGOLD Canada Inc., a wholly-owned subsidiary of NOVAGOLD, and by Teck Resources Limited (“Teck”). We are continue to explore opportunities to sell, in whole or in part, our interest in the Galore Creek project.

We do not produce gold or any other minerals, and do not currently generate operating earnings. Through 2014, funding to explore our gold properties and to operate the Company was acquired primarily through equity financings consisting of public offerings of our common shares and warrants and through debt financing consisting of convertible notes. We expect to continue to raise capital through additional equity and/or debt financings, through the exercise of stock options, and otherwise.

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

Executive office	Registered and records office
201 South Main Street, Suite 400	789 West Pender Street, Suite 720
Salt Lake City, Utah, USA 84111	Vancouver, BC, V6C 1H2
Telephone (801) 639-0511	Toll free 1(866) 669-6227
Facsimile (801) 649-0509	Facsimile (604) 669-6272

Corporate Structure

As of November 30, 2014, we had the following material, direct and indirect, wholly-owned subsidiaries:  NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., NOVAGOLD (Bermuda) Alaska Limited, NOVAGOLD Resources (Bermuda) Limited and NOVAGOLD Canada Inc.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

Employees

As of November 30, 2014, we had 13 full-time employees. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

Segment and Geographical Information

We operate in a single reportable operating segment, being the exploration and development of mineral properties. Our long-lived assets are geographically distributed as shown in the following table. We did not have revenue from continuing operations in any of the periods shown below.

Long-lived assets

	At November 30,
($ thousands)	2014	2013	2012
Canada	$ 349,070	$ 367,712	$ 407,037
United States	3,521	4,435	7,451
Other	—	—	513
	$ 352,591	$ 372,147	$ 415,001

Recent Developments

Donlin Gold Project

During the year ended November 30, 2014, permitting activities continued at Donlin Gold and were mainly focused on the preparation of the draft Environmental Impact Statement (EIS). The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which, for Donlin Gold, commenced in 2012 and is anticipated to take approximately four years to complete. This document is comprised of four main sections which:

•
Outline of the purpose and need for the proposed mine. The management of Donlin Gold LLC and its Native Corporation partners, Calista Corporation and The Kuskokwim Corporation (TKC), jointly contributed to the preparation of this section which highlights the need for the development of the proposed mine and the benefit it would bring to its stakeholders.

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

During the second quarter of 2014, the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold EIS, and cooperating agencies’ completed the alternatives identification, establishing a reasonable range of alternatives to be evaluated in the EIS. Outstanding environmental baseline data and analyses required to complete the draft EIS were compiled and provided to the Corps during the third quarter. During the fourth quarter, the Corps distributed initial drafts of the Environmental Consequences  sections of the draft EIS to the cooperating agencies and they provided input to the Corps prior to the end of December 2014. The Corps and AECOM Technology Corporation (AECOM), its contractor for preparation of the EIS, presently are considering the agencies’ comments and will incorporate the relevant changes into the draft EIS, which is on schedule to be issued for public comment in 2015. The Corps and AECOM are working toward issuance of the final EIS in 2016. A schedule of the Corps’ time table for the Donlin Gold EIS process can be found on their website at www.donlingoldeis.com.

In addition, Donlin Gold LLC continues to work simultaneously with other permitting agencies on other major permit applications, such as air quality, water discharge and usage, gas pipeline, wetlands, rights-of-way, and dam safety.

Beyond permitting, on September 4, 2014 the Company announced that it has invested in the National Fish and Wildlife Foundation’s (NFWF) Alaska Fish and Wildlife Fund conservation initiative designed to protect, conserve and restore fish and wildlife in Alaska. Some of the proposed projects and locally-led efforts are in the Yukon-Kuskokwim (Y-K) region where the Donlin Gold project is located. The program will integrate NFWF’s expertise with Donlin Gold’s wealth of baseline data and regional experience and ecological knowledge of Native Alaskans to enhance fish and wildlife in Alaska for many years to come.

On June 9, 2014, the Company announced that Donlin Gold LLC and TKC reached an updated long term Surface Use Agreement for the Donlin Gold project. This agreement has been extended to coincide with the term of the Exploration and Mining Lease with the Calista Corporation and continues so long as production continues at the project. This agreement:

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

Donlin Gold remains actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing on its workforce development strategy. Throughout 2014, we continued to promote safety, education and workforce development by supporting local and regional events, scholarships and programs. We led and participated in multiple community meetings throughout the region. Additionally, we participated in the annual spring Clean Up Green Up event, where a record of 52 villages participated this year in community-wide efforts to reduce litter and promote reuse and recycling.

An extensive list of additional federal and state government permits and approvals must be obtained before the Donlin Gold project can commence construction. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that were not part of the Donlin Gold feasibility study. Completion of this engineering will require a significant investment of funds, time, and other resources by Donlin Gold and its contractors. Also, the Donlin Gold board must approve a construction program and budget before construction of the Donlin Gold project can begin. The timing of the required engineering work and the Donlin Gold board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, the availability of financing, among other factors, will affect whether and when construction of the Donlin Gold project will begin. Among other reasons, project delays could occur as a result of public opposition, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.

Our share of funding for Donlin Gold in 2014 was $13.9 million for permitting, community engagement and development efforts. Our 50% share of the 2015 work program is expected to be  $12.6 million. The 2015 work program and budget includes funds to assist the Corps in continuing to advance the permitting process through issuance of the draft EIS in 2015. In addition, Donlin Gold will continue to maintain its engagement with communities in the Y-K region.

For further information, see section Item 2, Properties – Donlin Gold Project, below.

Galore Creek Project

On January 23, 2014, we announced drill results for Galore Creek’s 2013 campaign which identified extensions to the copper-gold mineralization into, as well as adjacent to, the 2012 Legacy zone discovery. The 2013 program confirmed significant mineralization at the Legacy zone and provided sufficient data to proceed with additional technical studies in support of mine planning. During 2014, we conducted workshops and engineering analyses aimed at evaluating and optimizing scenarios for an integrated mining, waste disposal and water management plan.

Galore Creek remains active in the community, sponsoring local fundraising events, supporting Tahltan literacy camps, as well as providing assistance and funding for research on the Tahltan language dictionary.

Our share of funding for Galore Creek in 2014 was $2.1 million, which primarily funded technical studies, administrative expenses, environmental monitoring, and site care and maintenance costs. Our 50% share of the 2015 work program is expected to be $1.6 million. The 2015 work plan includes further technical studies to narrow down scenarios of integrated management of mining, waste disposal, and water; and reviewing other areas of potential improvement and de-risking of the project; environmental monitoring, administrative responsibilities and site care and maintenance. No drilling program is planned for 2015. We will continue to evaluate opportunities to monetize the value of the asset.

In 2015, NOVAGOLD and Teck will continue to evaluate opportunities to further advance development of the Galore Creek project. In the meantime, we will continue to evaluate opportunities to monetize the value of the asset, in whole or in part, to strengthen our balance sheet and focus primarily on the permitting of Donlin Gold.

For further information, see Item 2, Properties – Galore Creek Project, below.

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

Availability of Raw Materials and Skilled Employees

Most aspects of our business require specialized skills and knowledge. Such skills and knowledge include the areas of geology, drilling, metallurgy, mine planning, logistical planning, preparation of feasibility studies, permitting, construction and operation of a mine, financing, legal and accounting. Historically, we have found that we can locate and retain appropriate employees and consultants and we believe we will continue to be able to do so.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years:

Year	High	Low	Average
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,571
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015 (to January 22)	$1,296	$1,172	$1,240

Data Source:  www.kitco.com

Available Information

                We make available, free of charge, on or through our website at www.novagold.com, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

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

None of our mineral properties are in production, we have no history of commercially producing precious or base metals from our current portfolio of mineral properties, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. None of our mineral properties are currently under construction. The future development of any mineral properties found to be economically feasible will require obtaining permits and financing and the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including:

•	the need to obtain necessary environmental and other governmental approvals and permits, and the timing and conditions of those approvals and permits;
•	the availability and cost of funds to finance construction and development activities;

•	the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;
•	potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent development activities;
•	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
•	the availability and cost of skilled labor and mining equipment; and
•	the availability and cost of appropriate smelting and/or refining arrangements.

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

We have a history of net losses and we expect to incur net losses for the foreseeable future. None of our mineral properties have advanced to the commercial production stage and we have no history of earnings or cash flow from operations. We expect to continue to incur net losses unless and until such time as one or more of our projects enter into commercial production and generate sufficient revenues to fund continuing operations or until such time as we are able to offset our expenses against the sale of one or more of our mineral properties, if applicable. The development of our mineral properties to achieve production will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, including the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the process of obtaining required government permits and approvals, the availability and cost of financing, the participation of our partners, and the execution of any sale or joint venture agreements with strategic partners. These factors, and others, are beyond our control. There is no assurance that we will be profitable in the future.

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

The unprecedented events in global financial markets in the past several years have had a profound impact on the global economy. Many industries, including the mining industry, are impacted by these market conditions. Some of the key impacts of the recent financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations, high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. The price of gold and gold mining company equities have experienced significant declines over the past few years.

Continued lower or a worsening of gold prices or slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth and ability to finance. Specifically:

•	global economic conditions could make other investment sectors more attractive, thereby affecting the cost and availability of financing to us and our ability to achieve our business plan;
•	the volatility of metal prices would impact the economic viability of our mineral properties and any future revenues, profits, losses and cash flow;
•	negative economic pressures could adversely impact demand for future production from our mineral properties;
•	construction related costs could increase and adversely affect the economics of any of our projects;
•	volatile energy, commodity and consumables prices and currency exchange rates would impact our future production costs; and
•	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

We have a limited property portfolio.

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

Unless otherwise indicated, mineralization figures presented in this Annual Report on Form 10-K and in our other filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by our personnel and independent geologists. These estimates use mining terms as defined in accordance with Canadian NI 43-101 and CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the SEC Industry Guide 7. For further information, see Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves above. In addition, these estimates are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. There can be no assurance that:

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

The estimating of mineral reserves and mineral resources is a subjective process that relies on the judgment and experience of the persons preparing the estimates. The process relies on the quantity and quality of available data and is based on knowledge, mining experience, analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral resource and reserve estimates are imprecise and depend, to a certain extent, upon analysis of drilling results and statistical inferences that may ultimately prove to be inaccurate. There can be no assurances that actual results will meet the estimates contained in studies.

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

We have established the presence of proven and probable reserves at our Donlin Gold and Galore Creek projects under Canadian standards. There can be no assurance that any resource estimates for our mineral projects will ultimately be reclassified as mineral reserves. There can be no assurance that subsequent testing or future studies will establish proven and probable mineral reserves at our other mineral properties, if any. The failure to establish proven and probable mineral reserves could restrict our ability to successfully implement our strategies for long-term growth and could impact future cash flows, earnings, results of operation and financial condition.

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

 Part of our current business strategy is to sell all or part of our 50% interest in the Galore Creek Partnership. Our management expects to continue to evaluate disposition opportunities on a regular basis and intends to pursue opportunities that management believes are in our long-term best interests. Competition in the mining business for limited sources of capital could adversely impact our ability to dispose of our interest in the Galore Creek Partnership and as a result we may not be successful in identifying a purchaser or in obtaining an offer at an acceptable price and on acceptable terms and conditions. As a result, there is no assurance that we will be able to dispose of our interest in the Galore Creek Partnership; in which case we expect to continue with the joint development of the Galore Creek project through the Galore Creek Partnership, which would result in increased capital requirements for us to fund our portion of project development.

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

Mining is inherently risky and subject to conditions or events some of which are beyond our control, and which could have a material adverse effect on our business.

Mining involves various types of risks, including:

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

Our largest shareholder has significant influence on us and may also affect the market price and liquidity of our Securities.

Electrum Strategic Resources L.P. and its affiliate GRAT Holdings LLC hold in the aggregate 26.7% of our issued and outstanding common shares. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may:  (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the Board of Directors and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. Electrum designated Igor Levental as its observer at our Board of Directors meetings. In July 2010, Igor Levental was appointed to our Board of Directors. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman and Chief Executive Officer of The Electrum Group LLC, an investment advisor that manages Electrum’s investments. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board of Directors. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

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

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance. Reclamation may include requirements to:

•	treat ground and surface water to applicable water standards;
•	control dispersion of potentially deleterious effluents;
•	reasonably re-establish pre-disturbance land forms and vegetation; and
•	provide adequate financial assurance to ensure required reclamation of land affected by our activities.

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

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our cash equivalents and term deposit investments are held through large Canadian chartered banks with high investment-grade ratings. These investments mature at various dates over the current operating period. The carrying amount of financial assets recorded in the financial statements, net of any allowances for losses, represents our maximum exposure to credit risk.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We manage liquidity risk through the management of our capital structure and financial leverage. Accounts payable, accrued liabilities and coupon interest on the convertible notes are due within one year from the balance sheet date.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. In respect of financial liabilities, the convertible notes are not subject to interest rate risk because they are at fixed rates. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2014, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.8 million in the interest accrued by us per annum. For more detail with respect to the promissory note, see Item 2, Donlin Gold Project, Alaska, below.

We are exposed to the financial risk related to the fluctuation of foreign exchange rates. We operate in Canada and the United States and a portion of our expenses are incurred in Canadian dollars. A significant change in the currency exchange rate between the Canadian dollar relative to the U.S. dollar could have an effect on our results of operations, financial position or cash flows. We have not hedged our exposure to currency fluctuations. Based on our net exposures as of November 30, 2014, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of $3.0 million in our consolidated comprehensive income (loss).

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

We may experience difficulty attracting and retaining qualified management and technical personnel to meet our business objectives, and the failure to manage our business effectively could have a material adverse effect on our business and financial condition.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act (SOX). SOX requires an annual assessment by management of the effectiveness of our internal control over financial reporting and an attestation report by our independent auditors addressing this assessment. At November 30, 2014, management concluded that our internal control over financial reporting was effective. We may in the future fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, and we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of SOX. Our failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our shares. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Future acquisitions of companies may provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure control and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws currently applicable to us.

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

Acquiring, holding or disposing of our securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K and, in particular, potential investors should be aware that if we are or we become a “passive foreign investment company” under the U.S. Internal Revenue Code, there may be adverse tax consequences for investors in the United States.

Acquiring, holding or disposing of our securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K. In particular, potential investors that are U.S. taxpayers should be aware that we may be considered a “passive foreign investment company” under Section 1297(a) of the U.S. Internal Revenue Code (a PFIC). We believe that we were not a PFIC for our tax year ended November 30, 2014, but may become a PFIC for future tax years. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question, and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, a U.S. taxpayer will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

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

None.

Item 2.   Properties

The following descriptions summarize selected information about our 50% interest in the Donlin Gold project located in Alaska, USA and our 50% interest in the Galore Creek project located in British Columbia, Canada. Both of these mineral projects are without known reserves, as defined under SEC Industry Guide 7. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for our mineral properties is based on the following technical reports prepared in accordance with NI 43-101:

(i)
“Donlin Creek Gold Project Alaska, USA, NI 43-101 Technical Report on Second Updated Feasibility Study” (“Donlin Gold FS”) for the Donlin Gold project in southwestern Alaska, USA, prepared by AMEC Americas Limited, now known as AMEC Foster Wheeler Americas Limited (AMEC), effective date November 18, 2011 and amended and filed on January 20, 2012. The Donlin Gold FS has been filed with the securities regulatory authorities in each province of Canada and with the SEC. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. References should be made to the full text of the Donlin Gold FS which is available for review on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

(ii)
“Galore Creek Copper-Gold Project NI 43-101 Technical Report on Pre-Feasibility Study, British Columbia – Canada” (the PFS) for the Galore Creek project in northwestern British Columbia, Canada, prepared by AMEC, effective date July 27, 2011 and filed on September 12, 2011. The PFS has been filed with the securities regulatory authorities in each province of Canada and with the SEC. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. References should be made to the full text of the PFS which is available for review on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

Kirk Hanson, P.E., Gordon Seibel, R.M. SME., both of whom are independent Qualified Persons as defined in NI 43-101, have approved the mineral reserves and mineral resources, respectively, included in this Annual Report on Form 10-K related to the Donlin Gold FS.  Jay Melnyk, P.Eng., Greg Kulla, P.Geo., both of whom are independent Qualified Persons as defined in NI 43-101, have approved the mineral reserves and mineral resources, respectively, included in this Annual Report on Form 10-K related to the PFS. Heather White, B.Sc., P.Eng., who is a consultant to the Company and a “qualified person” under NI 43-101, has approved the scientific and technical information included in this Annual Report on Form 10-K.

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

Donlin Gold Project, Alaska

The Donlin Gold project is an advanced-stage gold project held by Donlin Gold, a limited liability company that is owned 50% by our wholly-owned subsidiary, NOVAGOLD Resources Alaska, Inc., and 50% by Barrick’s wholly-owned subsidiary, Barrick Gold U.S. Inc. The Donlin Gold project is located in southwestern Alaska on private, Alaska Native-owned mineral and surface land and Alaska state mining claims. The 81,361 acre (32,926 hectare) property hosts a gold deposit currently estimated at 33.8 million ounces of proven and probable reserves averaging 2.09 grams per tonne. We believe that significant exploration potential remains in the Donlin Gold district, with prospects to increase mine life and/or justify future production expansions.

We entered into a limited liability company agreement with Barrick (“LLC Agreement”) dated December 1, 2007 that provided for the creation of Donlin Gold, which is jointly owned by us and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, we agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures in the Donlin Gold project. As of November 30, 2014, the promissory note, including accrued interest, amounted to approximately $76.2 million. Funding is currently shared by both parties on a 50/50 basis.

Except for events subsequent to the Donlin Gold FS, including the information contained under the heading “Item 1, Recent Developments – Donlin Gold,” or as otherwise stated or implied, the scientific and technical information regarding the Donlin Gold project in this Annual Report on Form 10-K is based on the Donlin Gold FS.

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

Permits

Donlin Gold has maintained all of the necessary permits for exploration, camp facilities, and related activities. These permits are active with the Alaska Department of Natural Resources (hard rock exploration, temporary water use), the Corps (individual 404 and nationwide 26), U.S. Bureau of Land Management (rights-of-way), Alaska State Department of Conservation (wastewater, drinking water, food handling), the Alaska Department of Fish and Game (title 16 – fish), Federal Aviation Administration (airport), and other State, Federal and private entities. Current permits have allowed exploration, associated feasibility study test work, environmental monitoring and EIS baseline data collection efforts to be conducted under appropriate state and federal laws.

On August 7, 2012, we announced that Donlin Gold commenced permitting of the project by submitting a draft Plan of Operations and Section 404 of the U.S. Clean Water Act draft permit application to federal and state regulators. The Section 404 permit application initiated the environmental review process under NEPA which involves preparation of an EIS. The Corps selected AECOM, formerly URS, an independent contractor to prepare the EIS. The Notice of Intent for the EIS was published in the Federal Register on December 14, 2012 and the NEPA public scoping process was completed on March 29, 2013. During the remainder of 2013 and in 2014, Donlin Gold worked to address the remaining data needs for the EIS. Throughout 2013 and 2014, Donlin Gold also continued to provide application materials and maintained ongoing dialogue with the agencies that will issue the key permits and authorizations needed for the Donlin Gold project, including the air quality, water discharge, dam safety, wetlands, water use, fish habitat, and pipeline permits. During 2014, the Corps distributed initial drafts of the Environmental Consequences sections of the draft EIS to the cooperating agencies and they provided input to the Corps prior to the end of December 2014. The Corps and AECOM presently are considering the agencies’ comments and will incorporate them into the draft EIS, which is on schedule to be issued for public comment in 2015. The Corps and AECOM also continued their public outreach efforts, holding meetings in local communities and participating in local radio programs during the second half of 2014.

An extensive list of additional federal and state government permits and approvals must be obtained before the Donlin Gold project can commence construction. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that was not part of the Donlin Gold FS. Completion of this engineering will require a significant investment of funds, time, and other resources by Donlin Gold and its contractors. Also, the Donlin Gold board must approve a construction program and budget before construction of the Donlin Gold project can begin. The timing of the required engineering work and the Donlin Gold board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, the availability of financing, as well as other factors, will affect whether and when construction of the Donlin Gold project will begin. Among other reasons,project delays could occur as a result of public opposition, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.

Mineral Tenure

The Mining Lease currently includes mineral rights leased from Calista, which holds the subsurface (mineral) estate for Native-owned lands in the region. The leased land is believed to contain 20,101 hectares (49,671 acres). Calista also owns the surface estate on a portion of these lands. The Surface Use Agreement with TKC, which owns the surface estate of the remaining lands, grants non-exclusive surface use rights to Donlin Gold for mining activities. All of the lands subject to the Mining Lease and Surface Use Agreement have been conveyed to Calista and TKC by the Federal Government. On June 9, 2014, the Company announced that Donlin Gold LLC and TKC reached an updated long term Surface Use Agreement for the Donlin Gold project. This agreement has been extended to coincide with the term of the Exploration and Mining Lease with the Calista Corporation and continues so long as production continues at the project.

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

Exploration History

Year	Company	Work Performed	Results
1909 to 1956	Various prospectors and placer miners	Gold discovered in 1909. Placer mining by hand, underground, and hydraulic methods.	Total placer gold production of approximately 30,000 ounces
1970s to present	Robert Lyman and heirs	Resumed sluice mining in Donlin Gold area and placer mined Snow Gulch.
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

1993	Teck Exploration Ltd.	D-9 Cat trenching (1,400 meters) and two 500 meter soil lines in Lewis area. Petrographic, fluid inclusion, and metallurgical work.	Identified new mineralized areas, updated Mineral resource estimate.
1995 to 2000	Placer Dome	87,383 meters of core, 11,909 meters of RC drilling and 8,493 meters of trenching. Environmental monitoring and assessment.	Drilled the American Creek magnetic anomaly (ACMA), discovered the ACMA deposit. Numerous mineral resource estimation iterations.

Year	Company	Work Performed	Results
2001 to 2002	NOVAGOLD	46,495 meters of core, 38,022 meters of RC drilling, 89.5 meters of geotechnical drilling, and 268 meters of water monitoring holes.	Filed a preliminary assessment report on the project. Updated resource estimate.
2003 to 2005	Donlin Gold Joint Venture	25,448 meters of core and 5,979 meters of RC drilling. Calcium carbonate exploration drilling; IP lines for facility condemnation studies.	Infill drilled throughout the resource area. Discovered a calcium carbonate resource. Poor quality IP data.
2006	Donlin Gold Joint Venture	92,804 meters of core drilling to support mineral resource classification conversion, slope stability, metallurgy, waste rock, carbonate exploration, facilities and port road studies.	Geological model and mineral resource update.
2007	Donlin Gold Joint Venture	Core drilling totaled 75,257 meters and included resource delineation, geotechnical and engineering, and carbonate exploration. 13 RC holes for monitor wells and pit pump tests totaled 1,043 meters.	Improved pit slope parameters, positive hydrogeological results. Carbonate exploration was negative. Updated mineral resource estimate. Completed feasibility study with positive results.
2008	Donlin Gold LLC
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

Base Case Project Sensitivity to Gold Price

Gold ($ per ounce)	LOM Cash Flow ($ million)	Jan 2014 NPV5% ($ million)	Jan 2014 IRR (%)
$700	$(5,690)	$(4,917)	—
$800	$(2,838)	$(3,637)	—
$900	$(45)	$(2,374)	—
$1,000	$2,143	$(1,342)	2.3
$1,100	$4,191	$(385)	4.3
$1,200	$6,197	$547	6.0
$1,300	$8,187	$1,465	7.5
$1,400	$10,166	$2,375	8.9
$1,500	$11,631	$3,147	10.2
$1,600	$13,092	$3,862	11.2
$1,700	$14,616	$4,581	12.3
$1,800	$16,156	$5,296	13.2
$1,900	$17.699	$6,010	14.2
$2,000	$19,248	$6,722	15.1

Summary of Key Evaluation Metrics (Base Case at $1,200 per ounce gold)

Total tonnes mined (million)	3,270
Ore tonnes treated (million)	505
Strip ratio (waste tonnes per ore tonne)	5.48
Gold ounces recovered (million)	30.4
Gold recovery (%)	89.8%
($ million)
Gold, net revenue	$ 36,445
Less:
Mining	(8,200)
Processing	(7,808)
G&A, community, refining & land	(3,241)
Costs applicable to sales(1)	(19,249)
Initial capital	(6,679)
Sustaining capital	(1,505)
Total capital	(8,184)
Income taxes	(2,748)
Reclamation trust fund	(274)
Total costs	(30,455)
Total cash flow(2)	$ 6,197

Payback period (years)	9.2
Operation life (years)	27

Jan 2014 NPV5%(3) ($ million)	$ 547
Jan 2014 IRR	6.0%

Notes:

(1)	Costs applicable to sales (US GAAP), excluding Depreciation and Reclamation costs.

(2)	Cash flow after-tax excludes sunk costs.

(3)	Reference dates for discounted cash flow metrics are January 1, 2014 and exclude funds expended before that date.

Operating Cost Estimates

	$ per ounce	$ per tonne milled
Mining cost	$270	$16.24
Process cost	257	15.47
G&A, community, refining & land	107	6.42
	$634	$38.13

Capital Cost Estimates

($ million)
Mining	$345
Site preparation /roads	236
Process facilities	1,326
Tailings	120
Utilities (including natural gas pipeline)	1,302
Ancillary buildings	304
Off-site facilities	243
Total direct costs	3,876
Owners’ costs	414
Indirect costs	1,405
Contingency	984
Total indirect and contingency	2,803
Total project cost	$6,679

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

Concentrate is recovered from the primary rougher flotation followed by regrinding of the tailings prior to secondary rougher flotation. The secondary rougher concentrate is processed through a cleaner-cleaner scavenger circuit producing a concentrate which is combined with the primary rougher concentrate for treatment by POX. The final tailings from the secondary rougher flotation tailings is thickened, and due to their neutralizing potential, is then utilized to modify the pH of the POX discharge solution prior to being transported to the TSF.

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

Planned Off-site Infrastructure

The off-site infrastructure for the project includes three main development sites in remote locations:  the Jungjuk Port site and mine access road; the natural gas pipeline; and the Bethel port facilities. The Jungjuk Port site is situated on the Kuskokwim River near the mouth of Jungjuk Creek. A port-to-mine access road (Jungjuk Road) , approximately 44 kilometers long, will traverse varied terrain from the Jungjuk Port site to the mine site. A 4.8 kilometer long spur road will serve the project airstrip. The primary purpose of the road is to transport freight from the Jungjuk Port site to the mine mostly by conventional highway tractors and trailers. The natural gas pipeline is described under the Power heading below. The Bethel Port will be situated near the town of Bethel, a community of approximately 6,400 residents, that is the main port on the Kuskokwim River and is an administrative and transportation hub for the 56 villages in the Y-K Delta. The Port of Bethel is the northernmost medium-draft port in the United States and is served by ocean-going barges. The proposed port would serve as a trans-shipment point from ocean barges to river barges to supply the project during the summer.

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

Financial Analysis

The total capital cost estimate for the Donlin Gold project is $6.7 billion including costs related to the natural gas pipeline and a contingency of $984 million. The project’s estimated after-tax net present value (NPV5%) is $547 million using the base case gold price of $1,200 per ounce, $1.46 billion using a gold price of $1,300 per ounce, $3.15 billion using a gold price of $1,500 per ounce, $4.58 billion using a gold price of $1,700 per ounce and $6.72 billion using a gold price of $2,000 per ounce. The corresponding IRR after-tax were estimated at 6.0%, 7.5%, 10.2%, 12.3% and 15.1%, respectively. The break-even gold price is $902 per ounce. In the Donlin Gold FS, the overall economic viability of the project was evaluated by both discounted and undiscounted cash flow analyses, based on the engineering studies and cost estimates discussed in this study. Assumptions in the model comprised:

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

Current Activities

During the year ended November 30, 2014, permitting activities continued at Donlin Gold and were mainly focused on supporting the Corps and AECOM’s efforts to prepare the draft EIS. During the second quarter of 2014, the Corps, the lead agency for the Donlin Gold EIS, and cooperating agencies’ completed the alternatives identification, establishing a reasonable range of alternatives to be evaluated in the EIS. Outstanding environmental baseline data and analyses required to complete the draft EIS were compiled and provided to the Corps through the third quarter. During the fourth quarter, the Corps distributed initial drafts of the Environmental Consequences sections of the draft EIS to the cooperating agencies, who provided input to the Corps prior to the end of December 2014. The Corps and AECOM presently are considering the agencies’ comments and will incorporate them into the draft EIS, which is on schedule to be issued for public comment in 2015. The Corps and AECOM are working toward issuance of the final EIS in 2016. A schedule of the Corps’ time table for the Donlin Gold EIS process can be found on their website at www.donlingoldeis.com.

Our share of funding for Donlin Gold in 2014 was $12.1 million for permitting, community engagement and development efforts. Our 50% share of the 2015 work program is expected to be  $12.6 million. The 2015 work program and budget includes funds to assist the Corps in continuing to advance the permitting process through issuance of the draft EIS in 2015. In addition, Donlin Gold will continue to maintain its engagement with communities in the Y-K region.

An extensive list of additional federal and state government permits and approvals must be obtained before the Donlin Gold project can commence construction. Preparation of the applications for many of these permits and approvals requires additional, more detailed engineering that were not part of the Donlin Gold FS. Completion of this engineering will require a significant investment of funds, time, and other resources by Donlin Gold and its contractors. Also, the Donlin Gold board must approve a construction program and budget before construction of the Donlin Gold project can begin. The timing of the required engineering work, of the Donlin Gold board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, as well as the availability of financing, among other factors,  will affect whether and when construction of the Donlin Gold project will begin. Among other reasons project delays could occur as a result of public opposition, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.

Galore Creek Project, British Columbia

Galore Creek Partnership

The Galore Creek project is a large copper-gold-silver project located in northwestern British Columbia, held by a partnership in which our wholly-owned subsidiary, NOVAGOLD Canada Inc., and Teck Resources Inc. each own a 50% interest and is managed by Galore Creek Mining Corporation (GCMC). The Galore Creek property, as per the PFS, comprises 293,837 acres (118,912 hectares) and hosts a large, porphyry-related copper-gold-silver deposit. Funding is currently shared by both parties on a 50/50 basis.

On November 16, 2011, we announced that it we were evaluating opportunities to sell all or part of our 50% interest in the Galore Creek project. As of November 30, 2014, we had not received an offer for our 50% interest in the Galore Creek project.

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

Mineral Tenure

On May 23, 2007, we announced with Teck a 50/50 partnership to develop the Galore Creek project. On August 1, 2007, the Galore Creek Partnership was established to develop the Galore Creek project and GCMC, a jointly controlled operating company, was created. In October 2007, all Galore Creek claims held by our wholly-owned subsidiary, NOVAGOLD Canada Inc., were transferred to GCMC. GCMC currently holds 151,953 hectares (375,476 acres) of British Columbia provincial mineral claims in 344 tenures (the acquisition of additional acres since the issuance of the PFS has no material impact on reserves or resources stated in the PFS). Included in this total are the five Grace claims that were acquired by GCMC from Pioneer Metals Corporation on December 3, 2007. To date, BCLS legal surveys have been recorded on five Galore Creek mineral claims (516158, 516165, 516459, 516177, 516335) and on four Bob Quinn area claims (514548, 514551, 545723, 566898). The adjoining Copper Canyon property, owned 60% by the Galore Creek Partnership and 40% by a subsidiary of the Company, is comprised of 12 claims totaling 11,344 hectares (28,032 acres).

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

2014 Program

There was no exploration program during 2014.

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

Project plans envision the ore being crushed in the Galore Creek valley and then conveyed through the tunnel and along the access road to the processing plant. From there, concentrate would be piped along the remainder of the access road to Hwy 37. A trade off study will identify the best alternative for transport of concentrate to market. The project would primarily use electric power, with a power line built along the access road to tie into the 287-kV transmission line at the Bob Quinn substation. Some components of the revised Galore Creek mine plan, such as the mill and tailings location, would require new permits or amendments to existing permits. The majority of permits required for road construction remain in good standing. GCMC could continue with road and bridge work as the project moves through the feasibility stage, with the objective of shortening the construction timeline and reducing the need for helicopter support.

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

Effective Date July 11, 2011, Jay Melnyk, P.Eng.

Notes:

(1)
Mineral reserves are contained within measured and indicated pit designs, and supported by a mine plan, featuring variable throughput rates, stockpiling and cut-off optimization. The pit designs and mine plan were optimized on diluted grades using the following economic and technical parameters: Metal prices for copper, gold and silver of $2.50 per pound, $1,050 per ounce, and $16.85 per ounce, respectively. Mining and ore based costs (process, G&A and mine general) of C$1.60 per tonne mined and C$10.08 per tonne milled respectively; an exchange rate of $0.91 to C$1.00; variable recovery versus head grade relationships for both oxidized and non-oxidized material; appropriate smelting, refining and transportation costs; and inter ramp pit slope angles varying from 42º to 55º. The mineral reserves are reported in accordance with NI 43-101, which differs from SEC Industry Guide 7. The project is without known reserves as defined under SEC Industry Guide 7. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.

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

Current Activities

The 2014 work plan included workshops and engineering analyses aimed at evaluating and optimizing scenarios for integrated mining, waste disposal and water management plans. The technical studies are incorporating data gathered from drilling programs in 2011, 2012 and 2013.

Our share of funding for the Galore Creek project in 2014 was $2.1 million, primarily for technical studies, environmental monitoring, administrative expenses and site care and maintenance costs. Our 50% share of the 2015 work program is expected to be $1.6 million. The 2015 work plan includes further technical studies to narrow down scenarios of integrated management of mining, waste disposal, and water; and reviewing other areas of potential improvement and de-risking of the project; environmental monitoring, administrative responsibilities and site care and maintenance. No drilling program is planned for 2015. We will continue to evaluate opportunities to monetize the value of the asset.

Copper Canyon Acquisition

On May 20, 2011, we completed the acquisition of Copper Canyon Resources Ltd. (“Copper Canyon”) a junior exploration company whose principal asset was its 40% joint venture interest in the Copper Canyon copper-gold-silver property that is adjacent to the Galore Creek project. A wholly-owned subsidiary of NOVAGOLD held the remaining 60% joint venture interest in the Copper Canyon property which it agreed to transfer to the Galore Creek Partnership. Under the acquisition arrangement, we acquired all of the issued and outstanding common shares of Copper Canyon which we did not already hold. As a result, Copper Canyon became our wholly-owned subsidiary. We issued a total of 4,171,303 common shares under the arrangement, representing approximately 1.7% of the number of our common shares then outstanding and paid cash of C$2.6 million.

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

Item 4.  Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (MSHA). During the fiscal year ended November 30, 2014, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold is the operator of the Donlin Gold project and GCMC is the operator of the Galore Creek project. Neither Donlin Gold nor GCMC is a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control either of Donlin Gold or GCMC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the NYSE-MKT and on the Toronto Stock Exchange (TSX) under the symbol “NG.” On January 22, 2015, there were 667 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. We believe that more than half of our common shares are beneficially owned by investors in the United States. The following table sets out the intraday high and low sales prices per share of our common shares on the NYSE-MKT and TSX for the periods indicated.

		NYSE-MKT		TSX
Year	Quarter	High	Low	High	Low
2014	Fourth	$3.98	$2.33	C$4.32	C$2.65
	Third	$4.40	$2.96	C$4.72	C$3.23
	Second	$4.62	$2.91	C$5.11	C$3.16
	First	$3.80	$2.18	C$4.20	C$2.33
2013	Fourth	$2.85	$2.04	C$3.00	C$2.12
	Third	$3.46	$1.90	C$3.63	C$1.99
	Second	$4.14	$2.12	C$4.24	C$2.18
	First	$5.03	$3.92	C$4.95	C$4.02

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

Disposition of common shares

A U.S. Resident Holder will not be subject to tax under the Canadian Tax Act in respect of any capital gain realized by such U.S. Resident Holder on a disposition of common shares unless the common shares constitute “taxable Canadian property” (as defined in the Canadian Tax Act) of the U.S. Resident Holder at the time of disposition and the U.S. Resident Holder is not entitled to relief under the Convention.

Generally, a U.S. Resident Holder’s common shares will not constitute “taxable Canadian property” of the U.S. Resident Holder at a particular time at which the common shares are listed on a “designated stock exchange” (which currently includes the TSX and NYSE-MKT) unless at any time during the 60-month period immediately preceding a disposition both of the following conditions are true:

(i)
the U.S. Resident Holder, any one or more persons with whom the U.S. Resident Holder does not deal at arm’s length, or partnership in which the holder or persons with whom the taxpayer did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, alone or in any combination, owned 25% or more of the issued shares of any class or series of the capital stock of NOVAGOLD; and

(ii)
more than 50% of the fair market value of the common shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of, interests in or civil law rights in, such properties whether or not it exists.

In certain circumstances, a common share may also be deemed to be “taxable Canadian property” for purposes of the Canadian Tax Act.

Even if the common shares constitute “taxable Canadian property” to a U.S. Resident Holder, under the Convention, such a U.S. Resident Holder will not be subject to tax under the Canadian Tax Act on any capital gain realized by such holder on a disposition of such common shares, provided the value of such common shares is not derived principally from real property situated in Canada (within the meaning of the Convention).

A U.S. Resident Holder whose shares are taxable Canadian property should consult their own tax advisors.

Dividends on common shares

Under the Canadian Tax Act, dividends on shares paid or credited to a non-resident of Canada will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends. Under the Convention, a U.S. resident will generally be subject to Canadian withholding tax at the rate of 15% of the gross amount of such dividends unless the beneficial owner is a company which owns at least 10% of the voting shares of NOVAGOLD at that time, in which case the rate of Canadian withholding tax is generally reduced to 5%.

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of common shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our common shares or other securities, in particular, the tax consequences of the Company being a “passive foreign investment company” (commonly known as a “PFIC”) within the meaning of Section 1297 of the United States Internal Revenue Code. For further information, see section Item 1A, Risk Factors - Acquiring, holding or disposing of NOVAGOLD’s securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K and, in particular, potential investors should be aware that NOVAGOLD does not believe it is a “passive foreign investment company” under the U.S. Internal Revenue Code for the year ended November 30, 2014, but if it is or becomes a passive foreign investment company, there may be tax consequences for investors in the United States.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

Item 6. Selected Financial Data

The selected financial data set forth in the table below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and the Notes thereto.

	Years ended November 30,
(dollars in thousands, except per share)	2014	2013	2012	2011	2010
Loss from operations	$(38,008)	$(55,776)	$(79,942)	$(115,996)	$(22,773)
Net income (loss) from continuing operations	$(40,484)	$(62,760)	$(7,586)	$78,235	$(500,875)
Net income (loss) from discontinued operations	$—	$—	$(4,243)	$(33,094)	$(133,521)
Net income (loss) attributable to shareholders	$(40,484)	$(62,760)	$(11,829)	$64,767	$(634,396)

Income (loss) per common share:
Basic:
Continuing operations	$(0.13)	$(0.20)	$(0.03)	$0.33	$(2.34)
Discontinued operations	—	—	(0.02)	(0.14)	(0.66)
	$(0.13)	$(0.20)	$(0.05)	$0.19	$(3.01)
Diluted:
Continuing operations	$(0.13)	$(0.20)	$(0.03)	$0.21	$(2.34)
Discontinued operations	—	—	(0.02)	(0.14)	(0.66)
	$(0.13)	$(0.20)	$(0.05)	$0.07	$(3.01)

	As of November 30,
	2014	2013	2012	2011	2010
Total assets	$524,546	$578,686	$685,242	$518,208	$751,657
Long-term liabilities	$100,204	$108,684	$94,907	$265,059	$880,010
Shareholders’ equity	$405,116	$465,649	$476,811	$212,594	$(157,290)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended November 30, 2014, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.

In 2014, we successfully delivered on the key goals established at the beginning of the year. Highlights of our accomplishments include:

Advancement of the Donlin Gold project

In 2014, permitting activities continued at Donlin Gold and were mainly focused on preparation of the draft Environmental Impact Statement (EIS). The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which, for Donlin Gold, commenced in 2012 and is anticipated to take approximately four years to complete. This document is comprised of four main sections which:

•
Outline the purpose and the need for the proposed mine. The management of Donlin Gold LLC and its Native Corporation partners, Calista Corporation and The Kuskokwim Corporation (TKC), jointly contributed to the preparation of this section which highlights the need for the development of the proposed mine and the benefit it would bring to its stakeholders.

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

During the second quarter, the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold EIS, and cooperating agencies’ completed the alternatives identification, establishing a reasonable range of alternatives to be evaluated in the EIS. Outstanding environmental baseline data and analysis required to complete the draft EIS were compiled and provided to the Corps through the third quarter. During the fourth quarter, the Corps distributed the initial drafts of the Environmental Consequences sections of the draft EIS to the cooperating agencies and Donlin Gold, who provided input to the Corps prior to the end of December 2014. The Corps and AECOM, its EIS contractor, presently are considering the agencies’ and Donlin Golds’ comments and will incorporate the relevant changes into the draft EIS, which is on schedule to be issued for public comment in 2015. The Corps and AECOM also continued their public outreach efforts, holding meetings in local communities and participating in local radio programs during the second half of 2014.

In addition, Donlin Gold LLC continues to work simultaneously with other permitting agencies on other major permit applications, such as air quality, water discharge and usage, gas pipeline, wetlands, rights-of-way, and dam safety.

Beyond permitting, on September 4, 2014 the Company announced that it has invested in the National Fish and Wildlife Foundation’s (NFWF) Alaska Fish and Wildlife Fund conservation initiative designed to protect, conserve and restore fish and wildlife in Alaska. Some of the proposed projects and locally-led efforts are in the Yukon-Kuskokwim (Y-K) region where the Donlin Gold project is located. The program will integrate NFWF’s expertise with Donlin Gold’s wealth of baseline data and regional experience and ecological knowledge of Native Alaskans to enhance fish and wildlife in Alaska for many years to come.

On June 9, 2014, the Company announced that Donlin Gold LLC and TKC reached an updated long term Surface Use Agreement for the Donlin Gold project. This agreement has been extended to coincide with the term of the Exploration and Mining Lease with the Calista Corporation and continues so long as production continues at the project. This agreement:

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

Donlin Gold remains actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing on its workforce development strategy. Throughout 2014, we continued to promote safety, education and workforce development by supporting local and regional events, scholarships and programs. We led and participated in multiple community meetings throughout the region. Additionally, we participated in the annual spring Clean Up Green Up event, where a record of 52 villages participated this year in community-wide efforts to reduce litter and promote reuse and recycling.

Our share of funding for Donlin Gold was $13.9 million in 2014. For 2015, we expect to spend approximately $12.6 million to fund our share of Donlin Gold activities, primarily for continued permitting and community development.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek project

In the first quarter of 2014, we announced drill results of Galore Creek’s 2013 campaign which identified extensions to the copper-gold mineralization into, as well as adjacent to, the 2012 Legacy zone discovery. The focus in 2014 was to incorporate the drilling results from the 2012 and 2013 programs into a model to advance mine planning and project design. As a follow-up to the workshops conducted in the second quarter, activities in the third and fourth quarters focused on narrowing down possible scenarios for optimizing the integrated mining, waste disposal and water management plans in the Galore Valley.

We expect this effort to further improve the value and marketability of the Galore Creek project. Our strategy includes the  monetization of the Galore Creek project, in whole or in part, to strengthen our balance sheet and focus primarily on the permitting of Donlin Gold. GCMC remains active in the community, sponsoring local fundraising events, supporting Tahltan literacy camps, as well as providing assistance and funding for research on the Tahltan language dictionary.

Our share of funding for the Galore Creek partnership was $2.1 million in 2014, primarily for technical studies, community commitments, environmental monitoring, severance as well as site care and maintenance. For 2015, we expect to spend approximately $1.6 million to fund our share of Galore Creek’s activities to continue to advance technical studies in project mine planning and design, waste rock and water management, environmental monitoring, community commitments and site care and maintenance.

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

Subsequent to November 30, 2014, there has been a significant decline in the price of copper. A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment. Therefore, if the decline in price is sustained over a longer period, the Company may be required to test its investment in the Galore Creek partnership for impairment.

Maintained our strong financial position

•
Expenditures to fund our operations and our 50% share of each of the Donlin Gold and Galore Creek projects totaled $25.8 million, $4.2 million less than planned and $12.5 million lower than 2013 spending.

•
Cash and term deposits totaled $165.3 million at November 30, 2014,  sufficient to repay the remaining $15.8 million of the outstanding convertible notes due in May 2015 and to advance the Donlin Gold project through the remaining expected permitting process.

Outlook

Our goals for 2015 include:

•	Advance the Donlin Gold project toward a construction/production decision.

•	Advance Galore Creek mine planning and project design.

•	Evaluate opportunities to monetize the value of Galore Creek.

•	Maintain a healthy balance sheet.

•	Maintain an effective corporate social responsibility program.

We do not currently generate operating cash flows. At November 30, 2014, we had cash and cash equivalents of $70.3 million and term deposits of $95.0 million. At present, we believe that these balances are sufficient to repay the remaining convertible notes and cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting at the Donlin Gold project. Additional capital will be necessary if permits are received at the Donlin Gold project and a decision to commence construction is reached. Future financings to fund construction are anticipated through debt financing, equity financing, project specific debt, or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital. For further information, see section Item 1A, Risk Factors - Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold and Galore Creek projects, and to continue as a going concern, will depend in part on our ability to obtain suitable financing, above.

In 2015, we expect to spend approximately $44.8 million, including $15.8 million to repay the principal on the remaining convertible notes, $14.2 million to fund our share of expenditures at the Donlin Gold and Galore Creek projects; $1.5 million for joint Donlin Gold studies with Barrick and $13.3 million for general and administrative costs, interest, working capital and other corporate purposes.

Summary of Consolidated Financial Performance

	Years ended November 30,
($ thousands, except per share)	2014	2013	2012
Loss from operations	$(38,008)	$(55,776)	$(79,942)
Net loss	$(40,484)	$(62,760)	$(11,829)
Net loss per common share
Basic and diluted	$(0.13)	$(0.20)	$(0.05)

Results of Operations

2014 compared to 2013

Loss from operations decreased $17.8 million from $55.8 million in 2013 to $38.0 million in 2014. The decrease resulted from lower general and administrative expense and lower losses from equity investments in the Donlin Gold and Galore Creek projects. General and administrative expense decreased $4.9 million due to lower share-based compensation, office rent and professional fees. Our share of losses at the Donlin Gold project decreased by $0.6 million, as 2014 activities continued to focus primarily on permitting. At the Galore Creek project, our share of losses decreased by $11.4 million due to not conducting exploration and reduced camp activity in 2014 and mobile equipment being fully depreciated in 2013.

Net loss decreased from $62.8 million ($0.20 per share – basic and diluted) in 2013 to $40.5 million ($0.13 per share – basic and diluted) in 2014. The decrease resulted primarily from the $17.8 million reduction in the loss from operations in 2014 compared to 2013. Interest expense decreased by $5.8 million due to the $79.2 million repurchase of Notes in 2013. We recorded a write-down of marketable securities and other investments totaling $3.2 million in 2013 and had a lower tax expense of $0.3 million in 2014 compared to $3.9 million in 2013.

2013 compared to 2012

Loss from operations decreased 30% from $79.9 million in 2012 to $55.8 million in 2013. The decrease resulted from lower general and administrative expenses and a lower share of losses from equity investments in the Donlin Gold and Galore Creek projects. General and administrative expenses decreased 30% due to corporate reorganization costs that were incurred in 2012 for severance and recruiting. Our share of losses at the Donlin Gold project decreased by $2.3 million, as 2013 activities were focused primarily on permitting. At the Galore Creek project, our share of losses decreased by $10.0 million due to a smaller drilling program that focused on the 2012 Legacy zone discovery.

Net loss increased from $11.8 million ($0.05 per share – basic and diluted) in 2012 to $62.7 million ($0.20 per share – basic and diluted) in 2013. In 2012, the fair value of U.S. dollar denominated warrants and the Notes decreased and we recorded a gain on derivative liabilities of $76.2 million compared to a gain of $1.4 million in 2013, partially offset by the $24.1 million reduction in the loss from operations in 2013 compared to 2012. We also had a $3.9 million tax expense in 2013 compared to a $7.7 million income tax recovery and a $4.2 million net loss from discontinued operations in 2012.

Liquidity, Capital Resources and Capital Requirements

	Years ended November 30,
($ thousands)	2014	2013	2012
Cash used in continuing operations	$(9,808)	$(19,491)	$(28,570)
Cash used in investing activities of continuing operations	$(967)	$(128,846)	$(34,842)
Cash provided from (used in) financing activities of continuing operations	$—	$(24,812)	$323,585

	As of November 30,
($ thousands)	2014	2013
Cash and cash equivalents	$70,325	$81,262
Term deposits	$95,000	$110,000

Cash and cash equivalents decreased by $10.9 million and term deposits decreased by $15.0 million during 2014. The cash used in operating activities was primarily related to $9.8 million for administrative costs and interest, offset by reductions in working capital and $15.9 million to fund our share of the Donlin Gold and Galore Creek projects, partially offset by proceeds of $15.0 million from term deposits. The U.S. dollar denominated term deposits are held at two Canadian chartered banks. We have sufficient working capital available to repay the remaining $15.8 million of outstanding Notes due in May 2015 and to advance the Donlin Gold project through the expected remaining permitting process.

2014 compared to 2013

Cash used in continuing operations decreased from $19.5 million in 2013, to $9.8 million in 2014. The decrease resulted from a reduction in corporate overhead and administrative costs, a reduction in working capital and lower interest payments due to the $79.2 million repurchase of Notes in 2013.

Cash used in investing activities to fund our share of the Donlin Gold and Galore Creek projects decreased by $2.8 million in 2014 due to continued permitting activities at the Donlin Gold project and no exploration program in 2014 at the Galore Creek project. Term deposits decreased by $15.0 million in 2014 compared to an increase of $110.0 million in 2013.

There was no cash used in financing activities in 2014.

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

Cash used in investing activities of continuing operations in 2013 included an investment of $110.0 million in term deposits. Funding of investments in affiliates decreased by $14.1 million due to lower project activity during permitting at the Donlin Gold project and a reduced exploration program at the Galore Creek project.

Cash used in financing activities of continuing operations in 2013 included the repurchase of $79.2 million of our Notes, partially offset by the receipt of $54.4 million in net proceeds from the exercise of all outstanding warrants. In 2012, we received net proceeds of $318.0 million from the completion of an equity financing of 35 million common shares at $9.50 per share and $5.6 million from the exercise of warrants. Cash used in financing activities of discontinued operations in 2012 included $40.0 million to fund the spin-out of NovaCopper Inc.

Contractual Obligations

Our contractual obligations as of November 30, 2014 were as follows:

($ thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reclamation and remediation	$625	$625	$—	$—	$—
Office and equipment leases	1,175	427	713	—	—
Convertible notes - principal	15,829	—	15,829	—	—
Convertible notes - interest	435	435	—	—	—
Promissory note	76,153	—	—	—	76,153

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Outstanding share data

As of January 22, 2015, we had 317,794,647 common shares issued and outstanding. As of January 22, 2015, we had 18,530,933 stock options with a weighted-average exercise price of C$4.86, 3,181,750 performance share units and 198,530 deferred share units outstanding. Following the Company’s purchases of the Notes in 2013, $15.8 million of the principal amount of the Notes remain outstanding and due on May 1, 2015 and 1,639,370 common shares remain issuable upon conversion.

Related party transactions

The Company provided exploration and management services to Donlin Gold for $235,000 in 2014, $258,000 in 2013 and $236,000 in 2012; office rental and services to Galore Creek for $437,000 in 2014, $423,000 in 2013 and $796,000 in 2012; and management and office administration services to NovaCopper Inc. for $nil in 2014, $168,000 in 2013 and $83,000 in 2012.

As of November 30, 2014, the Company has accounts receivable from Donlin Gold of $nil (2013: $1,750,000) and from Galore Creek of $335,000 (2013: $394,000) included in other current assets and a receivable of $3,836,000 (2013:  $4,132,000) from Galore Creek included in other long-term assets.

Fourth quarter results

During the fourth quarter of 2014, we incurred a net loss of $7.1 million compared to a net loss of $19.2 million for the comparable period in 2013. The decrease in net loss in 2014 compared to 2013 was primarily due to lower equity loss from Galore Creek as well as lower general and administrative and interest expense in 2014 and deferred income tax expense in 2013.

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

Subsequent to November 30, 2014, there has been a significant decline in the price of copper. A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment. Therefore, if the decline in price is sustained over a longer period, the Company may be required to test its investment in the Galore Creek partnership for impairment.

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

Subsequent to November 30, 2014, there has been a significant decline in the price of copper. A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment. Therefore, if the decline in price is sustained over a longer period, the Company may be required to test its Copper Canyon mineral property for impairment.

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

Share-based compensation

We operate a stock option plan and a performance share unit (PSU) plan, under which the entity receives services from employees as consideration for equity instruments (options or shares) of the Company. The fair value for the options and share units are recognized in earnings over the related service period. The total amount to be expensed related to options is determined by reference to the fair value of the options granted including any market performance conditions and the impact of any non-vesting conditions; and excluding the impact of any service and non-market performance vesting conditions.

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

We have not hedged our exposure to currency fluctuations. At November 30, 2014, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at November 30, 2014, and assuming that all other variables remain constant, a $0.01 appreciation or depreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.0 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through two Canadian chartered banks with high investment-grade ratings and have maturities of less than one year.

Interest rate risk

The Notes are not subject to interest rate risk because they are at fixed rates. The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at November 30, 2014, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.8 million in the interest accrued by us per annum.

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

 Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2014.

 The effectiveness of our assessment of internal control over financial reporting as of November 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Gregory A. Lang	/s/ David A. Ottewell

Gregory A. Lang	David A. Ottewell

President and Chief Executive Officer	Vice President and Chief Financial Officer

January 28, 2015

Report of Independent Registered Public Accounting Firm

To the Shareholders of NOVAGOLD RESOURCES INC.

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. (NOVAGOLD or the Company) as of November 30, 2014 and November 30, 2013 and the related consolidated statements of loss, comprehensive loss, cash flows and equity for each of the years in the three-year period ended November 30, 2014. We also have audited NOVAGOLD’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our integrated audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOVAGOLD as of November 30, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, NOVAGOLD maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

(signed) PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC
Canada

January 28, 2015

CONSOLIDATED BALANCE SHEETS
(in thousands)
	At November 30,
	2014	2013
ASSETS
Cash and cash equivalents	$ 70,325	$ 81,262
Investments (note 4)	95,000	110,000
Other assets	3,735	5,549
Current assets	169,060	196,811
Investments (note 4)	901	1,280
Investment in affiliates (note 5)	284,865	307,455
Mineral property (note 6)	50,897	54,813
Deferred income taxes (note 10)	11,445	9,728
Other assets	7,378	8,599
Total assets	$ 524,546	$ 578,686

LIABILITIES
Accounts payable and accrued liabilities	$ 3,489	$ 3,492
Debt (note 7)	15,112	—
Other liabilities	625	861
Current liabilities	19,226	4,353
Debt (note 7)	76,153	85,298
Derivative liabilities (note 8)	—	83
Deferred income taxes (note 10)	24,051	23,303
Total liabilities	119,430	113,037

Commitments and contingencies (note 20)

EQUITY
Common shares
Authorized - 1,000,000 shares, no par value
Issued and outstanding – 317,288 and 316,661 shares
issued less nil and 9 treasury shares, respectively	1,936,336	1,933,953
Contributed surplus	74,038	66,811
Accumulated deficit	(1,640,103)	(1,599,619)
Accumulated other comprehensive income	34,845	64,504
Total equity	405,116	465,649
Total liabilities and equity	$ 524,546	$ 578,686

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang	/s/ Anthony P. Walsh

CONSOLIDATED STATEMENTS OF LOSS
(in thousands, except per share amounts)

	Years ended November 30,
	2014	2013	2012

Operating expenses:
Equity loss of affiliates (note 5)	$ 15,926	$ 27,972	$ 40,330
General and administrative (note 11)	22,046	26,991	39,145
Exploration and evaluation	—	—	363
Depreciation	36	37	104
Write-down of assets (note 12)	—	776	—
	38,008	55,776	79,942

Loss from operations	(38,008)	(55,776)	(79,942)

Other income (expense):
Interest income	854	942	572
Interest expense	(6,838)	(12,607)	(15,305)
Foreign exchange gain	3,688	10,448	2,987
Gain on derivative liabilities (note 8)	83	1,356	76,246
Write-down of investments (note 4)	—	(3,227)	—
Other	—	—	108
	(2,213)	(3,088)	64,608

Loss before income taxes	(40,221)	(58,864)	(15,334)
Income tax (expense) recovery (note 10)	(263)	(3,896)	7,748
Net loss from continuing operations	(40,484)	(62,760)	(7,586)
Net loss from discontinued operations (note 14)	—	—	(4,243)
Net loss	$ (40,484)	$ (62,760)	$ (11,829)

Loss per common share
Basic and diluted:
Continuing operations	$ (0.13)	$ (0.20)	$ (0.03)
Discontinued operations	—	—	(0.02)
	$ (0.13)	$ (0.20)	$ (0.05)

Weighted average shares outstanding
Basic and diluted	317,203	313,372	272,243

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years ended November 30,
	2014	2013	2012

Net loss	$ (40,484)	$ (62,760)	$ (11,829)

Unrealized gains (losses) on marketable securities
Unrealized holding gains (losses) during period (note 18)	(288)	(855)	(1,474)
Reclassification adjustment for losses included in net income	—	2,738	—
Net unrealized gain (loss), net of $(14), $(32) and $(59) tax expense (recovery)	(288)	1,883	(1,474)
Foreign currency translation adjustments	(29,371)	(34,687)	7,235
Other comprehensive income (loss)	(29,659)	(32,804)	5,761

Comprehensive loss	$ (70,143)	$ (95,564)	$ (6,068)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended November 30,
	2014	2013	2012
Operating activities:
Net loss	$ (40,484)	$ (62,760)	$ (11,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	37	104
Deferred income taxes	74	3,606	(7,748)
Foreign exchange gain	(3,688)	(10,448)	(2,987)
Loss from discontinued operations	—	—	4,243
Share-based compensation	10,197	12,304	19,862
Equity losses of affiliates	15,926	27,972	40,330
Gain on derivative liabilities	(83)	(1,356)	(76,246)
Write-down of assets	—	776	—
Write-down of investments	—	3,227	—
Other	5,677	9,358	9,062
Withholding tax on share-based compensation	(636)	(619)	(2,960)
Net change in operating assets and liabilities (note 13)	3,173	(1,588)	(401)
Net cash used in continuing operations	(9,808)	(19,491)	(28,570)
Net cash used in discontinued operations (note 14)	—	—	(25,488)

Investing activities:
Additions to property and equipment	(21)	(78)	(100)
Proceeds from term deposits	215,000	—	—
Purchases of term deposits	(200,000)	(110,000)	—
Funding of affiliates	(15,946)	(18,793)	(34,742)
Proceeds from sale of assets	—	25	—
Net cash used in investing activities of continuing operations	(967)	(128,846)	(34,842)
Net cash provided from investing activities of discontinued operations (note 14)	—	—	483

Financing activities:
Proceeds from share issuance, net	—	54,359	323,585
Repayment of debt	—	(79,171)	—
Net cash provided from (used in) financing activities of continuing operations	—	(24,812)	323,585
Net cash used in financing activities of discontinued operations (note 14)	—	—	(40,000)

Effect of exchange rate changes on cash	(162)	(256)	132
Increase (decrease) in cash and cash equivalents	(10,937)	(173,405)	195,300
Cash and cash equivalents at beginning of period	81,262	254,667	59,367
Cash and cash equivalents at end of period	$ 70,325	$ 81,262	$ 254,667

See note 21 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common shares			Contributed		Accumulated		Accumulated other comprehensive		Total
	Shares	Amount		surplus		deficit		income (loss)		equity

November 30, 2011	239,985	$	$ 1,158,771	$	$ 487,306	$	$ (1,525,030)	$	$ 91,547	$	$ 212,594
Net loss	—		—		—		(11,829)		—		(11,829)
Other comprehensive income	—		—		—		—		5,761		5,761
Common share issuance	35,000		317,841		—		—		—		317,841
Warrants exercised	3,891		54,282		(48,539)		—		—		5,743
Share-based compensation and related share issuances	1,051		4,095		16,186		—		—		20,281
Return of capital - NovaCopper	—		(72,887)		(693)		—		—		(73,580)
November 30, 2012	279,927	$	$ 1,462,102	$	$ 454,260	$	$ (1,536,859)	$	$ 97,308	$	$ 476,811
Net loss	—		—		—		(62,760)		—		(62,760)
Other comprehensive loss	—		—		—		—		(32,804)		(32,804)
Warrants exercised	36,529		469,150		(397,052)		—		—		72,098
Share-based compensation and related share issuances	205		2,701		9,603		—		—		12,304
November 30, 2013	316,661	$	$ 1,933,953	$	$ 66,811	$	$ (1,599,619)	$	$ 64,504	$	$ 465,649
Net loss	—		—		—		(40,484)		—		(40,484)
Other comprehensive loss	—		—		—		—		(29,659)		(29,659)
Share-based compensation and related share issuances	627		2,383		7,227		—		—		9,610
November 30, 2014	317,288	$	$ 1,936,336	$	$ 74,038	$	$ (1,640,103)	$	$ 34,845	$	$ 405,116

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company’s primary focus is on the Donlin Gold project, which advanced to the permitting phase in 2012. The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company that is owned equally by wholly owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”).

The Company is currently exploring opportunities to sell, in whole or in part its interest in the Galore Creek Partnership. The Galore Creek project is owned by the Galore Creek Partnership a partnership in which NOVAGOLD Canada Inc, a wholly owned subsidiary of NOVAGOLD, and Teck Resources Limited (“Teck”) each own a 50% interest. Galore Creek Mining Corporation (GCMC) is owned by the Partnership and manages Galore Creek operations.

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

Principles of consolidation

The Company’s Consolidated Financial Statements include NOVAGOLD RESOURCES INC. and its wholly owned subsidiaries. The Company’s wholly-owned subsidiaries include NOVAGOLD Canada Inc., Copper Canyon Resources Inc., NOVAGOLD U.S. Holdings Inc., NOVAGOLD Resources Alaska Inc., NOVAGOLD USA Inc., and AGC Resources Inc. All inter-company transactions and balances are eliminated on consolidation.

The functional currency for the Company’s Canadian operations is the Canadian dollar and the functional currency for the Company’s U.S. operations is the U.S. dollar. Therefore, gains and losses on U.S. dollar denominated transactions and balances of Canadian operations are recorded on the Consolidated Statements of Loss.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes. Restricted cash is excluded from cash and cash equivalents and is included in other long-term assets.

Term deposits

The Company’s term deposits are recorded at cost. The term deposits are owed to the Company by Canadian chartered banks and are not traded in an active market.

Investment in affiliates

Investments in unconsolidated ventures that over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investments in the Donlin Gold project and the Galore Creek project. The Company identified Donlin Gold LLC and the Galore Creek Partnership as Variable Interest Entities (VIEs) as these entities are dependent on funding from their owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of each VIE. Therefore, the Company has determined that it is not the primary beneficiary of either VIE. The Company’s maximum exposure to loss is its investment in Donlin Gold LLC and Galore Creek Partnership.

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

Donlin Gold LLC and the Galore Creek Partnership are non-publicly traded equity investees in exploration and development projects. Therefore, the Company assesses whether there has been a potential impairment triggering event for other-than-temporary impairment by testing the underlying assets of the equity investee for recoverability and assessing whether there has been a change in the development plan or strategy for the project. If the Company determines that the underlying assets are recoverable and no other potential impairment conditions are identified, then the investment in the equity investee is carried at cost. If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the investee and its fair value. Fair value is determined based on the present value of future cash flows expected to be generated by the project. If reliable cash flow information is not available, fair value is determined using a market comparable approach.

Mineral properties

Mineral property expenditures are expensed as incurred except for expenditures associated with the acquisition of mineral property assets through a business combination or asset acquisition.

Income taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Share-based payments

The Company operates a stock option plan and a performance share unit (PSU) plan, under which the Company receives services from employees as consideration for equity instruments (options or shares) of the Company. The fair value for the options and share units are recognized in earnings over the related service period. The total amount to be expensed related to options is determined by reference to the fair value of the options granted including any market performance conditions and the impact of any non-vesting conditions; and excluding the impact of any service and non-market performance vesting conditions.

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

Recently adopted accounting pronouncements

Development Stage Entities

In June 2014, Accounting Standards Codification (ASC) guidance was issued eliminating the concept of a development stage entity from US GAAP and clarified that the disclosures under risks and uncertainties guidance are also applicable to these entities. Entities that are in their development stage are no longer required to present and disclose incremental information, such as inception-to-date information. The Company elected early adoption of the new standard applied retrospectively. Adoption of the new guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows. The cumulative since inception financial information that was included previously under this standard are no longer being disclosed.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources; and (ii) the income statement line items affected by the reclassification. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued guidance related to the financial statement presentation of an unrecognized tax benefit, a similar tax loss, or a tax credit carryforward. The new standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless certain circumstances exist. Adoption of the new guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently issued accounting pronouncements

Presentation of Financial Statements – Going Concern

In August 2014, FASB ASC guidance was issued that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard is effective for the Company’s fiscal year beginning December 1, 2017. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

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

Discontinued Operations

In April 2014, ASC guidance was issued related to Discontinued Operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify dispositions as discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company’s fiscal year beginning December 1, 2015. Early application is permitted. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

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

NOTE 4 – INVESTMENTS

At November 30, 2014
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$ 95,000	$ —	$ —	$ 95,000

Long-term:
Marketable equity securities	$ 990	$ 139	$ (228)	$ 901

At November 30, 2013
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$ 110,000	$ —	$ —	$ 110,000

Long-term:
Marketable equity securities	$ 1,067	$ 213	$ —	$ 1,280

Term deposits are held at two Canadian chartered banks with original maturities of less than 12 months. Marketable equity securities include available-for-sale investments in mineral exploration companies. During 2013, the Company recognized impairments for other-than-temporary declines in value of $2,738 for marketable equity securities and to write-off $489 of other investments, at cost. At November 30, 2014 all unrealized losses were in a continuous loss position for less than 12 months.

NOTE 5 – INVESTMENT IN AFFILIATES

	At November 30,
	2014	2013
Donlin Gold LLC, Alaska, USA	$ 1,618	$ 1,720
Galore Creek Partnership, British Columbia, Canada	283,247	305,735
	$ 284,865	$ 307,455

Donlin Gold LLC

On December 1, 2007, together with a subsidiary of Barrick, the Company formed a limited liability company (“Donlin Gold LLC”) to advance the Donlin Gold project in Alaska. Donlin Gold LLC has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of Barrick and the Company. The Company has a 50% interest in Donlin Gold LLC.

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Years ended November 30,
	2014	2013	2012
Balance – beginning of period	$ 1,720	$ 4,185	$ 2,675
Funding	13,883	12,155	18,439
Share of losses	(13,985)	(14,620)	(16,929)
Balance – end of period	$ 1,618	$ 1,720	$ 4,185

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.

	At November 30,
	2014	2013
Current assets: Cash, prepaid expenses and other receivables	$ 2,294	$ 3,390
Non-current assets: Property and equipment	403	541
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,079)	(2,211)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$ 33,618	$ 33,720

Galore Creek Partnership

The Galore Creek project is owned by the Galore Creek Partnership (“Partnership”), a partnership in which a wholly owned subsidiary of NOVAGOLD and Teck Resources Limited (“Teck”) each own a 50% interest. The Partnership was formed in May 2007. Teck earned its 50% interest in the Partnership upon completion of its funding commitment of C$373,300 in June 2011. Commencing June 2011, the partners funded the project costs on a 50/50 basis. The Partnership prepares its financial statements under International Financial Reporting Standards, as issued by the IASB and are presented in Canadian dollars. In accounting for its investment in the Partnership, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.

Changes in the Company’s investment in the Partnership are summarized as follows:

	Years ended November 30,
	2014	2013	2012
Balance – beginning of period	$ 305,735	$ 335,086	$ 333,380
Funding	2,063	6,638	16,303
Share of losses	(1,941)	(13,352)	(23,401)
Exploration tax credit	(693)	(1,352)	—
Foreign currency translation	(21,917)	(21,285)	8,804
Balance – end of period	$ 283,247	$ 305,735	$ 335,086

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

	At November 30,
	2014	2013
Current assets: Cash, prepaid expenses and other receivables	$ 386	$ 377
Non-current assets: Property and equipment	254,991	263,797
Current liabilities: Accounts payable and accrued liabilities	(360)	(483)
Non-current liabilities: Payables and decommissioning liabilities	(8,268)	(8,533)
Net assets	$ 246,749	$ 255,158

Equity loss of affiliates:

	Years ended November 30,
	2014	2013	2012
Donlin Gold LLC:
Mineral property expenditures	$ 13,811	$ 14,412	$ 16,753
Depreciation	174	208	176
	13,985	14,620	16,929
Galore Creek Partnership:
Mineral property expenditures	442	4,580	11,984
Care and maintenance expense	1,499	2,444	4,952
Depreciation	—	6,328	6,465
	1,941	13,352	23,401
	$ 15,926	$ 27,972	$ 40,330

NOTE 6 – MINERAL PROPERTY

In 2011, the Company acquired 40% of the Copper Canyon property in British Columbia, Canada adjacent to the Galore Creek project. The remaining 60% of the Copper Canyon property is owned by the Partnership.

NOTE 7 – DEBT

	At November 30,
	2014	2013
Convertible notes	$ 15,112	$ 13,570
Promissory note	76,153	71,728
	91,265	85,298
Less: current portion	(15,112)	—
	$ 76,153	$ 85,298

Scheduled minimum debt repayments are $15,829 in 2015, $nil in 2016 through 2019, and $76,153 thereafter. The carrying value of the debt approximates fair value.

Convertible notes

On March 26, 2008, the Company issued $95,000 in 5.5% unsecured senior convertible notes (“Notes”) maturing on May 1, 2015, and incurred a 3.0% underwriter’s fee and other expenses aggregating $2,800, for net proceeds of $92,200. Interest is payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 1, 2008. The conversion rate and accordingly the number of shares issuable were adjusted as a result of the NovaCopper Inc. (“NovaCopper”) spin-out which reduced the conversion rate from $10.61 to $9.656 per common share. On conversion, at the Company’s election, holders of the Notes will receive cash, if applicable, or a combination of cash and shares.

On May 2, 2013, the Company purchased $72,821 of the principal amount of its Notes, pursuant to the terms and indenture governing the Notes which provided Holders the opportunity to require the Company to purchase for cash all or a portion of their Notes (the “Put Option”) on May 1, 2013. On September 16, 2013, the Company accepted Holders’ offers to purchase another $6,350 of the principal amount of the Notes. Following the Company’s purchases of the Notes, $15,829 of the principal amount of the Notes remain outstanding and due on May 1, 2015 and 1,639,370 common shares remain issuable upon conversion. Additional common shares may become issuable following the occurrence of certain corporate acts or events. The terms and other provisions of the indenture governing the Notes remain unchanged.

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

The Notes included two embedded derivatives which were recorded on the balance sheets at fair value. Prior to May 1, 2013, the embedded derivative was measured with regard to both the Put Option and the conversion feature. Subsequent to this date, the measurement of the embedded derivative is based solely on the conversion feature.

Changes in the carrying values of the Notes are summarized as follows:

	Years ended November 30,
	2014	2013	2012
Balance – beginning of period	$ 13,570	$ 73,606	$ 66,966
Repurchases of Notes	—	(65,137)	—
Accretion expense	1,542	5,101	6,640
Balance – end of period	$ 15,112	$ 13,570	$ 73,606

The following table provides the net amounts recognized in the Consolidated Balance Sheets related to the Notes:

	At November 30,
	2014	2013
Principal amount	$ 15,829	$ 15,829
Unamortized debt discount	(717)	(2,259)
	15,112	13,570
Embedded derivative	—	83
Net carrying amount	$ 15,112	$ 13,653

Promissory note

As part of the agreement that led to the formation of Donlin Gold LLC, the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007 out of the Company’s share of future mine production cash flow. The Company has a promissory note payable to Barrick for $51,600, plus interest at a rate of U.S. prime plus 2%, amounting to $24,553 in accrued interest since the inception of the promissory note.

NOTE 8 – DERIVATIVE LIABILITIES

Convertible notes – Embedded derivative

The conversion price of the Notes is denominated in U.S. dollars, a currency different from the functional currency of the parent Company. Therefore, an embedded derivative liability is recorded at fair value and re-measured each period with the movement being recorded as a gain or loss in Net income (loss). Pursuant to the terms and indenture governing the Notes, holders had the opportunity to require the Company to purchase for cash all or a portion of their Notes (the “Put Option”) on May 1, 2013. The fair value of the embedded derivative prior to the expiry of the Put Option was composed of the conversion feature of the Note and the Put Option. The conversion feature on the remaining Notes is valued using the Black-Scholes pricing model and is considered a Level 3 financial instrument in the fair value hierarchy as the valuation model has significant unobservable inputs. The fair value of the embedded derivative at November 30, 2014 was nominal.

	Years ended November 30,
	2014	2013	2012
Balance – beginning of period	$ 83	$ 17,934	$ 57,493
Repurchases of Notes	—	(14,034)	—
Gain on embedded derivative liability	(83)	(3,817)	(39,559)
Balance – end of period	$ —	$ 83	$ 17,934

Warrants – Derivative

Warrants were issued with an exercise price denominated in U.S. dollars, a currency different from the functional currency of the parent Company. Therefore, the warrants were classified as a derivative liability based on the evaluation of the warrants’ settlement provisions, and carried at their fair value. Any changes in the fair value from period to period have been recorded as a gain or loss in net income (loss).

In the first quarter of 2013, the remaining warrants were exercised and the Company realized a loss on derivative liability of $2,461 for the year ended November 30, 2013.

	Years ended November 30,
	2014	2013	2012
Balance – beginning of period	$ —	$ 15,276	$ 51,963
Loss (gain) on derivative liability	—	2,461	(36,687)
Conversion of warrants to equity	—	(17,737)	—
Balance – end of period	$ —	$ —	$ 15,276

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

Fair value at November 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$ 901	$ 901	$ —	$ —
Liabilities:
Embedded derivative liabilities	—	—	—	—

Fair value at November 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$ 1,280	$ 1,280	—	$ —
Liabilities:
Embedded derivative liabilities	83	—	—	83

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The embedded derivative is valued using a Black-Scholes pricing model and is considered a Level 3 financial instrument in the fair value hierarchy because the value models have significant unobservable inputs.

NOTE 10 – INCOME TAXES

The Company’s Income tax expense (recovery) consisted of:

	Years ended November 30,
	2014	2013	2012
Current:
Canada	$ —	$ —	$ —
Foreign	189	290	—
	189	290	—
Deferred:
Canada	74	3,606	(7,748)
Foreign	—	—	—
	74	3,606	(7,748)
Income tax expense (recovery)	$ 263	$ 3,896	$ (7,748)

The Company’s Loss before income tax consisted of:

	Years ended November 30,
	2014	2013	2012
Canada	$ (20,372)	$ (42,077)	$ 6,528
Foreign	(19,849)	(16,787)	(21,862)
	$ (40,221)	$ (58,864)	$ (15,334)

Effective January 1, 2012 the Canadian federal corporate tax rate decreased from 16.5% to 15%. Effective April 1, 2013 the British Columbia provincial corporate tax rate increased from 10% to 11%.

The Company’s Income tax expense (recovery) differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

	Years ended November 30,
	2014	2013	2012
Loss before income taxes	$ (40,221)	$ (58,864)	$ (15,334)
Combined federal and provincial statutory tax rate	26.00%	25.67%	25.13%
Income tax recovery based on statutory income tax rates	(10,457)	(15,110)	(3,853)
Increase (decrease) attributable to:
(Non-deductible) taxable expenditures	3,339	2,913	(3,717)
Non-taxable unrealized gain (loss) on derivative financial instruments	—	615	(9,253)
Effect of different statutory tax rates on earnings of subsidiaries	(3,027)	(2,773)	(3,471)
Effect of statutory rate change	—	(1,916)	54
Effect of tax losses expired	1.424	—	—
Change in valuation allowance	9,357	20,248	13,271
Other	(373)	(81)	(779)
Income tax expense (recovery)	$ 263	$ 3,896	$ (7,748)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At November 30,
	2014	2013
Deferred tax income assets:
Asset retirement obligation	$ 257	$ 354
Net operating loss carry forwards	214,594	215,346
Capital loss carry forwards	37,002	40,180
Mineral properties	19,524	20,278
Property and equipment	354	381
Investment in affiliates	42,343	40,200
Share issuance costs	1,327	2,168
Unpaid interest expense	4,458	5,947
Investment tax credit	3,429	3,553
Other	2,550	2,322
	325,838	330,729
Valuation allowances	(281,071)	(276,630)
	44,767	54,099
Deferred income tax liabilities:
Convertible debt	—	(197)
Investment in affiliates	(42,176)	(51,601)
Mineral properties	(13,208)	(14,224)
Capitalized assets & other	(1,102)	(719)
Unrealized gain on investments	(5)	(19)
Investment tax credit	(882)	(914)
	(57,373)	(67,674)
Net deferred income tax liabilities	$ (12,606)	$ (13,575)
Net deferred income tax asset, as presented in the balance sheet	$ 11,445	$ 9,728
Net deferred income tax liability, as presented in the balance sheet	$ (24,051)	$ (23,303)

Net operating losses available to offset future taxable income are as follows:

Year of Expiry	U.S.	Canada

2015	$ —	$ 16,435
2024	1,032	—
2025	1,246	—
2026	13,382	28,594
2027	18,493	4,593
2028	85	606
2029	11,223	14,284
2030	10,916	20,551
2031	16,580	19,281
2032	306,333	33,780
2033	14,671	24,638
2034	16,203	17,359
	$ 410,164	$ 180,121

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. Ownership changes occurred on January 22, 2009 and on December 31, 2012 and the U.S. tax losses related to NOVAGOLD Resources Alaska Inc. and its investment in Donlin Creek LLC for the prior three year periods prior to the change in control may be subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited or may expire un-utilized. Losses incurred to date may be further limited if a subsequent change in control occurs.

Uncertain Tax Position

There were no unrecognized tax benefits at November 30, 2014, 2013 and 2012. The Company recognizes any interest and penalties related to uncertain tax positions, if any, as interest expense. At November 30, 2014, 2013 and 2012, there were no interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. The Company is currently under audit by the Canada Revenue Agency regarding transactions undertaken by one of the Company’s Canadian entities. The Company is currently not under audit by any other taxing jurisdiction. With few exceptions, the tax years that remain subject to examination as of November 30, 2014 are 2008 to 2014 in Canada and 1998 to 2014 in the United States.

The Company has recognized $11,445 (2013: $9,728, 2012: $15,679) of deferred tax assets that are dependent on the reversal of existing taxable temporary differences. In addition, the Company has suffered a loss in the current and prior period in the tax jurisdictions to which the deferred tax assets relate. The Company has undertaken a tax planning strategy in the current and prior period to merge their Canadian entities when required to access the deferred tax assets to offset future increases in taxable income of their Canadian entities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated included the cumulative loss incurred as at November 30, 2014 and the decline in metal prices. Such objective evidence limits the ability to consider other subjective evidence such as managements’ projections for future growth. On the basis of this evaluation, as of November 30, 2014, a valuation allowance of $281,071 (2013: $276,630, 2012: $260,492) inclusive of valuation allowance for investment tax credits has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as management’s projections for growth.

NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSES

	Years ended November 30,
	2014	2013	2012
Salaries	$ 6,022	$ 6,067	$ 9,658
Share-based compensation (note 15)	10,197	12,304	19,862
Office expense	2,626	4,462	4,891
Professional fees	1,806	2,889	3,871
Corporate development	1,395	1,269	863
	$ 22,046	$ 26,991	$ 39,145

NOTE 12 – WRITE-DOWN OF ASSETS

In 2013, the Company recorded write-downs at its San Roque Project in Argentina including $514 related to mineral property and $262 for other assets.

NOTE 13 – CHANGE IN OPERATING ASSETS AND LIABILITIES

	Years ended November 30,
	2014	2013	2012
Decrease (increase) in receivables and other assets	$ 3,319	$ (89)	$ (12,339)
Increase (decrease) in accounts payable and accrued liabilities	56	(1,231)	11,938
Decrease in reclamation and remediation liabilities	(202)	(268)	—
	$ 3,173	$ (1,588)	$ (401)

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

The following tables illustrate the results related to discontinued operations for the year ended November 30, 2012.

Revenues	$ 1,914
Operating expenses:
Cost of sales	194
Depreciation	228
Exploration and evaluation	1,425
General and administrative	3,647
Care and maintenance	5,498
Reclamation and remediation	1,456
12,448
Loss from operations	(10,534)
Gain on sale of assets	5,351
Other income	940
Loss from discontinued operations	$ (4,243)
Net cash used in discontinued operations:
Loss from discontinued operations	$ (4,243)
Items not affecting cash:
Depreciation	228
Reclamation and remediation	1,456
Gain on sale of assets	(5,351)
Net change in operating assets and liabilities	(10,742)
Increase in reclamation bond	(6,836)
$ (25,488)

Net cash provided from (used in) investing activities of discontinued operations:
Proceeds from sale of assets	$ 1,045
Additions to property, plant and equipment	(561)
$ 484

Net cash used in financing activities of discontinued operations:
Funding of NovaCopper spin-out	$ (40,000)

NOTE 15 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives and eligible employees, a Performance Share Unit (PSU) plan for executives and eligible employees and a Deferred Stock Unit (DSU) plan for directors of the Company. Options granted to purchase common shares have exercise prices not less than fair market value of the underlying share at the date of grant. At November 30, 2014, 17.7 million common shares were available for future share incentive plan awards.

The Company recognized share-based compensation as follows:

	Years ended November 30,
	2014	2013	2012
Stock options	$ 6,062	$ 8,135	$ 14,240
Performance share unit plan	3,944	3,935	2,660
Deferred share unit plan	191	234	193
Incentive shares	—	—	2,769
	$ 10,197	$ 12,304	$ 19,862

At November 30, 2014, the non-vested stock option and PSU expense not recognized was $3,877 (2013: $2,854) to be recognized over the next two years.

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

	Years ended November 30,
	2014	2013	2012
Weighted average share price	C$2.90	C$4.40	C$8.68
Average risk-free interest rate	1.18%	1.07%	0.99% - 1.53%
Exercise price	C$2.90	C$4.40	C$8.68
Expected life (years)	3	3	2.5 – 3.5
Expected volatility	60%	56%	55% - 66%
Expected dividends	Nil	Nil	Nil

The following table summarizes annual activity for all stock options for each of the three years ended November 30:

	2014		2013		2012
	Number of shares (thousands)	Weighted average exercise price	Number of shares (thousands)	Weighted average exercise price	Number of shares (thousands)	Weighted average exercise price
Outstanding at beginning of year	15,223	C$6.54	13,903	C$7.08	10,849	C$7.06
Granted	6,109	C$2.90	3,218	C$4.40	4,613	C$8.68
Exercised	(1,285)	C$2.24	(121)	C$2.23	(1,027)	C$3.13
Forfeited and expired	(4,828)	C$6.45	(1,777)	C$7.22	(532)	C$10.86
Outstanding at end of year	15,219	C$5.47	15,223	C$6.54	13,903	C$7.08

The weighted-average fair value per share of options granted during the year was C$1.18 in 2014, C$4.40 in 2013 and C$8.68 in 2012.

At November 30, 2014, there were 3,575,000 (2013: 2,507,000) non-vested options outstanding with a weighted average exercise price of C$3.15 (2013: C$5.92). During the year ended November 30, 2014, 4,636,000 (2013: 3,385,000) options vested.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2014:

	Stock options - issued and outstanding			Stock options - exercisable
Range of price	Number of outstanding options (thousands)	Weighted average years to expiry	Weighted average exercise price	Number of exercisable options (thousands)	Weighted average exercise price
C$2.23 to C$3.99	6,072	4.10	C$2.90	3,084	C$2.90
C$4.00 to C$5.99	4,935	2.58	C$4.75	4,348	C$4.79
C$6.00 to C$7.99	900	2.24	C$6.34	900	C$6.34
C$8.00 to C$9.99	410	0.13	C$8.07	410	C$8.07
C$10.00 to C$11.99	1,735	1.96	C$10.24	1,735	C$10.24
C$12.00 to C$13.99	1,067	1.10	C$13.09	1,067	C$13.09
C$14.00 to C$15.04	100	2.50	C$14.82	100	C$14.82
	15,219	2.93	C$5.47	11,644	C$6.18

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

The following table summarizes annual information about the number of PSUs outstanding:

	Years ended November 30,
	2014	2013	2012
Outstanding at beginning of year	1,268,450	805,300	347,350
Granted	1,819,700	706,150	584,800
Vested	(546,380)	(167,735)	(154,746)
Performance adjustment	(96,420)	(72,765)	38,396
Forfeited	(23,200)	(2,500)	(10,500)
Outstanding at end of year	2,422,150	1,268,450	805,300

The PSUs outstanding at November 30, 2014 are scheduled to vest over the next two years.

For the year ended November 30, 2014, the Company recognized a share-based compensation charge against income of $3,949 (2013: $3,935; 2012: $2,660) for PSUs. Under the PSU plan, the Company issued 329,645 common shares in 2014 (2013: 96,467; 2012: 86,949). The difference between the PSUs vested and the common shares issued were settled in cash to cover employee withholding taxes. The Company also issued 81,310 common shares to the Company’s former COO in December 2012 plan for severance.

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the Directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the Directors to receive one common share when they retire from the Company.

For the year ended November 30, 2014, the Company recognized a share-based payment charge against income of $191 (2013: $234; 2012: $193) for the DSUs granted to Directors during the year. Under the DSU plan, the Company issued 0 common shares in 2014, 7,750 common shares in 2013 and 4,261 common shares in 2012. The common shares were issued at the date of the DSU vesting and the valuation was deemed to be the opening TSX common share price of the vesting date.

Incentive shares

The Company recognized share-based payment charge against income of $2,769 in 2012 for incentive shares issued to new employees. In 2012, the Company issued 224,740 common shares and paid $1,152 for employee withholding taxes. The common shares were issued at the date of the new executive officers’ employment agreements and the valuation was deemed to be the opening TSX common share price on the date of issuance.

NOTE 16 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 317,288,000 were issued and outstanding as of November 30, 2014 and 316,661,000 were issued and outstanding as of November 30, 2013.

Preferred shares

Pursuant to the Company’s Notice of Articles filed pursuant to the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the Directors. The Directors have the authority to determine the preferences, limitations and relative rights of each series of preferred shares. At November 30, 2014 and 2013, no preferred shares were issued or outstanding.

NOTE 17 – WARRANTS

	Years ended November 30,
	2014		2013		2012
	Number of warrants (thousands)	Weighted average exercise price	Number of warrants (thousands)	Weighted average exercise price	Number of warrants (thousands)	Weighted average exercise price
Balance – beginning of year	—	n/a	36,529	$1.48	40,420	$1.49
Exercised	—	n/a	(36,529)	$1.48	(3,891)	$1.48
Balance – end of year	—		—	—	36,529	$1.48

Share purchase warrants were exercised for total proceeds of $54,359 in 2013 and $5,743 in 2012. At November 30, 2014 and 2013 there were no share purchase warrants outstanding.

NOTE 18 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

	Unrealized gain (loss) on marketable securities, net	Foreign currency translation adjustments	Total
November 30, 2013	$184	$64,320	$64,504
Change in other comprehensive income (loss) before reclassifications	(288)	(29,371)	(29,659)
Reclassifications from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	(288)	(29,371)	(29,659)
November 30, 2014	$(104)	$34,949	$34,845

Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)
	2014	2013	2012
Marketable securities adjustments
Impairment of marketable securities (1)	$—	$2,738	$—
Tax benefit (expense)	—	—	—
Net of tax	$—	$2,738	$—

(1) This accumulated other comprehensive income (loss) component is included in Write-down of investments in the Consolidated Statements of Loss.

NOTE 19 – RELATED PARTY TRANSACTIONS

The Company provided exploration and management services to Donlin Gold LLC for $235 in 2014, $258 in 2013 and $236 in 2012; office rental and services to Galore Creek Partnership for $437 in 2014, $423 in 2013 and $796 in 2012; and management and office administration services to NovaCopper for $nil in 2014, $168 in 2013 and $83 in 2012.

As of November 30, 2014, the Company has accounts receivable from Donlin Gold LLC of $nil (2013: $1,750) and from Galore Creek Partnership of $335 (2013: $394) included in other current assets and a receivable of $3,836 (2013: $4,132) from Galore Creek Partnership included in other long-term assets.

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2017. Future minimum annual lease payments are $427 in 2015, $387 in 2016, $326 in 2017, totaling $1,175.

NOTE 21 – SUPPLEMENTAL CASH FLOW INFORMATION

Years ended November 30,
	2014	2013	2012
Interest received	$ 643	$ 630	$ 588
Interest paid	$ 870	$ 3,164	$ 5,180
Income taxes paid	$ 432	$ —	$ —

Non-cash investing activities
Note receivable from BSNC from sale of AGC (note14)	$ —	$ —	$ 4,965

NOTE 22 – UNAUDITED SUPPLEMENTARY DATA

Quarterly data

The following is a summary of selected quarterly financial information (unaudited):

	2014
	Q1	Q2	Q3	Q4
Operating loss	$(11,333)	$(8,264)	$(10,755)	$(7,656)
Net loss	$(10,741)	$(10,637)	$(12,008)	$(7,098)
Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.02)

	2013
	Q1	Q2	Q3	Q4
Operating loss	$(14,509)	$(12,225)	$(15,871)	$(13,171)
Net loss	$(13,776)	$(9,833)	$(19,962)	$(19,189)
Loss per common share, basic and diluted	$(0.05)	$(0.03)	$(0.06)	$(0.06)

Significant after-tax items were as follows:

Fourth quarter 2014:	n/a
Third quarter 2014:	n/a
Second quarter 2014:	n/a
First quarter 2014:	(i) Foreign exchange gain $2,449 ($0.01 per share, basic and diluted).
Fourth quarter 2013:	(i) Income tax expense $3,896 ($0.01 per share, basic and diluted)
Third quarter 2013:	(i) Write-down of marketable securities $2,645 ($0.01 per share, basic and diluted).
Second quarter 2013:	(i) Gain on derivative liabilities $3,667 ($0.01 per share, basic and diluted).
First quarter 2013:	(i) Loss on derivative liabilities $3,276 ($0.01 per share, basic and diluted); (ii) gain from discontinued operations $4,917 ($0.02 per share, basic and diluted).

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

There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2014.

 The effectiveness of our assessment of internal control over financial reporting as of November 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 11. Executive Compensation

Information concerning this item is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning this item is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table provides information as of November 30, 2014, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,822,218	C$5.47	26,598,168
Equity compensation plans not approved by security holders	—	—	—
Total	17,822,218	C$5.47	26,598,168

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning this item is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information concerning this item is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as at November 30, 2014 and 2013 and for the years ended November 30, 2014, 2013 and 2012.

Schedule B – The Financial Statements of the Galore Creek Partnership as at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012.

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

10.2
Amendment dated January 13, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.3	Amendment dated February 11, 2009 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 (incorporated by reference to Exhibit 99.2 to the Form 6-K dated February 17, 2009)

10.4	Unit Purchase Agreement dated December 31, 2008 between Electrum and NOVAGOLD (incorporated by reference to Exhibit 99.1 to the Form 6-K dated February 13, 2009)

10.5
Amendment dated July 28, 2008 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.6
Indenture dated as of March 26, 2008 between NOVAGOLD and The Bank of New York (incorporated by reference to Exhibit 99.1 to the Registrant’s Report of Foreign Private Issuer on Form 6-K filed on March 26, 2008)

10.7
Supplemental Indenture No. 1 dated as of March 26, 2008 to the Indenture between NOVAGOLD and The Bank of New York providing for the issuance of the Notes (incorporated by reference to Exhibit 99.1 to the Form 6-K dated March 26, 2008)

10.8
Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.9
Amendment dated November 25, 2007 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.10
Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.11	2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) (incorporated by reference to Appendix A of the Registrant’s definitive proxy statement as filed on April 11, 2014)

10.12
NOVAGOLD Resources Inc. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.13	NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan (as amended) (incorporated by reference to Appendix C of the Registrant’s definitive proxy statement as filed on April 11, 2014)

10.14
NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan (as amended) (incorporated by reference to Appendix E to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on April 11, 2014)

10.15
Employment Agreement between the Registrant and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.16
Employment Agreement between the Registrant and David Deisley, dated September 4, 2012. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.17
Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Ottewell, dated September 10, 2012. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.18
Amendment dated July 15, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.19
Amendment dated June 1, 2011 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.20
Employment Agreement between the Registrant’s wholly-owned subsidiary, NOVAGOLD Resources Alaska, Inc., and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.21
Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Deisley, dated September 4, 2012. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

21.1	Subsidiaries of the registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Kirk Hanson

23.3	Consent of Greg Kulla

23.4	Consent of Jay Melnyk

23.5	Consent of Gordon Seibel

23.6	Consent of AMEC

23.7	Consent of Heather White

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGOLD RESOURCES INC.

By:/s/ Gregory A. Lang
Name: Gregory A. Lang
Title: President and Chief Executive Officer

Date:  January 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2015

/s/ David A. Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 28, 2015

/s/ Thomas S. Kaplan	Chairman	January 28, 2015

/s/ Sharon Dowdall	Director	January 28, 2015

/s/ Marc Faber	Director	January 28, 2015

/s/ Gillyeard J. Leathley	Director	January 28, 2015

/s/ Igor Levental	Director	January 28, 2015

/s/ Kalidas V. Madhavpeddi	Director	January 28, 2015

Signature	Title	Date

/s/ Gerald J. McConnell	Director	January 28, 2015

/s/ Clynton R. Nauman	Director	January 28, 2015

/s/ Rick Van Nieuwenhuyse	Director	January 28, 2015

/s/ Anthony P. Walsh	Director	January 28, 2015

January 26, 2015

Report of Independent Registered Public Accounting Firm

To the Shareholders of Donlin Gold LLC

We have audited the accompanying balance sheets of Donlin Gold LLC (the “Company”) as of November 30, 2014 and November 30, 2013 and the related statements of loss and comprehensive loss, equity, and cash flows for each of the years ended 2014, 2013 and 2012. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donlin Gold LLC as of November 30, 2014 and 2013 and its statements of loss and comprehensive loss and cash flows for each of the years in the three-year period ended November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

signed “PricewaterhouseCoopers LLP”
Chartered Accountants

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Place, 250 Howe Street, Suite 700, Vancouver, British Columbia, Canada V6C 3S7
T: +1 604 806 7000, F: +1 604 806 7806, www.pwc.com/ca

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

DONLIN GOLD LLC

BALANCE SHEETS
(U.S. dollars in thousands)

	At November 30,
	2014	2013

ASSETS
Cash	$4,376	$6,663
Prepaid expenses	212	118
Current assets	4,588	6,781
Property and equipment (note 3)	809	1,083
Mineral property (note 4)	65,384	65,384
Total assets	$70,781	$73,248

LIABILITIES
Accounts payable and accrued liabilities	$1,966	$2,427
Due to related parties (note 5)	194	1,995
Current liabilities	2,160	4,422
Reclamation and remediation (note 6)	1,384	1,384
Total liabilities	3,544	5,806

Commitments and contingencies (note 7)

EQUITY
Partners’ contributions	313,874	286,108
Accumulated deficit	(246,637)	(218,666)
Total equity	67,237	67,442
Total liabilities and equity	$70,781	$73,248

The accompanying notes are an integral part of these financial statements.

Approved by the Members, through its Board of Representatives, of Donlin Gold, LLC.

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(U.S. dollars in thousands)

	Years ended November 30,
	2014	2013	2012

Operating expenses:
General and administrative	$6,904	$7,438	$8,510
Camp operations and maintenance	1,461	2,121	4,924
Community relations	1,851	2,128	2,555
Permitting	9,284	7,816	5,479
Environmental compliance	1,216	3,873	7,908
Feasibility and engineering	2,002	3,982	906
Land lease payments	4,905	1,421	2,708
Exploration and evaluation	—	—	521
Depreciation	348	417	351
	27,971	29,196	33,862

Loss from operations	(27,971)	(29,196)	(33,862)

Other income (expense):
Foreign exchange gain (loss)	—	(41)	5
	—	(41)	5

Net loss and comprehensive loss	$(27,971)	$(29,237)	$(33,857)

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Years ended November 30,
	2014	2013	2012

Operating activities:
Net loss	$(27,971)	$(29,237)	$(33,857)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	348	417	351
Foreign exchange (gain) loss	—	41	(5)
Net change in operating assets and liabilities
Accounts receivable and prepaid expenses	(94)	172	(189)
Accounts payable and accrued liabilities	(2,262)	1,656	(216)
Net cash used in operations	(29,979)	(26,951)	(33,916)

Investing activities:
Additions to property and equipment	(74)	(36)	(430)
Net cash used in investing activities	(74)	(36)	(430)

Financing activities:
Partners’ contributions	27,766	24,310	36,876
Net cash provided from financing activities	27,766	24,310	36,876

Effect of exchange rate changes on cash	—	(41)	5
Increase (decrease) in cash during the period	(2,287)	(2,718)	2,535
Cash at beginning of period	6,663	9,381	6,846
Cash at end of period	$4,376	$6,663	$9,381

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF EQUITY
(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity
	(in thousands)

Balance at November 30, 2011	$112,461	$112,461	$(155,572)	$69,350
Partners’ cash contribution	18,438	18,438	—	36,876
Net loss	—	—	(33,857)	(33,857)
Balance at November 30, 2012	$130,899	$130,899	$(189,429)	$72,369
Partners’ cash contribution	12,155	12,155	—	24,310
Net loss	—	—	(29,237)	(29,237)
Balance at November 30, 2013	$143,054	$143,054	$(218,666)	$67,442
Partners’ cash contribution	13,883	13,883	—	27,766
Net loss	—	—	(27,971)	(27,971)
Balance at November 30, 2014	$156,937	$156,937	$(246,637)	$67,237

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 – NATURE OF OPERATIONS AND ECONOMIC DEPENDANCE

On December 1, 2007, Barrick Gold U.S. Inc. (“Barrick”) and NOVAGOLD Resources Alaska, Inc. (“NOVAGOLD”), formed Donlin Gold LLC, a Delaware limited liability corporation, (the “Company”) to advance the Donlin Gold Project in Alaska. Each of Barrick and NOVAGOLD own a 50% interest in the Company.  Donlin Gold LLC has a board of four directors, with two nominees selected by each company. All significant decisions related to Donlin Gold LLC require the approval of both companies. The Company currently depends on Barrick and NOVAGOLD for all of its funding and has received commitments from its shareholders that they will fund the Company for the next twelve months.

During the year ended November 30, 2014, Donlin Gold LLC continued to advance permitting of the Donlin Gold Project. The Donlin Gold LLC Board of Directors approved of the Project's Updated Feasibility Study in July 2012 and Donlin Gold LLC subsequently submitted a Plan of Operations and the Wetlands Permit Application under Section 404 of the U.S. Clean Water Act to the U.S. Army Corps of Engineers (the “Corps”), formally initiating the permitting process. This permit application triggered the start of the process of preparing an Environmental Impact Statement (EIS) under the National Environmental Policy Act (NEPA). The Corps, which is the lead agency for the NEPA process, selected AECOM (formerly URS Alaska Inc.), an independent contractor to prepare the EIS.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

These financial statements are presented in United States dollars ($) and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).

Use of estimates

The preparation of the Company’s Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to future cash flow estimates utilized in impairment calculations, when required, and environmental, reclamation and closure obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from amounts estimated in these financial statements.

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

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to undertake.  The liability is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income.  Adjustments to the reclamation obligation arising from changes in estimates are recorded as a component of the mineral property.

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

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or asset. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral reserves, foreign exchange, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect management’s estimates.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The fair value of the Company’s financial assets, such as cash, approximates their carrying values at November 30, 2014 due to their short-term nature.

Trade payables

The fair value of the Company’s financial liabilities, such as accounts payable and accrued liabilities approximates their carrying values at November 30, 2014 due to their short-term nature.

Due to related parties

The amounts due to Barrick and NOVAGOLD are non-interest bearing, unsecured and without specified terms of repayment.

Recently adopted accounting pronouncement

Development Stage Entities

In June 2014, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued eliminating the concept of a development stage entity from GAAP and clarified that the disclosures under risks and uncertainties guidance are also applicable to these entities. Entities that are in their development stage are no longer required to present and disclose incremental information, such as inception-to-date information. The Company elected early application of the new standard applied retrospectively. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows. The cumulative since inception financial information that was included previously under this standard are no longer being disclosed.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

Recently issued accounting pronouncement

Presentation of Financial Statements – Going Concern

In August 2014, ASC guidance was issued that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard is effective for the Company’s fiscal year beginning December 1, 2017. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

	At November 30,
	2014	2013
Plant and equipment	$2,372	$2,298
Accumulated depreciation	(1,563)	(1,215)
	$809	$1,083

NOTE 4 – MINERAL PROPERTY

	At November 30,
	2014	2013
Acquisition cost	$64,000	$64,000
Asset retirement cost	1,384	1,384
	$65,384	$65,384

The Donlin Gold Project is located in the Kuskokwim region of southwestern Alaska on private, Alaska Native-owned mineral and surface land and Alaska state mining claims. The property is under lease for subsurface mineral rights from Calista Corporation and surface land rights from The Kuskokwim Corporation, two Alaska Native corporations. The mineral property was jointly owned by Barrick and NOVAGOLD through an unincorporated joint venture prior to the formation of Donlin Gold LLC. Upon formation of the LLC, the mineral property contributed was recorded based on the predecessor accounting values of Barrick and NOVAGOLD. As such, mineral property includes the historic acquisition cost as the partners’ initial contribution to Donlin Gold LLC.

NOTE 5 – RELATED PARTY TRANSACTIONS

Barrick and NOVAGOLD provided management and support services to Donlin Gold LLC as follows:

	Year ended November 30,
	2014	2013	2012
Barrick	$2,618	$3,044	$3,263
NOVAGOLD	235	258	236
	$2,853	$3,302	$3,499

Amounts payable to related parties were as follows:

	At November 30,
	2014	2013
Barrick	$194	$226
NOVAGOLD	—	1,769
	$194	$1,995

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – RECLAMATION AND REMEDIATION

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC guidance in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.  Management has identified no loss contingencies that meet the recognition criteria.

Obligations under operating leases

The Company leases certain assets, such as mineral property, land, office facilities and equipment, under operating leases. Mineral property and land leases coincide with the projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Office facilities and equipment expire at various dates through 2016. Future minimum annual lease payments are $1,898 in 2015, $1,494 in 2016, $1,494 in 2017, $1,564 in 2018 and $1,567 in 2019 totaling $8,017.

NOTE 8 – SUBSEQUENT EVENTS

There were no events after the balance sheet date which would require adjustment to or disclosure in these financial statements.  (2013: none).

January 27, 2015

Independent Auditor’s Report

To the Partners of the Galore Creek Partnership

We have audited the accompanying Financial Statements of the Galore Creek Partnership, which comprise the balance sheets as at December 31, 2014 and December 31, 2013 and the statements of loss and comprehensive loss, changes in Partners’ equity and cash flows for each of the three years in the period ended December 31, 2014, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

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

Opinion
In our opinion, the Financial Statements present fairly, in all material respects, the financial position of Galore Creek Partnership as at December 31, 2014 and December 31, 2013 and its financial performance and its cash flows for each of the years in the three-year period ended December 31, 2014 in accordance with International Financial Reporting Standards, as issued by the IASB.

signed “PricewaterhouseCoopers LLP”
Chartered Accountants

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Place, 250 Howe Street, Suite 700, Vancouver, British Columbia, Canada V6C 3S7
T: +1 604 806 7000, F: +1 604 806 7806, www.pwc.com/ca

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership

Galore Creek Partnership
A Partnership between NovaGold Canada Inc. and Teck Resources Ltd.

Financial Statements
December 31, 2014
(Expressed in thousands of Canadian dollars)

Galore Creek Partnership
Balance Sheets
December 31, 2014

	2014	2013
	$	$
Assets
Current assets
Cash and cash equivalents	709	1,131
Deposits and prepaid expenses	23	16
Due from Partner (Note 10b)	89	-
GST recoverable	-	15

	821	1,162

Mineral property, plant and equipment (Note 6)	705,257	704,510

Reclamation bonds (Note 7)	4,541	4,541

	710,619	710,213

Liabilities
Current liabilities
Accounts payable and accrued liabilities	380	904
Due to Partners (Note 10b)	73	630

	453	1,534

Due to NovaGold Canada Inc. (Note 7)	4,453	4,453

Decommissioning and restoration provision (Note 7)	14,675	14,466

	19,581	20,453

Equity
Partners’ contributions	846,618	842,618
Partners’ deficit	(155,580)	(152,858)

	691,038	689,760

	710,619	710,213

Commitments and contingencies (Note 9)
Approved on Behalf of the Management Committee

__________________________________
Chairman of the Management Committee

(See accompanying notes to financial statements)

Galore Creek Partnership
Statements of Loss and Comprehensive Loss
For the Year Ended December 31, 2014

		(in thousands of Canadian dollars)

	2014	2013	2012
	$	$	$

Other Income
Interest income	4	7	20

Expenses and other items
Professional fees	38	74	66
Care and maintenance costs (Note 9)	2,688	5,076	9,593
	2,726	5,150	9,659

Loss and Comprehensive Loss for the year	(2,722)	(5,143)	(9,639)

(See accompanying notes to financial statements)

Galore Creek Partnership
Statements of Changes in Partners’ Equity
For the Year Ended December 31, 2014

	NovaGold Contributions $	Teck Contributions $	Deficit $	Total $

Balance as at
December 31, 2011	408,359	387,679	(138,076)	657,962

Net loss for the year	-	-	(9,639)	(9,639)
Contributions	16,091	16,091	-	32,182

Balance as at December 31, 2012	424,450	403,770	(147,715)	680,505

Net loss for the year	-	-	(5,143)	(5,143)
Contributions	7,199	7,199	-	14,398

Balance as at
December 31, 2013	431,649	410,969	(152,858)	689,760

Net loss for the year	-	-	(2,722)	(2,722)
Contributions	2,000	2,000	-	4,000

Balance as at
December 31, 2014	433,649	412,969	(155,580)	691,038

(See accompanying notes to financial statements)

Galore Creek Partnership
Statements of Cash Flows
For the Year Ended December 31, 2014

(in thousands of Canadian dollars)

	2014	2013	2012
	$	$	$

Cash flows provided by operating activities
Loss for the year	(2,722)	(5,143)	(9,639)

Items not affecting cash
Net change in non-cash working capital
Decrease in GST recoverable	15	140	120
(Increase) decrease in deposits and prepaid amounts	(7)	32	37
Increase(decrease) in accounts payable and accrued liabilities, and due to Partners	(1,190)	(1,008)	(4,424)
	(3,904)	(5,979)	(13,906)

Cash flows provided by financing activities
Contributions from Teck Resources Ltd.	2,000	7,199	16,091
Contributions from NovaGold Canada Inc.	2,000	7,199	16,091
Due to NovaGold Canada Inc. – Long Term	-	65	268
Finance lease payments	-	-	(309)
	4,000	14,463	32,141

Cash flows provided by investing activities
Additions to mineral property, plant and equipment	(518)	(8,775)	(21,978)
Reclamation bonds	-	(65)	(268)
	(518)	(8,840)	(22,246)

Net cash increase (decrease) for the year	(422)	(356)	(4,011)

Cash and cash equivalents at beginning of year	1,131	1,487	5,498

Cash and cash equivalents at end of year	709	1,131	1,487

(See accompanying notes to financial statements)

Galore Creek Partnership
Notes to Financial Statements
For the Year Ended December 31, 2014

(in Canadian dollars)

1	Nature of Operations and Economic Dependence

The Galore Creek Partnership (“Partnership”) is a general partnership formed under the laws of the Province of British Columbia on August 1, 2007 for the purposes of development and construction of the Galore Creek mine.  The Partnership is 50% owned by NovaGold Canada Inc. (“NovaGold”), a wholly owned subsidiary of NOVAGOLD RESOURCES INC. and 50% owned by Teck Resources Limited (“Teck”). The Partnership owns 100% of Galore Creek Mining Corporation, which is the operator of the project.

The Partnership’s registered office is at 595 Burrard Street, Vancouver, British Columbia, Canada.

Upon formation of the Partnership, NovaGold contributed the Galore Creek project and Teck committed to contribute cash. Teck completed its earn-in obligation in 2011. Both NovaGold and Teck (“Partners”) are currently equally responsible to fund future Partnership costs.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Partnership will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Presently, the Partnership is economically dependent upon its Partners, NovaGold and Teck, for financial support and the Partnership has commitments from its Partners that it will receive support for the next 12 months. The future recoverability of the Partnership’s mineral property, plant and equipment is dependent upon:  the ability of the Partnership to obtain continued support from its Partners or to obtain financing necessary to complete the development of its property, the existence of economically recoverable reserves, the securing and maintaining title and beneficial interest in the properties, and the future profitable production or proceeds from disposition of the mineral properties.

2	Basis of Preparation

These annual financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”).

These financial statements were prepared by management and approved by the Partnership Management Committee on January 27, 2015.

These annual financial statements include the results of the Partnership and its wholly owned subsidiary, Galore Creek Mining Corporation.

Galore Creek Partnership
Notes to Financial Statements
For the Year Ended December 31, 2014

(in Canadian dollars)

3	New IFRS Pronouncements

New IFRS pronouncements that have been issued but are not yet effective are listed below. The Partnership plans to apply the new standard in the annual period for which it is first required.

Financial Instruments

IFRS 9, Financial Instruments (IFRS 9), addresses the classification, measurement and recognition of financial assets and financial liabilities. The IASB has previously issued versions of IFRS 9 that introduced new classification and measurement requirements (in 2009 and 2010) and a new hedge accounting model (in 2013). The July 2014 publication of IFRS 9 is the completed version of the Standard, replacing earlier versions of IFRS 9 and superseding the guidance relating to the classification and measurement of financial instruments in IAS 39, Financial Instruments: Recognition and Measurement (IAS 39).

IFRS 9 requires financial assets to be classified into three measurement categories on initial recognition: those measured at fair value through profit and loss, those measured at fair value through other comprehensive income and those measured at amortized cost. Investments in equity instruments are required to be measured by default at fair value through profit or loss. However, there is an irrevocable option to present fair value changes in other comprehensive income. Measurement and classification of financial assets is dependent on the entity’s business model for managing the financial assets and the contractual cash flow characteristics of the financial asset. For financial liabilities, the standard retains most of the IAS 39 requirements. The main change is that, in cases where the fair value option is taken for financial liabilities, the part of a fair value change relating to an entity’s own credit risk is recorded in other comprehensive income rather than the income statement, unless this creates an accounting mismatch.

IFRS 9 introduces a new three-stage expected credit loss model for calculating impairment for financial assets. IFRS 9 no longer requires a triggering event to have occurred before credit losses are recognized. An entity is required to recognize expected credit losses when financial instruments are initially recognized and to update the amount of expected credit losses recognized at each reporting date to reflect changes in the credit risk of the financial instruments. In addition, IFRS 9 requires additional disclosure requirements about expected credit losses and credit risk.

The completed version of IFRS 9 is effective for annual periods beginning on or after January 1, 2018, with early adoption permitted. We are currently assessing the effect of this standard and its related amendments on the financial statements.

Galore Creek Partnership
Notes to Financial Statements
For the Year Ended December 31, 2014

(in Canadian dollars)

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

Impairment of tangible assets

The carrying amounts of non-current assets are reviewed for impairment whenever facts and circumstances suggest that the carrying amounts may not be recoverable. If there are indicators of impairment, the recoverable amount of the asset is estimated in order to determine the extent of any impairment. Where the asset does not generate cash flows that are independent from other assets, the recoverable amount of the cash generating unit (“CGU”) to which the asset belongs is determined. The recoverable amount of an asset or CGU is determined as the higher of its fair value less cost to sell and its value in use. An impairment loss exists if the asset’s or CGU’s carrying amount exceeds the recoverable amount.

Galore Creek Partnership
Notes to Financial Statements
For the Year Ended December 31, 2014

(in Canadian dollars)

4	Summary of Significant Accounting Policies (cont’d)

Impairment of tangible assets (cont’d)

Value in use is determined as the present value of the future cash flows expected to be derived from an asset or CGU. The estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the CGU for which estimates of future cash flows have not been adjusted. Fair value less cost to sell is the amount obtainable from the sale of an asset or CGU in an arm’s length transaction between knowledgeable, willing parties, less the costs of disposal. For mining assets, fair value less cost to sell is often estimated using a discounted cash flow approach as a fair value from an active market or binding sale agreement is not readily available. Estimated future cash flows are calculated using estimated future prices, mineral reserves and resources, operating and capital costs. All assumptions used are those that an independent market participant would consider appropriate.

Provisions

Decommissioning and restoration provisions

Future obligations to retire an asset, including dismantling, remediation and ongoing treatment and monitoring of the site related to normal operations are initially recognized and recorded as a provision based on estimated future cash flows discounted at a credit adjusted risk free rate. The decommissioning and restoration provision (“DRP”) is adjusted at each reporting period for changes to factors including the expected amount of cash flows required to discharge the liability, the timing of such cash flows and the discount rate.

The DRP will be accreted to full value over time through periodic charges to earnings. This unwinding of the discount will be charged to financing expense in the statement of loss and comprehensive loss.

The amount of the DRP initially recognized is capitalized as part of the related asset’s carrying value and amortized to earnings once production commences. The method of amortization follows that of the underlying asset. The costs related to a DRP are only capitalized to the extent that the amount meets the definition of an asset and can bring about future economic benefit. A revision in estimates or a new disturbance will result in an adjustment to the provision with an offsetting adjustment to the capitalized retirement cost.

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

Galore Creek Partnership
Notes to Financial Statements
For the Year Ended December 31, 2014

(in Canadian dollars)

4	Summary of Significant Accounting Policies (cont’d)

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks and highly liquid short-term interest-bearing investments with maturities of 90 days or less from the original date of acquisition.

Due from / (to) Partners

The amounts due from / (to) Partners are non-interest bearing, unsecured and without specified terms of repayment.

Trade receivables and payables

Loans and receivables are initially recorded at fair value with subsequent measurement at amortized cost.

The fair value of the Partnership’s financial liabilities, including accounts payable approximates their carrying values at December 31, 2014 due to their short-term nature.

Reclamation bonds

The Partnership’s held-to-maturity reclamation deposits are carried at cost and bear fixed interest rates. The fair value of these deposits approximates their carrying values.

Due to NovaGold Canada Inc.

The amount due to NovaGold Canada Inc. is a non-interest bearing payable and is recorded at cost.

Income Taxes

The Partnership is not a taxable entity for federal and provincial income tax purposes. Accordingly, no recognition is given to income taxes for financial reporting purposes. Tax on the Partnership’s net income (loss) is borne by the Partners through the allocation of taxable income (loss). Net income for financial statement purposes may differ significantly from taxable income for the Partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Galore Creek Partnership Agreement.

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

Exploration and Evaluation expenditure

The application of the Company’s accounting policy for exploration and evaluation expenditures requires judgement in the following areas:

(i)
Determination of whether any impairment indicators exist at each reporting date giving consideration to factors such as budgeted expenditures on the Galore Creek Property, assessment of the right to explore in the specific area and evaluation of any project specific and market data which would indicate that the carrying amount of exploration and evaluation assets is not recoverable; and

Galore Creek Partnership
Notes to Financial Statements
For the Year Ended December 31, 2014

(in Canadian dollars)

Critical Accounting Estimates and Judgments (cont’d)

Exploration and Evaluation expenditure (cont’d)

(ii)	Assessing when the commercial viability and technical feasibility of the project has been determined, at which point the asset is reclassified to property and equipment.

Decommissioning and restoration provisions

The DRP is based on cost estimates using information available at the balance sheet date. The DRP requires other significant estimates and assumptions such as: requirements of the relevant legal and regulatory framework, and the timing, extent and costs of required decommissioning and restoration activities. To the extent the actual costs differ from these estimates, adjustments will be recorded.

6	Mineral property, plant and equipment

(in thousands of Canadian dollars)

Cost	Exploration and Evaluation $	Mobile Construction Equipment $	Total $
At December 31, 2012	682,557	38,982	721,539
Additions	21,953	-	21,953
At December 31, 2013	704,510	38,982	743,492
Additions	747	-	747
At December 31, 2014	705,257	38,982	744,239

Accumulated Depreciation
At December 31, 2012	-	(27,103)	(27,103)
Depreciation	-	(11,879)	(11,879)
At December 31, 2013	-	(38,982)	(38,982)
At December 31, 2013	-	(38,982)	(38,982)

Net Book Value
At December 31, 2012	682,557	11,879	694,436
At December 31, 2013	704,510	-	704,510
At December 31, 2014	705,257	-	705,257

Galore Creek Partnership
Notes to Financial Statements
For the Year Ended December 31, 2014

(in Canadian dollars)

7	Decommissioning and Restoration Provision

a)	Reclamation provision

Although the ultimate amount of the reclamation costs to be incurred cannot be predicted with certainty, the total undiscounted amount of estimated cash flows required to settle the Partnership’s estimated obligations is $14.7 million. The amount has not been discounted due to the uncertainty of the timing of the reclamation activities following the suspension of construction of the project. Significant reclamation and closure activities include land rehabilitation, decommissioning of roads, bridges, buildings and facilities at the project site.

The reclamation liabilities may be subject to change based on changes in management’s estimates, changes in remediation technology or changes to the applicable laws and regulations.

(in thousands of Canadian dollars)

	2014	2013
	$	$
Opening balance	14,466	13,670
Change in estimate	209	796
Accretion	-	-
Closing Reclamation Obligation	14,675	14,466

a)	Reclamation bonds

Each of the Partners has provided collateral for their 50% share of reclamation bonds and letters of credit covering the required permits aggregating to $14.7 million.

At December 31, 2014 NovaGold funded $4.5 million of its share in respect of the BC Ministry of Forests and Range Special Use Permit (“Forestry Act Permit”), through the Partnership. The $4.5 million loan related to these reclamation bonds will be repaid to NovaGold once the Partnership’s reclamation bond in respect of the Forestry Act Permit is released.

Galore Creek Partnership
Notes to Financial Statements
For the Year Ended December 31, 2014

(in Canadian dollars)

8	Expenses by Nature

 (in thousands of Canadian dollars)

	2014	2013	2012
	$	$	$
Community and stakeholder engagement	333	321	327
Environmental consulting and field work	755	785	915
Fuel and energy	(18)	21	494
Insurance and property tax	108	134	168
Maintenance and repair supplies	119	37	3,256
Office rent and support	297	522	876
Other camp costs	16	9	496
Salaries and employee benefits	1,064	2,974	2,442
Transportation	14	273	619
Total care and maintenance costs	2,688	5,076	9,583

9	Commitments and contingencies

a)	Operating lease commitments

The Partnership is party to certain operating leases. These operating leases include the Partnership’s leased office location and certain office equipment with commitments ranging from one to six years. The future minimum lease payments as at December 31, 2014 are as follows:
(in thousands of Canadian dollars)

$
2015	60
2016	59
Thereafter	39

b)
The Partnership has a royalty agreement entitling the counterparty to a maximum annual net smelter royalty of between 0.5% to 1.0%. The royalty is subject to positive future operating mine cash flow and is contingent upon reaching certain agreed financial targets.

Galore Creek Partnership
Notes to Financial Statements
For the Year Ended December 31, 2014

(in Canadian dollars)

10	Related party transactions

a)	Management services

During the period ended December 31, 2014, NovaGold and Teck provided the Partnership with management services totaling $416,293 (2013 - $469,732; 2012 - $798,149) and $568,920 (2013 - $748,506; 2012 - $1,132,296), respectively.

b)	Due to Partners

As at December 31, 2014, the Partnership owed $36,617 (2013 - $36,323) to NovaGold and $36,379 (2013 - $594,232) to Teck for management services. In addition, the Partnership was owed $88,951 (2013 - $Nil) by Teck subsidiaries for management services provided to Teck Projects by staff of the Partnership. The Partnership also owed $4.5 million (2013 - $4.5 million) to NovaGold in respect of reclamation bonds that NovaGold has funded in the Partnership’s name.

11	Financial instruments

Financial assets are comprised of cash and cash equivalents, short-term deposits and reclamation bonds. Cash and cash equivalents are held with large Canadian banks.

Financial liabilities are comprised of accounts payable and accrued liabilities, due to partners and due to NovaGold Canada Inc. All financial liabilities are due within 30 days, except the payable to NovaGold.

The Partnership is not subject to material market risk on any of its financial instruments.

The carrying amount of all financial instruments approximates fair value.

12	Subsequent events

There were no events after the balance sheet date which would require adjustment to these financial statements (2013: none).