Form 10-Q
period 2015-02-28
NOVAGOLD RESOURCES INC
filed 2015-03-31
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015

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

As of March 25, 2015, the Company had 317,861,632 Common Shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of our properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold and Galore Creek projects, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At February 28, 2015	At November 30, 2014
ASSETS
Cash and cash equivalents	$66,957	$70,325
Investments (note 4)	90,000	95,000
Other assets	3,362	3,735
Current assets	160,319	169,060
Investments (note 4)	744	901
Investment in affiliates (note 5)	260,719	284,865
Mineral properties	46,570	50,897
Deferred income taxes	10,472	11,445
Other assets	6,904	7,378
Total assets	$485,728	$524,546

LIABILITIES
Accounts payable and accrued liabilities	$2,016	$3,489
Debt (note 6)	15,542	15,112
Other liabilities	549	625
Current liabilities	18,107	19,226
Debt (note 6)	77,148	76,153
Deferred income taxes	22,006	24,051
Total liabilities	117,261	119,430

Commitments and contingencies (note 13)

EQUITY
Common shares	1,938,042	1,936,336
Contributed surplus	76,804	74,038
Accumulated deficit	(1,649,402)	(1,640,103)
Accumulated other comprehensive income	3,023	34,845
Total equity	368,467	405,116
Total liabilities and equity	$485,728	$524,546

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on March 31, 2015. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended February 28,
	2015	2014

Operating expenses:
Equity loss of affiliates (note 5)	$2,622	$3,621
General and administrative (note 8)	8,502	7,702
Exploration and evaluation	153	—
Depreciation	9	10
	11,286	11,333

Loss from operations	(11,286)	(11,333)

Other income (expense):
Interest income	178	316
Interest expense	(1,643)	(2,058)
Foreign exchange gain	3,462	2,449
Other	—	(115)
	1,997	592

Loss before income taxes	(9,289)	(10,741)
Income tax (expense) recovery	(10)	50
Net loss	$(9,299)	$(10,691)

Loss per common share
Basic and diluted	(0.03)	(0.03)

Weighted average shares outstanding
Basic and diluted (thousands)	317,780	316,932

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands)

	Three months ended February 28,
	2015	2014

Net loss	$(9,299)	$(10,691)

Unrealized gains (losses) on marketable securities
Unrealized holding gains (losses) during period (note 11)	(62)	319
Reclassification adjustment for losses included in net income	—	—
Net unrealized gain (loss), net of $10 and $(50) tax (expense) recovery	(62)	319
Foreign currency translation adjustments	(31,760)	(17,087)
Other comprehensive loss	(31,822)	(16,768)

Comprehensive loss	$(41,121)	$(27,459)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended February 28,
	2015	2014

Operating activities:
Net loss	$(9,299)	$(10,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	10
Deferred income taxes	10	(50)
Foreign exchange (gain) loss	(3,462)	(2,449)
Share-based compensation	5,329	4,658
Equity losses of affiliates	2,622	3,621
Loss on derivative liabilities	—	115
Other	1,399	1,575
Withholding tax paid on share-based compensation	(827)	(636)
Net change in operating assets and liabilities (note 10)	(1,403)	(1,367)
Net cash used in operations	(5,622)	(5,214)

Investing activities:
Additions to property and equipment	—	(22)
Proceeds from term deposits	45,000	50,000
Purchases of term deposits	(40,000)	(50,000)
Funding of affiliates	(2,528)	(3,622)
Net cash used in investing activities	2,472	(3,644)

Financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	(218)	(82)
Decrease in cash and cash equivalents	(3,368)	(8,940)
Cash and cash equivalents at beginning of period	70,325	81,262
Cash and cash equivalents at end of period	$66,957	$72,322

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income	equity

November 30, 2013	316,661	$1,933,953	$66,811	$(1,599,619)	$64,504	$465,649
Net loss	—	—	—	(40,484)	—	(40,484)
Other comprehensive loss	—	—	—	—	(29,659)	(29,659)
Share-based compensation and related share issuances	627	2,383	7,227	—	—	9,610
November 30, 2014	317,288	$1,936,336	$74,038	$(1,640,103)	$34,845	$405,116
Net loss	—	—	—	(9,299)	—	(9,299)
Other comprehensive loss	—	—	—	—	(31,822)	(31,822)
Share-based compensation and related share issuances	574	1,706	2,766	—	—	4,472
February 28, 2015	317,862	$1,938,042	$76,804	$(1,649,402)	$3,023	$368,467

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

The Condensed Consolidated Interim Financial Statements of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2014. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

The functional currency for the Company’s Canadian operations is the Canadian dollar and the functional currency for the Company’s U.S. operations is the U.S. dollar. References to “$” refer to United States currency and “C$” to Canadian currency.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

Presentation of Financial Statements – Going Concern

In August 2014, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company elected early adoption of the new standard applied prospectively. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Recently issued accounting pronouncements

Consolidation – Amendments to the Consolidation Analysis

In February 2015, ASC guidance was issued to amend current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The need to assess an entity under a different consolidation model may change previous consolidation conclusions. The standard is effective for the Company’s fiscal year beginning December 1, 2016. Early application is permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

NOTE 4 – INVESTMENTS

		At February 28, 2015
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$90,000	$—	$—	$90,000

Long-term:
Marketable equity securities	$906	$161	$(323)	$744

		At November 30, 2014
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$95,000	$—	$—	$95,000

Long-term:
Marketable equity securities	$990	$139	$(228)	$901

Term deposits are held at two Canadian chartered banks with original maturities of less than 12 months. Marketable equity securities include available-for-sale investments in mineral exploration companies. At February 28, 2015 all unrealized losses were in a continuous loss position for less than 12 months.

NOTE 5 – INVESTMENT IN AFFILIATES

	At February 28, 2015	At November 30, 2014
Donlin Gold LLC, Alaska, U.S.A.	$1,474	$1,618
Galore Creek Partnership, British Columbia, Canada	259,245	283,247
	$260,719	$284,865

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Donlin Gold LLC

On December 1, 2007, together with a subsidiary of Barrick, the Company formed a limited liability company (“Donlin Gold LLC”) to advance the Donlin Gold project in Alaska. Donlin Gold LLC has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of Barrick and the Company. NOVAGOLD has a 50% interest in Donlin Gold LLC.

Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Three months ended February 28,
	2015	2014
Balance – beginning of period	$1,618	$1,720
Funding	2,352	2,723
Share of losses	(2,496)	(2,855)
Balance – end of period	$1,474	$1,588

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.

	At February 28, 2015	At November 30, 2014
Current assets: Cash, prepaid expenses and other receivables	$2,079	$2,294
Non-current assets: Property and equipment	361	403
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(966)	(1,079)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,474	$33,618

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

Changes in the Company’s 50% investment in the Partnership are summarized as follows:

	Three months ended February 28,
	2015	2014
Balance – beginning of period	$283,247	$305,735
Funding	176	899
Share of losses	(126)	(766)
Foreign currency translation	(24,052)	(12,536)
Balance – end of period	$259,245	$293,332

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

	At February 28, 2015	At November 30, 2014
Current assets: Cash, prepaid expenses and other receivables	$241	$386
Non-current assets: Property and equipment	233,384	254,991
Current liabilities: Accounts payable and accrued liabilities	(169)	(360)
Non-current liabilities: Payables and decommissioning liabilities	(7,649)	(8,268)
Net assets	$225,807	$246,749

Equity losses of affiliates

	Three months ended February 28,
	2015	2014
Donlin Gold LLC:
Mineral property expenditures	$2,453	$2,810
Depreciation	43	46
	2,496	2,856
Galore Creek Partnership:
Mineral property expenditures	13	281
Care and maintenance expense	113	484
	126	765
	$2,622	$3,621

NOTE 6 – DEBT

	At February 28, 2015	At November 30, 2014
Convertible notes	$15,542	$15,112
Promissory note	77,148	76,153
	92,690	91,265
Less: current portion	(15,542)	(15,112)
	$77,148	$76,153

Scheduled minimum debt repayments are $15,829 for the remainder of 2015, $nil in 2016 through 2019, and $77,148 thereafter. The carrying value of the debt approximates fair value.

Convertible notes

The remaining $15,829 principal amount of the original $95,000 in unsecured senior convertible notes issued by the Company on March 26, 2008 are due on May 1, 2015 and have been classified as a current liability. Changes in the carrying value of the Convertible notes (“Notes”) are summarized as follows:

	Three months ended February 28,
	2015	2014
Balance – beginning of period	$15,112	$13,570
Accretion expense	430	365
Balance – end of period	$15,542	$13,935

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table provides the net amounts recognized in the Condensed Consolidated Balance Sheets related to the Notes:

	At February 28, 2015	At November 30, 2014
Principal amount	$15,829	$15,829
Unamortized debt discount	(287)	(717)
	15,542	15,112
Embedded derivative	—	—
Net carrying amount	$15,542	$15,112

Promissory note

As part of the agreement that led to the formation of Donlin Gold LLC, the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007 out of the Company’s share of future mine production cash flow. The Company has a promissory note payable to Barrick for $51,600, plus interest at a rate of U.S. prime plus 2%, amounting to $25,548 in accrued interest since the inception of the promissory note.

NOTE 7 – FAIR VALUE ACCOUNTING

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $744 at February 28, 2015 ($901 at November 30, 2014), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended February 28,
	2015	2014
Salaries	$1,518	$1,633
Share-based compensation	5,329	4,658
Office expense	493	662
Professional fees	242	394
Corporate development and communications	920	355
	$8,502	$7,702

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 9 – SHARE-BASED COMPENSATION

	Three months ended February 28,
	2015	2014
Stock options	$4,104	$3,736
Performance share unit plan	1,170	868
Deferred share unit plan	55	54
	$5,329	$4,658

In the first three months of 2015, the Company granted 4,359,000 share options to employees and directors with an exercise price of C$3.18 per share and a fair value of C$1.83 per share. The Company also granted 1,377,000 performance share units to employees with a fair value of C$3.86 per unit.

In the first three months of 2014, the Company granted 6,092,000 share options to employees and directors with an exercise price of C$2.90 per share and a fair value of C$1.18 per share. The Company also granted 1,820,000 performance share units to employees with a fair value of C$3.18 per unit.

NOTE 10 – CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended February 28,
	2015	2014

Increase in receivables, deposits and prepaid amounts	$332	$(45)
Decrease in accounts payable and accrued liabilities	(1,659)	(1,295)
Decrease in reclamation and remediation liabilities	(76)	(27)
	$(1,403)	$(1,367)

NOTE 11 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

	Unrealized gain (loss) on marketable securities, net	Foreign currency translation adjustments	Total
November 30, 2014	$(104)	$34,949	$34,845
Change in other comprehensive income (loss) before reclassifications	(62)	(31,760)	(31,822)
Reclassifications from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	(62)	(31,760)	(31,822)
February 28, 2015	(166)	3,189	3,023

There were no amounts reclassified from other comprehensive loss in the three months periods ended February 28, 2015 or 2014.

NOTE 12 – RELATED PARTY TRANSACTIONS

In the first three months of 2015, the Company provided management services to Donlin Gold LLC for $nil ($58 in the first three months of 2014); and office rental and services to Galore Creek Partnership for $91 ($100 in the first three months of 2014).

As of February 28, 2015, the Company has accounts receivable from Galore Creek Partnership of $307 (November 30, 2014: $335) included in other current assets and a receivable of $3,510 (November 30, 2014: $3,836) from Galore Creek Partnership included in other long-term assets.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2017. Future minimum annual lease payments are $334 in the remainder of 2015, $364 in 2016 and $310 in 2017, totaling $1,008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month periods ended February 28, 2015 and 2014.  This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.

Our goals for 2015 include:

•	Advance the Donlin Gold project toward a construction decision.

•	Advance Galore Creek mine planning and project design.

•	Evaluate opportunities to monetize the value of Galore Creek.

•	Maintain a healthy balance sheet.

•	Maintain an effective corporate social responsibility program.

First quarter highlights

Donlin Gold

Permitting activities continued at Donlin Gold in the first quarter of 2015 and were mainly focused on the draft Environmental Impact Statement (EIS). The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which, for Donlin Gold, commenced in 2012 and is anticipated to take approximately five years to complete. This document is comprised of four main sections which:

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

In the first quarter, the Corps received comments on initial drafts of the environmental consequences sections of the EIS from six cooperating agencies, including EPA, BLM, the State of Alaska, and native organizations. This early input into the EIS is very important, as it ensures that the draft EIS meets the expectations and the needs of all of the agencies involved in permitting and reviewing Donlin Gold. The Corps and AECOM Technology Corporation (AECOM), the Corp’s contractor for preparation of the EIS, are considering the agencies’ comments and will address them in the draft EIS, which is expected to be published as planned by the end of 2015. Recently, the Corps determined that, once the draft EIS is published, the public comment period should take approximately five months. Appropriate modifications were made to the original permitting schedule, and the confirmed timeline, published by the Corps, envisages the issuance of the final EIS in early 2017. We welcome this development, as it provides ample time for all the stakeholders to become informed and comment on the EIS, and gives full respect to the cultural practices of the Yukon-Kuskokwim region.  The Corps’ time table for the Donlin Gold EIS process can be found on their website at www.donlingoldeis.com.

In addition to actively participating in the NEPA process, Donlin Gold LLC continues to work simultaneously with other permitting agencies on other major permit applications, including:

•	working with the State to finalize and gain approval of the atmospherics emissions estimates and modeling protocol to support the air quality permit;
•	finalizing approaches to water management, treatment, and discharge to facilitate issuance of the water discharge and use permits;
•	coordinating and supporting the State, Federal, and native landowner reviews of the rights-of-way and lease applications for the gas pipeline;
•	working with the State Dam Safety program on engineering evaluation and authorization of the seven large dams proposed for the project, including the tailings storage facility dams; and
•
supporting the Corps’ in finalizing the determination of the impacts on wetland areas, functions, and values and proposing compensatory mitigation as required by the CWA section 404 permitting process.

Donlin Gold remains actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing on its workforce development strategy.

Our share of cash funding for Donlin Gold was $2.4 million in the first quarter of 2015. For the full year, we expect to spend approximately $12.6 million to fund our share of Donlin Gold activities, primarily for continued permitting and community development.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek

The focus in 2015 is to continue to advance technical studies in project mine planning and design, waste rock and water management, environmental monitoring, community commitments and site care and maintenance. We expect this effort to further improve the value and marketability of the Galore Creek project, which we continue to be open to monetizing, in whole or in part, to strengthen our balance sheet and focus primarily on the permitting of Donlin Gold.

Galore Creek remains active in the community, sponsoring local fundraising events, supporting Tahltan literacy camps, as well as providing funding for research to develop a Tahltan language dictionary.

Our share of cash funding for the Galore Creek partnership was $0.2 million in the first quarter of 2015, primarily for technical studies and community commitments. For the full year, we expect to spend approximately $1.6 million to fund our share of Galore Creek’s activities.

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

During the first quarter of 2015, there has been a significant decline in the price of copper. A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment. Therefore, if the decline in price is sustained over a longer period, the Company may be required to test its investments in the Galore Creek partnership and its Copper Canyon mineral property for impairment.

Outlook

We do not currently generate operating cash flows.  At February 28, 2015, we had cash and cash equivalents of $67.0 million and term deposits of $90.0 million.  At present, we believe that these balances are sufficient to repay the remaining convertible notes in May 2015 and cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting at the Donlin Gold project. Additional capital will be necessary if permits are received at the Donlin Gold project and a decision to commence construction is reached. Future financings to fund construction are anticipated through debt financing, equity financing, project specific debt, or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2014, as filed with the SEC and the Canadian Securities Regulators on January 28, 2015.

In 2015, we continue to expect to spend approximately $44.8 million, including $15.8 million to repay the principal on the remaining convertible notes, $14.2 million to fund our share of expenditures at the Donlin Gold and Galore Creek projects; $1.5 million for joint Donlin Gold studies with Barrick and $13.3 million for general and administrative costs, interest, working capital and other corporate purposes.

Summary of Consolidated Financial Performance

	Three months ended February 28,
($ thousands, except per share)	2015	2014
Loss from operations	$(11,286)	$(11,333)
Net loss	$(9,299)	$(10,691)
Net loss per common share
Basic and diluted	$(0.03)	$(0.03)

Results of Operations

First quarter 2015 compared to 2014

Loss from operations was unchanged at $11.3 million in 2014 and 2015.  Increased general and administrative expense, were offset by decreased losses in equity investments in the Donlin Gold and Galore Creek projects. General and administrative expense increased by $0.8 million, primarily due to higher share-based compensation costs as a result of the Company’s higher share price compared to the prior year. Our share of losses at the Donlin Gold project decreased by $0.4 million, as 2015 activities continued to focus primarily on permitting. At the Galore Creek project, our share of losses decreased by $0.6 million due to severance costs incurred in the prior year period.

Net loss decreased from $10.7 million ($0.03 per share) in 2014 to $9.3 million ($0.03 per share) in 2015, primarily due to an increase in foreign exchange gains. The U.S. dollar significantly strengthened in relation to the Canadian dollar during the first quarter of 2015 and foreign exchange gains were realized by the Canadian parent company on its cash denominated in U.S. dollars, partially offset by foreign exchange losses on convertible note debt.

Liquidity, Capital Resources and Capital Requirements

	Three months ended February 28,
($ thousands)	2015	2014
Cash used in operations	$(5,622)	$(5,214)
Cash provided from (used in) investing activities	$2,472	$(3,644)
Cash used in financing activities	$—	$—

($ thousands)	At February 28, 2015	At November 30, 2014
Cash and cash equivalents	$66,957	$70,325
Term deposits	$90,000	$95,000

First quarter 2015 compared to 2014

Cash and term deposits decreased by $8.4 million in the first quarter of 2015. The decrease was primarily related to $5.6 million used in operating activities for administrative costs, including reductions in accounts payable, $2.4 million to fund Donlin Gold, $0.2 million to fund Galore Creek, and a $0.2 million foreign exchange impact on cash held in Canadian dollars.

The term deposits are denominated in U.S. dollars and are held at two Canadian chartered banks. No cash was used in financing activities in the first quarter of 2015 or 2014.

Outstanding share data

As of March 25, 2015, the Company had 317,861,632 common shares issued and outstanding. Also as of March 25, 2015, the Company had outstanding 18,371,883 stock options with a weighted-average exercise price of C$4.87, 3,181,750 Performance Share Units and 212,778 Deferred Share Units.

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

We have not hedged our exposure to currency fluctuations.  At February 28, 2015, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at February 28, 2015, and assuming that all other variables remain constant, a C$0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.0 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments.  All deposits are held through two large Canadian chartered banks with high investment-grade ratings and have maturities of less than one year.

Interest rate risk

The Notes are not subject to interest rate risk because they are at fixed rates.  The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate.  Based on the amount owing on the promissory note as at February 28, 2015, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.8 million in the interest accrued by us per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2015. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.                      Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2014, as filed with the SEC on January 28, 2015. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2014, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: March 31, 2015	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ David A. Ottewell
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