Form 10-Q
period 2015-05-31
NOVAGOLD RESOURCES INC
filed 2015-07-07
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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

As of June 30, 2015, the Company had 317,861,632 Common Shares, no par value, outstanding.

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

•	the risk that permits and governmental approvals necessary to develop and operate mines on our properties will not be available on a timely basis, subject to reasonable conditions, or at all;

•	commodity price fluctuations;

•	risks related to governmental regulation and permits, including environmental regulation;

•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

•	uncertainty related to title to our mineral properties;

•	uncertainty related to unsettled aboriginal rights and title in British Columbia;

•	our history of losses and expectation of future losses;

•	uncertainty as to the outcome of potential litigation;

•	risks related to our largest shareholder;

•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

•	competition in the mining industry;

•	our need to attract and retain qualified management and technical personnel;

•	risks related to our current practice of not using hedging arrangements;

•	risks related to conflicts of interests of some of the directors of the Company;

•	risks related to global climate change;

•	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society; and

•	increased regulatory compliance costs relating to the Dodd-Frank Act.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At May 31, 2015	At November 30, 2014
ASSETS
Cash and cash equivalents	$49,696	$70,325
Investments (note 4)	85,000	95,000
Other assets	3,178	3,735
Current assets	137,874	169,060
Investments (note 4)	574	901
Investment in affiliates (note 5)	262,092	284,865
Mineral properties	46,830	50,897
Deferred income taxes	10,528	11,445
Other assets	6,920	7,378
Total assets	$464,818	$524,546

LIABILITIES
Accounts payable and accrued liabilities	$2,113	$3,489
Debt (note 6)	—	15,112
Other liabilities	548	625
Current liabilities	2,661	19,226
Debt (note 6)	78,174	76,153
Deferred income taxes	22,123	24,051
Total liabilities	102,958	119,430

Commitments and contingencies (note 13)

EQUITY
Common shares	1,938,042	1,936,336
Contributed surplus	77,601	74,038
Accumulated deficit	(1,658,586)	(1,640,103)
Accumulated other comprehensive income	4,803	34,845
Total equity	361,860	405,116
Total liabilities and equity	$464,818	$524,546

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on July 7, 2015. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Operating expenses:
Equity loss of affiliates (note 5)	$3,939	$3,616	$6,561	$7,237
General and administrative (note 8)	3,150	4,640	11,652	12,342
Exploration and evaluation	148	—	301	—
Depreciation	9	8	18	18
	7,246	8,264	18,532	19,597

Loss from operations	(7,246)	(8,264)	(18,532)	(19,597)

Other income (expense):
Interest income	187	150	365	466
Interest expense	(1,458)	(1,562)	(3,101)	(3,620)
Foreign exchange gain (loss)	(247)	(1,101)	3,215	1,348
Write-down of investments (note 4)	(426)	—	(426)	—
Other	—	140	—	25
	(1,944)	(2,373)	53	(1,781)

Loss before income taxes	(9,190)	(10,637)	(18,479)	(21,378)
Income tax (expense) recovery	6	(44)	(4)	6
Net loss	$(9,184)	$(10,681)	$(18,483)	$(21,372)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Weighted average shares outstanding
Basic and diluted (thousands)	317,862	317,295	317,821	317,117

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014

Net loss	$(9,184)	$(10,681)	$(18,483)	$(21,372)

Unrealized gains (losses) on marketable securities
Unrealized holding gains (losses) during period	(190)	(210)	(252)	109
Reclassification adjustment for losses included in net loss (note 11)	426	—	426	—
Net unrealized gain (loss), net of $(6), $44, $4 and $(6) tax (expense) recovery	236	(210)	174	109
Foreign currency translation adjustments	1,544	8,375	(30,216)	(8,712)
Other comprehensive income (loss)	1,780	8,165	(30,042)	(8,603)

Comprehensive loss	$(7,404)	$(2,516)	$(48,525)	$(29,975)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Operating activities:
Net loss	$(9,184)	$(10,681)	$(18,483)	$(21,372)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9	8	18	18
Deferred income taxes	(6)	44	4	(6)
Foreign exchange (gain) loss	247	1,101	(3,215)	(1,348)
Share-based compensation	728	1,907	6,057	6,565
Equity losses of affiliates	3,939	3,616	6,561	7,237
Write-down of investments	426	—	426	—
Other	1,287	1,095	2,686	2,785
Withholding tax paid on stock based compensation	—	—	(827)	(636)
Net change in operating assets and liabilities (note 10)	18	2,436	(1,385)	1,069
Net cash used in operations	(2,536)	(474)	(8,158)	(5,688)

Investing activities:
Additions to property and equipment	—	—	—	(22)
Proceeds from term deposits	50,000	60,000	95,000	110,000
Purchases of term deposits	(45,000)	(55,000)	(85,000)	(105,000)
Funding of affiliates	(3,934)	(5,569)	(6,462)	(9,191)
Net cash provided from (used in) investing activities	1,066	(569)	3,538	(4,213)

Financing activities:
Repayment of debt	(15,829)	—	(15,829)	—
Net cash used in financing activities	(15,829)	—	(15,829)	—

Effect of exchange rate changes on cash	38	50	(180)	(32)
Decrease in cash and cash equivalents	(17,261)	(993)	(20,629)	(9,933)
Cash and cash equivalents at beginning of period	66,957	72,322	70,325	81,262
Cash and cash equivalents at end of period	$49,696	$71,329	$49,696	$71,329

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income	equity

November 30, 2013	316,661	$1,933,953	$66,811	$(1,599,619)	$64,504	$465,649
Net loss	—	—	—	(40,484)	—	(40,484)
Other comprehensive loss	—	—	—	—	(29,659)	(29,659)
Share-based compensation and related share issuances	627	2,383	7,227	—	—	9,610
November 30, 2014	317,288	$1,936,336	$74,038	$(1,640,103)	$34,845	$405,116
Net loss	—	—	—	(18,483)	—	(18,483)
Other comprehensive loss	—	—	—	—	(30,042)	(30,042)
Share-based compensation and related share issuances	574	1,706	3,563	—	—	5,269
May 31, 2015	317,862	$1,938,042	$77,601	$(1,658,586)	$4,803	$361,860

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

The Condensed Consolidated Interim Financial Statements of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2014. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (“US GAAP”) have been condensed or omitted.

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

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under US GAAP with financial statements prepared under International Financial Reporting Standards, as issued by the IASB (IFRS). In January 2013, an update was issued to further clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

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

NOTE 4 – INVESTMENTS

		At May 31, 2015
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$85,000	$—	$—	$85,000

Long-term:
Marketable equity securities	$493	$81	$—	$574

		At November 30, 2014
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$95,000	$—	$—	$95,000

Long-term:
Marketable equity securities	$990	$139	$(228)	$901

Term deposits are held at two large Canadian financial institutions with original maturities of 12 months or less. Marketable equity securities include available-for-sale investments in mineral exploration companies. During the second quarter of 2015, the Company recognized impairments for other-than-temporary declines in value of $426 for marketable equity securities. At May 31, 2015, after recognition of the impairments, there were no unrealized losses.

NOTE 5 – INVESTMENT IN AFFILIATES

	At May 31, 2015	At November 30, 2014
Donlin Gold LLC, Alaska, U.S.A	$1,486	$1,618
Galore Creek Partnership, British Columbia, Canada	260,606	283,247
	$262,092	$284,865

Donlin Gold LLC

On December 1, 2007, together with a subsidiary of Barrick Gold Corporation (“Barrick”), the Company formed a limited liability company (“Donlin Gold LLC”) to advance the Donlin Gold project in Alaska. Donlin Gold LLC has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of Barrick and the Company. The Company has a 50% interest in Donlin Gold LLC.

Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Six months ended May 31,
	2015	2014
Balance – beginning of period	$1,618	$1,720
Funding	6,018	7,746
Share of losses	(6,150)	(5,986)
Balance – end of period	$1,486	$3,480

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral Property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral Property than the Company.

	At May 31, 2015	At November 30, 2014
Current assets: Cash, prepaid expenses and other receivables	$2,217	$2,294
Non-current assets: Property and equipment	317	403
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,048)	(1,079)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,486	$33,618

Galore Creek Partnership

The Galore Creek project is owned by the Galore Creek Partnership (“Partnership”), a partnership in which a wholly owned subsidiary of NOVAGOLD and Teck Resources Limited (“Teck”) each own a 50% interest. The Partnership was formed in May 2007. Teck earned its 50% interest in the Partnership upon completion of its funding commitment of C$373,300 in June 2011. Commencing June 2011, the partners funded the project costs on a 50/50 basis. The Partnership prepares its financial statements under IFRS and are presented in Canadian dollars. In accounting for its investment in the Partnership, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.

Changes in the Company’s 50% investment in the Partnership are summarized as follows:

	Six months ended May 31,
	2015	2014
Balance – beginning of period	$283,247	$305,735
Funding	444	1,445
Share of losses	(411)	(1,250)
Exploration tax credit	—	(693)
Foreign currency translation	(22,674)	(6,259)
Balance – end of period	$260,606	$298,978

As a result of recording the Company’s investment in the Partnership at fair value in June 2011, the carrying value of the Company’s 50% interest in the Partnership is higher than 50% of the book value of the Partnership. Therefore, the Company’s investment in the Partnership does not equal 50% of the net assets recorded by the Partnership. The following amounts represent the Company’s 50% share of the assets and liabilities of the Partnership:

	At May 31, 2015	At November 30, 2014
Current assets: Cash, prepaid expenses and other receivables	$387	$386
Non-current assets: Property and equipment	234,610	254,991
Current liabilities: Accounts payable and accrued liabilities	(330)	(360)
Non-current liabilities: Payables and reclamation obligation	(7,690)	(8,268)
Net assets	$226,977	$246,749

Equity losses of affiliates

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Donlin Gold LLC:
Mineral property expenditures	$3,612	$3,083	$6,065	$5,893
Depreciation	42	48	85	94
	3,654	3,131	6,150	5,987
Galore Creek Partnership:
Mineral property expenditures	12	47	25	328
Care and maintenance expense	273	438	386	922
	285	485	411	1,250
	$3,939	$3,616	$6,561	$7,237

NOTE 6 – DEBT

	At May 31, 2015	At November 30, 2014
Convertible notes	$—	$15,112
Promissory note	78,174	76,153
	78,174	91,265
Less: current portion	—	(15,112)
	$78,174	$76,153

Scheduled minimum debt repayments are $nil for the remainder of 2015 through 2019, and $78,174 thereafter. The carrying value of the debt approximates fair value.

Convertible notes

The remaining $15,829 principal amount of the original $95,000 in unsecured senior convertible notes (“Notes”) issued by the Company on March 26, 2008 was repaid on May 1, 2015. Changes in the carrying value of the Notes are summarized as follows:

	Six months ended May 31,
	2015	2014
Balance – beginning of period	$15,112	$13,570
Accretion expense	717	739
Repayment of Notes	(15,829)	—
Balance – end of period	$—	$14,309

The following table provides the net amounts recognized in the Condensed Consolidated Balance Sheets related to the Notes:

	At May 31, 2015	At November 30, 2014
Principal amount	$—	$15,829
Unamortized debt discount	—	(717)
Net carrying amount	$—	$15,112

Promissory note

As part of the agreement that led to the formation of Donlin Gold LLC, the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007 out of the Company’s share of future mine production cash flow. The Company has a promissory note payable to Barrick for $51,600, plus interest at a rate of US prime plus 2%, amounting to $26,574 in accrued interest since the inception of the promissory note.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $574 at May 31, 2015 ($901 at November 30, 2014), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Salaries	$1,532	$1,470	$3,050	$3,103
Share-based compensation	728	1,907	6,057	6,565
Office expense	575	506	1,068	1,168
Professional fees	136	388	378	782
Corporate development	179	369	1,099	724
	$3,150	$4,640	$11,652	$12,342

NOTE 9 – SHARE-BASED COMPENSATION

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Stock options	$(488)	$831	$3,616	$4,567
Performance share unit plan	1,163	1,030	2,333	1,898
Deferred share unit plan	53	46	108	100
	$728	$1,907	$6,057	$6,565

In the second quarter of 2015, stock option expense was decreased by a non-cash out-of-period adjustment of $1,048 in respect of an overstatement of stock option expense in the first quarter of 2015.

In the first six months of 2015, the Company granted 4,359,000 share options to employees and directors with an exercise price of C$3.18 per share and a fair value of C$1.30 per share. The Company also granted 1,377,000 performance share units to employees with a fair value of C$3.86 per unit.

In the first six months of 2014, the Company granted 6,092,000 share options to employees and directors with an exercise price of C$2.90 per share and a fair value of C$1.18 per share. The Company also granted 1,820,000 performance share units to employees with a fair value of C$3.18 per unit.

NOTE 10 – CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014

Decrease in receivables, deposits and prepaid amounts	$173	$2,549	$505	$2,504
Decrease in accounts payable and accrued liabilities	(154)	(92)	(1,813)	(1,387)
Decrease in reclamation and remediation liabilities	(1)	(21)	(77)	(48)
	$18	$2,436	$(1,385)	$1,069

NOTE 11 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

	Unrealized gain (loss) on marketable securities, net	Foreign currency translation adjustments	Total
November 30, 2014	$(104)	$34,949	$34,845
Change in other comprehensive income (loss) before reclassifications	(252)	(30,216)	(30,468)
Reclassifications from accumulated other comprehensive income (loss)	426	—	426
Net current-period other comprehensive income (loss)	174	(30,216)	(30,042)
May 31, 2015	$70	$4,733	$4,803

There were no amounts reclassified from other comprehensive loss in the six month period ended May 31, 2014.

NOTE 12 – RELATED PARTY TRANSACTIONS

In the first six months of 2015, the Company provided management services to Donlin Gold LLC for $nil ($149 in the first six months of 2014); and office rental and services to Galore Creek Partnership for $180 ($200 in the first six months of 2014).

As of May 31, 2015, the Company has accounts receivable from Galore Creek Partnership of $308 (November 30, 2014: $335) included in other current assets and a receivable of $3,528 (November 30, 2014: $3,836) from Galore Creek Partnership included in other long-term assets.

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $232 in the remainder of 2015, $361 in 2016 and $307 in 2017, totaling $900.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended May 31,
	2015	2014
Interest received	$313	$343
Interest paid	$435	$435
Income taxes paid	—	$295

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six month periods ended May 31, 2015 and 2014.  This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, preparation of engineering designs and the financing to fund these objectives.

Our goals for 2015 include:

•	Advance the Donlin Gold project toward a construction decision.

•	Advance Galore Creek mine planning and project design.

•	Evaluate opportunities to monetize the value of Galore Creek.

•	Maintain a healthy balance sheet.

•	Maintain an effective corporate social responsibility program.

Second quarter highlights

Donlin Gold

Permitting activities continued at Donlin Gold in the second quarter of 2015 and were mainly focused on the draft Environmental Impact Statement (EIS). The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which, for Donlin Gold, commenced in 2012 and is anticipated to take approximately five years to complete. This document is comprised of four main sections which:

•
Outline of the purpose and the need for the development of the proposed mine and the benefit it would bring to the stakeholders of Donlin Gold’s Native Corporation Partners, Calista Corporation and The Kuskokwim Corporation (TKC).

•
Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.

•
Involve the preparation of an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential physical, biological, social, and cultural impacts relative to the existing baseline conditions.This portion normally constitutes the most extensive part of the EIS.

•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.

In the second quarter, the Corps addressed cooperating agency comments received on the initial drafts of these four sections and issued a preliminary draft EIS (PDEIS) for additional agency review. The release of the PDEIS is a major step in the process leading to publication of the draft EIS for public comment. The Donlin Gold EIS is a very thorough and thoughtful analysis of the project. Agency comments received to date have been substantive, constructive, and primarily focused on clarifying certain aspects of the EIS to efficiently communicate the potential effects of development of the Donlin Gold project. This early input into the EIS is very important, as it ensures that the draft EIS meets the expectations and the needs of all of the agencies involved in permitting and reviewing the Donlin Gold project. The Corps is working toward the publication of the draft EIS around 2015 year-end and continues to anticipate issuance of the final Donlin Gold EIS in early 2017. This timeline provides ample opportunity for all the stakeholders to become informed and comment on the EIS. The Corps’ time table for the Donlin Gold EIS process can be found on their website at www.donlingoldeis.com.

In addition to actively participating in the NEPA process, Donlin Gold LLC continues to work simultaneously with other permitting agencies on major permit applications, including:

•	working with the State to finalize an air quality permit application for submittal;

•	finalizing approaches to water management, treatment, and discharge to facilitate issuance of the water discharge and use permits;

•	coordinating and supporting the State, Federal, and native landowner reviews of the rights-of-way and lease applications for the gas pipeline;

•	working with the State Dam Safety program on engineering evaluation and authorization of the seven large dams proposed for the project, including the tailings storage facility dam; and

•
supporting the Corps in finalizing the determination of the impacts on wetland areas, functions, and values and proposing compensatory mitigation as required by the Clean Water Act section 404 permitting process.

In the second quarter, Donlin Gold remained actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing on its workforce development strategy.

Our share of cash funding for Donlin Gold was $3.6 million and $6.0 million in the second quarter and first six months of 2015, respectively. For the full year, we expect to spend approximately $12.6 million to fund our share of Donlin Gold activities, primarily for continued permitting and community development.

We record our interest in Donlin Gold LLC as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek

The focus in 2015 is to continue to advance technical studies in project mine planning and design, and waste rock and water management, and perform environmental monitoring, community commitments and site care and maintenance. We expect this effort to further improve the value and marketability of the Galore Creek project, which we continue to be open to monetizing, in whole or in part, to strengthen our balance sheet and focus primarily on the permitting of Donlin Gold.

Galore Creek technical studies continued at a measured pace during the second quarter of 2015. A request for expression of interest was issued for a study of the access tunnel into the Galore Valley.

Galore Creek remains active in the community, sponsoring local fundraising events, supporting Tahltan literacy camps, as well as providing funding for research to develop a Tahltan language dictionary.

Our share of cash funding for Galore Creek was $0.2 million and $0.4 million in the second quarter and first six months of 2015, respectively, primarily for technical studies and care and maintenance, including community commitments. For the full year, we expect to spend approximately $1.6 million to fund our share of Galore Creek’s activities.

We record our interest in the Galore Creek Partnership as an equity investment, which results in our 50% share of expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents the fair value of the Company’s investment in the Galore Creek Partnership in 2011, recorded upon Teck’s completion of their earn-in, as well as unused funds advanced to the Partnership.

During the first quarter of 2015, there was a significant decline in the price of copper. The copper price partially recovered in the second quarter of 2015. A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment. Therefore, if the recent decline in price is sustained over a longer period, the Company may be required to test its investments in the Galore Creek partnership and its Copper Canyon mineral property for impairment.

Outlook

We do not currently generate operating cash flows. At May 31, 2015, we had cash and cash equivalents of $49.7 million and term deposits of $85.0 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting at the Donlin Gold project. For the full year, we continue to expect to spend approximately $44.8 million, including $15.8 million used in the second quarter to repay the principal on the remaining convertible notes, $14.2 million to fund our share of expenditures at the Donlin Gold and Galore Creek projects; $1.5 million for joint Donlin Gold studies with Barrick and $13.3 million for general and administrative costs, interest, working capital and other corporate purposes. Of the anticipated expenditures of approximately $44.8 million, $30.6 million was expended as of May 31, 2015.

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

Summary of Consolidated Financial Performance

	Three months ended May 31,		Six months ended May 31,
($ thousands, except per share)	2015	2014	2015	2014
Loss from operations	$(7,246)	$(8,264)	$(18,532)	$(19,597)
Net loss	$(9,184)	$(10,681)	$(18,483)	$(21,372)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Results of Operations

Second quarter 2015 compared to 2014

Loss from operations decreased from $8.3 million in 2014 to $7.2 million in 2015. General and administrative expenses were lower due to a non-cash out-of-period adjustment of $1.0 million in respect of an overstatement of stock option expense in the first quarter of 2015 and favorable foreign exchange translation of expenses incurred in Canadian dollars. Our share of losses at the Donlin Gold project increased by $0.5 million, as 2015 activities continued to focus on permitting.

Net loss decreased from $10.7 million ($0.03 per share) in 2014 to $9.2 million ($0.03 per share) in 2015, primarily due to lower foreign exchange losses in 2015, partially offset by a $0.4 million write-down of the Company’s investments in junior mining companies.

First six months 2015 compared to 2014

Loss from operations decreased from $19.6 million in 2014 to $18.5 million in 2015, primarily due to severance costs at the Galore Creek project incurred in the prior year period and favorable foreign exchange translation of expenses incurred in Canadian dollars. Exploration and evaluation expense includes $0.3 million for the Company’s share of the Donlin Gold joint studies with Barrick.

Net loss decreased from $21.4 million ($0.07 per share) in 2014 to $18.5 million ($0.06 per share) in 2015, primarily due to an increase in foreign exchange gains and lower interest expense, partially offset by a $0.4 million write-down of investments in junior mining companies. The U.S. dollar significantly strengthened in relation to the Canadian dollar during the first six months of 2015 and foreign exchange gains were realized by the Canadian parent company on its cash denominated in U.S. dollars, partially offset by foreign exchange losses on the convertible notes.

Liquidity, Capital Resources and Capital Requirements

	Three months ended May 31,		Six months ended May 31,
($ thousands)	2015	2014	2015	2014
Cash used in operations	$(2,536)	$(474)	$(8,158)	$(5,688)
Cash used in investing activities	$1,066	$(569)	$3,538	$(4,213)
Cash used in financing activities	$(15,829)	$—	$(15,829)	$—

($ thousands)	At May 31, 2015	At November 30, 2014
Cash and cash equivalents	$49,696	$70,325
Term deposits	$85,000	$95,000

Second quarter 2015 compared to 2014

Cash and cash equivalents decreased by $17.3 million and term deposits decreased by $5.0 million during the second quarter of 2015.  The decrease in cash was primarily related to the repayment of $15.8 million of the remaining convertible notes, $2.5 million used in operating activities for administrative costs and interest payments and $3.9 million to fund our share of the Donlin Gold and Galore Creek projects, partially offset by a $5.0 million reduction in term deposits.

Cash used in operations increased from $0.5 million in 2014, to $2.5 million in 2015. In 2014, cash used in operations was favorably impacted by reductions in accounts receivable. Cash used in investing activities decreased in 2015 due to the timing of funding requirements at Donlin Gold. In the second quarters of 2015 and 2014, term deposits were reduced by $5.0 million. The term deposits are denominated in U.S. dollars and are held at two Canadian chartered banks. Cash used in financing activities in 2015 included $15.8 million to repay the remaining convertible notes.

First six months 2015 compared to 2014

Cash and cash equivalents decreased by $20.6 million and term deposits decreased by $10.0 million during the first six months of 2015. The decrease in cash was primarily related to the repayment of $15.8 million of the remaining convertible notes, $8.2 million used in operating activities for administrative costs, reductions in accounts payable and interest payments, and $6.4 million to fund our share of the Donlin Gold and Galore Creek projects, partially offset by a $10.0 million net reduction in term deposits.

Cash used in operations increased from $5.7 million in 2014, to $8.2 million in 2015, primarily due to working capital changes. Cash used in investing activities in 2014 was $4.2 million compared to $3.5 million of cash provided from investing activities in 2015. Proceeds from term deposits were $5.0 million higher in 2015 and funding requirements at the Donlin Gold and Galore Creek projects decreased by $2.7 million. Cash used in financing activities in 2015 included the repayment of the remaining $15.8 million of convertible notes.

Outstanding share data

As of June 30, 2015, the Company had 317,861,632 common shares issued and outstanding. Also as of June 30, 2015, the Company had outstanding 18,309,050 stock options with a weighted-average exercise price of C$4.87, 3,181,750 Performance Share Units and 225,740 Deferred Share Units.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Interim Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including currency, credit and interest rate risks.

Currency risk

We are exposed to financial risk related to the fluctuation of foreign exchange rates. We operate in Canada and the United States and a portion of our expenses are incurred in Canadian dollars. A significant change in the currency exchange rate between the Canadian dollar relative to the U.S. dollar would have an effect on our results of operations, financial position or cash flows.

We have not hedged our exposure to currency fluctuations. At May 31, 2015, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at May 31, 2015, and assuming that all other variables remain constant, a C$0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.0 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through two large Canadian financial institutions with high investment-grade ratings and have original maturities of one year or less.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at May 31, 2015, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.8 million in the interest accrued by us per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2015. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: July 7, 2015	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101
The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition.