Form 10-Q
period 2015-08-31
NOVAGOLD RESOURCES INC
filed 2015-10-06
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

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

As of September 30, 2015, the Company had 317,906,679 Common Shares, no par value, outstanding.

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

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q under the heading “Risk Factors”.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At August 31, 2015	At November 30, 2014
ASSETS
Cash and cash equivalents	$44,987	$70,325
Investments (note 4)	85,000	95,000
Other assets	3,043	3,735
Current assets	133,030	169,060
Investments (note 4)	462	901
Investment in affiliates (note 5)	248,107	284,865
Mineral properties	44,266	50,897
Deferred income taxes	9,952	11,445
Other assets	6,637	7,378
Total assets	442,454	$524,546

LIABILITIES
Accounts payable and accrued liabilities	$2,524	$3,489
Debt (note 6)	—	15,112
Other liabilities	518	625
Current liabilities	3,042	19,226
Debt (note 6)	79,219	76,153
Deferred income taxes	20,912	24,051
Total liabilities	103,173	119,430

Commitments and contingencies (note 13)

EQUITY
Common shares	1,938,042	1,936,336
Contributed surplus	79,367	74,038
Accumulated deficit	(1,664,887)	(1,640,103)
Accumulated other comprehensive income (loss)	(13,241)	34,845
Total equity	339,281	405,116
Total liabilities and equity	$442,454	$524,546

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 6, 2015. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Operating expenses:
Equity loss of affiliates (note 5)	$2,457	$5,709	$9,018	$12,946
General and administrative (note 8)	4,062	5,037	15,714	17,379
Exploration and evaluation	52	—	353	—
Depreciation	8	9	26	27
	6,579	10,755	25,111	30,352

Loss from operations	(6,579)	(10,755)	(25,111)	(30,352)

Other income (expense):
Interest income	192	183	557	649
Interest expense	(1,045)	(1,609)	(4,146)	(5,229)
Foreign exchange gain	1,141	173	4,356	1,521
Write-down of investments (note 4)	—	—	(426)	—
Other	—	—	—	25
	288	(1,253)	341	(3,034)

Loss before income taxes	(6,291)	(12,008)	(24,770)	(33,386)
Income tax (expense) recovery	(10)	(1)	(14)	5
Net loss	$(6,301)	$(12,009)	$(24,784)	$(33,381)

Loss per common share
Basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.11)

Weighted average shares outstanding
Basic and diluted (thousands)	317,862	317,288	317,835	317,175

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014

Net loss	$(6,301)	$(12,009)	$(24,784)	$(33,381)

Unrealized gains (losses) on marketable securities
Unrealized holding gains (losses) during period	(75)	26	(327)	135
Reclassification adjustment for losses included in net loss (note 11)	—	—	426	—
Net unrealized gain (loss), net of $10, $1, $14 and $(5) tax recovery (expense)	(75)	26	99	135
Foreign currency translation adjustments	(17,969)	(1,157)	(48,185)	(9,869)
Other comprehensive income (loss)	(18,044)	(1,131)	(48,086)	(9,734)

Comprehensive loss	$(24,345)	$(13,140)	$(72,870)	$(43,115)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014

Operating activities:
Net loss	$(6,301)	$(12,009)	$(24,784)	$(33,381)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8	9	26	27
Deferred income taxes	10	1	14	(5)
Foreign exchange gain	(1,141)	(173)	(4,356)	(1,521)
Share-based compensation	1,673	1,886	7,730	8,451
Equity losses of affiliates	2,457	5,709	9,018	12,946
Write-down of investments	—	—	426	—
Other	1,018	1,379	3,704	4,164
Withholding tax paid on stock based compensation	—	—	(827)	(636)
Net change in operating assets and liabilities (note 10)	521	1,525	(864)	2,594
Net cash used in operations	(1,755)	(1,673)	(9,913)	(7,361)

Investing activities:
Additions to property and equipment	—	—	—	(22)
Proceeds from term deposits	40,000	50,000	135,000	160,000
Purchases of term deposits	(40,000)	(45,000)	(125,000)	(150,000)
Funding of affiliates	(2,757)	(3,799)	(9,219)	(12,990)
Net cash provided from (used in) investing activities	(2,757)	1,201	781	(3,012)

Financing activities:
Repayment of debt	—	—	(15,829)	—
Net cash used in financing activities	—	—	(15,829)	—

Effect of exchange rate changes on cash	(197)	(13)	(377)	(45)
Decrease in cash and cash equivalents	(4,709)	(485)	(25,338)	(10,418)
Cash and cash equivalents at beginning of period	49,696	71,329	70,325	81,262
Cash and cash equivalents at end of period	$44,987	$70,844	$44,987	$70,844

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income	equity

November 30, 2013	316,661	$1,933,953	$66,811	$(1,599,619)	$64,504	$465,649
Net loss	—	—	—	(40,484)	—	(40,484)
Other comprehensive loss	—	—	—	—	(29,659)	(29,659)
Share-based compensation and related share issuances	627	2,383	7,227	—	—	9,610
November 30, 2014	317,288	$1,936,336	$74,038	$(1,640,103)	$34,845	$405,116
Net loss	—	—	—	(24,784)	—	(24,784)
Other comprehensive loss	—	—	—	—	(48,086)	(48,086)
Share-based compensation and related share issuances	574	1,706	5,329	—	—	7,035
August 31, 2015	317,862	$1,938,042	$79,367	$(1,664,887)	$(13,241)	$339,281

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

Presentation of Financial Statements – Going Concern

In August 2014, Financial Accounting Standards Board Accounting Standards Codification (ASC) guidance was issued, which explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company elected early adoption of the new guidance applied prospectively. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

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

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under US GAAP with financial statements prepared under International Financial Reporting Standards (IFRS), as issued by the International Accounting Standards Board. In January 2013, an update was issued to further clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

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

NOTE 4 – INVESTMENTS

	At August 31, 2015
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$85,000	$—	$—	$85,000

Long-term:
Marketable equity securities	$465	$57	$(60)	$462

	At November 30, 2014
	Cost	Unrealized		Fair Value
	Basis	Gain	Loss	Basis
Current:
Term deposits	$95,000	$—	$—	$95,000

Long-term:
Marketable equity securities	$990	$139	$(228)	$901

Term deposits are held at two Chartered Canadian banks with original maturities of 12 months or less. Marketable equity securities include available-for-sale investments in mineral exploration companies. During the second quarter of 2015, the Company recognized impairments for other-than-temporary declines in value of $426 for marketable equity securities. At August 31, 2015, all unrealized losses were in a continuous loss position for less than 12 months.

NOTE 5 – INVESTMENT IN AFFILIATES

	At August 31, 2015	At November 30, 2014
Donlin Gold LLC, Alaska, U.S.A	$1,376	$1,618
Galore Creek Partnership, British Columbia, Canada	246,731	283,247
	$248,107	$284,865

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

Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Nine months ended August 31,
	2015	2014
Balance – beginning of period	$1,618	$1,720
Funding	8,711	11,123
Share of losses	(8,953)	(11,426)
Balance – end of period	$1,376	$1,417

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral Property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral Property than the Company.

	At August 31, 2015	At November 30, 2014
Current assets: Cash, prepaid expenses and other receivables	$2,179	$2,294
Non-current assets: Property and equipment	275	403
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,078)	(1,079)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,376	$33,618

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

Changes in the Company’s 50% investment in the Partnership are summarized as follows:

	Nine months ended August 31,
	2015	2014
Balance – beginning of period	$283,247	$305,735
Funding	508	1,867
Share of losses	(65)	(1,520)
Exploration tax credit	—	(693)
Foreign currency translation	(36,959)	(7,112)
Balance – end of period	$246,731	$298,277

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

	At August 31, 2015	At November 30, 2014
Current assets: Cash, prepaid expenses and other receivables	$859	$386
Non-current assets: Property and equipment	222,324	254,991
Current liabilities: Accounts payable and accrued liabilities	(410)	(360)
Non-current liabilities: Payables and reclamation obligation	(7,269)	(8,268)
Net assets	$215,504	$246,749

Equity losses of affiliates

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Donlin Gold LLC:
Mineral property expenditures	$2,760	$5,402	$8,825	$11,295
Depreciation	43	37	128	131
	2,803	5,439	8,953	11,426
Galore Creek Partnership:
Mineral property expenditures	46	62	71	390
Care and maintenance expense	247	208	633	1,130
Gain on sale of equipment	(639)	—	(639)	—
	(346)	270	65	1,520
	$2,457	$5,709	$9,018	$12,946

NOTE 6 – DEBT

	At August 31, 2015	At November 30, 2014
Convertible notes	$—	$15,112
Promissory note	79,219	76,153
	79,219	91,265
Less: current portion	—	(15,112)
	$79,219	$76,153

Scheduled minimum debt repayments are $nil for the remainder of 2015 through 2019, and $79,219 thereafter. The carrying value of the debt approximates fair value.

Convertible notes

The remaining $15,829 principal amount of the original $95,000 in unsecured senior convertible notes (“Notes”) issued by the Company on March 26, 2008 was repaid on May 1, 2015. Changes in the carrying value of the Notes are summarized as follows:

	Nine months ended August 31,
	2015	2014
Balance – beginning of period	$15,112	$13,570
Accretion expense	717	1,135
Repayment of Notes	(15,829)	—
Balance – end of period	$—	$14,705

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table provides the net amounts recognized in the Condensed Consolidated Balance Sheets related to the Notes:

	At August 31, 2015	At November 30, 2014
Principal amount	$—	$15,829
Unamortized debt discount	—	(717)
Net carrying amount	$—	$15,112

Promissory note

As part of the agreement that led to the formation of Donlin Gold LLC, the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007 out of the Company’s share of future mine production cash flow. The Company has a promissory note payable to Barrick for $51,600, plus interest at a rate of US prime plus 2%, amounting to $27,619 in accrued interest since the inception of the promissory note.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $462 at August 31, 2015 ($901 at November 30, 2014), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Salaries	$1,513	$1,509	$4,563	$4,612
Share-based compensation	1,673	1,886	7,730	8,451
Office expense	503	749	1,571	1,917
Professional fees	176	505	554	1,287
Corporate development	197	388	1,296	1,112
	$4,062	$5,037	$15,714	$17,379

NOTE 9 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Stock options	$493	$795	$4,111	$5,362
Performance share unit plan	1,124	1,045	3,457	2,943
Deferred share unit plan	56	46	162	146
	$1,673	$1,886	$7,730	$8,451

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

In the first nine months of 2015, the Company granted 4,359,000 share options to employees and directors with an exercise price of C$3.18 per share and a fair value of C$1.30 per share. The Company also granted 1,377,000 performance share units to employees with a fair value of C$3.86 per unit.

In the first nine months of 2014, the Company granted 6,092,000 share options to employees and directors with an exercise price of C$2.90 per share and a fair value of C$1.18 per share. The Company also granted 1,820,000 performance share units to employees with a fair value of C$3.18 per unit.

NOTE 10 – CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014

Decrease in receivables, deposits and prepaid amounts	$54	$481	$559	$2,985
Increase (decrease) in accounts payable and accrued liabilities	497	1,081	(1,316)	(277)
Decrease in reclamation and remediation liabilities	(30)	(37)	(107)	(114)
	$521	$1,525	$(864)	$2,594

NOTE 11 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gain (loss) on marketable securities, net	Foreign currency translation adjustments	Total
November 30, 2014	$(104)	$34,949	$34,845
Change in other comprehensive income (loss) before reclassifications	(327)	(48,185)	(48,512)
Reclassifications from accumulated other comprehensive income (loss)	426	—	426
Net current-period other comprehensive income (loss)	99	(48,185)	(48,086)
August 31, 2015	$(5)	$(13,236)	$(13,241)

There were no amounts reclassified from other comprehensive income (loss) in the nine month period ended August 31, 2014.

NOTE 12 – RELATED PARTY TRANSACTIONS

In the first nine months of 2015, the Company provided management services to Donlin Gold LLC for $nil ($207 in the first nine months of 2014); and office rental and services to Galore Creek Partnership for $266 ($300 in the first nine months of 2014).

As of August 31, 2015, the Company has accounts receivable from Galore Creek Partnership of $291 (November 30, 2014: $335) included in other current assets and a receivable of $3,335 (November 30, 2014: $3,836) from Galore Creek Partnership included in other long-term assets.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $132 in the remainder of 2015, $358 in 2016 and $305 in 2017, totaling $795.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended August 31,
	2015	2014
Interest received	$479	$494
Interest paid	$435	$435
Income taxes paid	$132	$295

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine month periods ended August 31, 2015 and 2014.  This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report.

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

Third quarter highlights

Donlin Gold

Permitting activities continued at Donlin Gold in the third quarter of 2015 and were mainly focused on the draft Environmental Impact Statement (EIS). The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which, for Donlin Gold, commenced in 2012 and is anticipated to take approximately five years to complete. This document is comprised of four main sections which:

•
Outline the purpose and the need for the development of the proposed mine and the benefit it would bring to the stakeholders of Donlin Gold’s Native Corporation Partners, Calista Corporation and The Kuskokwim Corporation (TKC).

•
Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.

•
Involve the preparation of an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential physical, biological, social, and cultural impacts relative to the existing baseline conditions.  This portion normally constitutes the most extensive part of the EIS.

•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.

In the third quarter, the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold EIS, received comments from the cooperating agencies on the preliminary draft EIS. Agency comments received were substantive, constructive, and primarily focused on clarifying certain aspects of the EIS to efficiently communicate the potential effects of development of the Donlin Gold project. Donlin Gold also submitted all remaining data and analysis to the Corps. This constructive exchange by all parties involved in the EIS is very important, as it ensures that the draft EIS meets the expectations and the needs of all of the agencies involved in permitting and reviewing the Donlin Gold project. The Corps is working toward the publication of the draft EIS around 2015 year-end and continues to anticipate issuance of the final EIS in early 2017. The Company believes this timeline provides ample opportunity for stakeholders to become informed about the Donlin Gold project and to comment on the EIS. The Corps’ timetable for the Donlin Gold EIS process can be found on their website at www.donlingoldeis.com.

In addition to actively participating in the NEPA process, Donlin Gold LLC continues to work simultaneously with other permitting agencies on major permit applications, including:

•	working with the State of Alaska to finalize an air quality permit application for submittal;

•	finalizing approaches to water management, treatment, and discharge to facilitate issuance of the water discharge and use permits;

•	coordinating and supporting the State, Federal, and native landowner reviews of the rights-of-way and lease applications for the gas pipeline;

•	working with the Alaska Dam Safety Program on engineering evaluation and authorization of the seven large dams proposed for the project, including the tailings storage facility dam; and

•
supporting the Corps in finalizing the determination of the impacts on wetland areas, functions, and values and proposing compensatory mitigation as required by the Clean Water Act section 404 permitting process.

In the third quarter, a request for expression of interest for third party participation in the natural gas pipeline was issued to potential candidates. Submittals are under review. Donlin Gold remained actively engaged in sponsorship activities at the community level in the third quarter, supporting local youth in leadership endeavors, visiting communities in the Yukon-Kuskokwim region and executing on its workforce development strategy.

Our share of cash funding for Donlin Gold was $2.7 million and $8.7 million in the third quarter and first nine months of 2015, respectively. For the full year, we expect to spend approximately $11.0 million to fund our share of Donlin Gold activities, primarily for continued permitting and community development.

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

Galore Creek technical studies continued at a measured pace during the third quarter of 2015. Field visits were conducted to continue to optimize integrated mining, waste and water management concepts, as well as provide a basis for long-term site management plan. A request for expression of interest was issued for a study of the access tunnel into the Galore Valley. Galore Creek remained active in the community in the third quarter, sponsoring local fundraising events and supporting Tahltan literacy camps in three villages in northern British Columbia.

Our share of cash funding for Galore Creek was $0.1 million and $0.5 million in the third quarter and first nine months of 2015, respectively, primarily for technical studies, care and maintenance, and community commitments. For the full year, we expect to spend approximately $1.0 million to fund our share of Galore Creek’s activities.

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

During the first nine months of 2015, there has been a significant decline in the price of copper in U.S dollars. A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment. However, due to the strengthening of the U.S. dollar in relation to the Canadian dollar, there has not been a significant decline in the price of copper in Canadian dollar terms. The functional currency for the Company’s Canadian operations is the Canadian dollar. Therefore, the Company assesses whether there has been a potential impairment triggering event in Canadian dollars. At August 31, 2015, the Company’s investment in the Galore Creek Partnership and its Copper Canyon mineral property were recorded at $246.7 million (C$324.6 million) and $44.3 million (C$58.2 million), respectively.

Outlook

We do not currently generate operating cash flows. At August 31, 2015, we had cash and cash equivalents of $45.0 million and term deposits of $85.0 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting at the Donlin Gold project. Based on spending to date of $35.3 million, the full year 2015 spending forecast has been reduced from $44.8 million to $41.3 million, which includes $15.8 million used in the second quarter to repay the principal on the remaining convertible notes, $12.0 million to fund our share of expenditures at the Donlin Gold and Galore Creek projects, $0.5 million for joint Donlin Gold studies with Barrick and $13.0 million for general and administrative costs, interest, working capital and other corporate purposes.

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

Summary of Consolidated Financial Performance

	Three months ended August 31,		Nine months ended August 31,
($ thousands, except per share)	2015	2014	2015	2014
Loss from operations	$(6,579)	$(10,755)	$(25,111)	$(30,352)
Net loss	$(6,301)	$(12,009)	$(24,784)	$(33,381)

Net loss per common share
Basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.11)

Results of Operations

Third quarter 2015 compared to 2014

Loss from operations decreased from $10.8 million in 2014 to $6.6 million in 2015. Our share of losses at the Donlin Gold project decreased by $2.6 million, as 2015 activities continued to focus on permitting. At the Galore Greek project, our share of losses was more than offset by a $0.6 million gain on the sale of surplus equipment. General and administrative expenses were lower due to favorable foreign exchange translation of expenses incurred in Canadian dollars.

Net loss decreased from $12.0 million ($0.04 per share) in 2014 to $6.3 million ($0.02 per share) in 2015, primarily due to the decrease in operating losses noted above and increased foreign exchange gains and lower interest expense in 2015.

First nine months 2015 compared to 2014

Loss from operations decreased from $30.4 million in 2014 to $25.1 million in 2015, primarily due to a decrease in our share of losses at Donlin Gold and Galore Creek. General and administrative expenses also decreased primarily due to favorable foreign exchange translation of expenses incurred in Canadian dollars. Exploration and evaluation expense includes $0.4 million for the Company’s share of the Donlin Gold joint studies with Barrick.

Net loss decreased from $33.4 million ($0.11 per share) in 2014 to $24.8 million ($0.08 per share) in 2015, primarily due to an increase in foreign exchange gains and lower interest expense, partially offset by a $0.4 million write-down of investments in junior mining companies. The U.S. dollar significantly strengthened in relation to the Canadian dollar during the first nine months of 2015 and foreign exchange gains were realized by the Canadian parent company on its cash denominated in U.S. dollars, partially offset by foreign exchange losses on the convertible notes.

Liquidity, Capital Resources and Capital Requirements

	Three months ended August 31,		Nine months ended August 31,
($ thousands)	2015	2014	2015	2014
Cash used in operations	$(1,755)	$(1,673)	$(9,913)	$(7,361)
Cash provided from (used in) investing activities	$(2,757)	$1,201	$781	$(3,012)
Cash used in financing activities	$—	$—	$(15,829)	$—

($ thousands)	At August 31, 2015	At November 30, 2014
Cash and cash equivalents	$44,987	$70,325
Term deposits	$85,000	$95,000

Third quarter 2015 compared to 2014

Cash and cash equivalents decreased by $4.7 million during the third quarter of 2015.  The decrease in cash was primarily related to $1.8 million used in operating activities for administrative costs and $2.8 million to fund our share of the Donlin Gold and Galore Creek projects.

Cash used in operations increased slightly from $1.7 million in 2014, to $1.8 million in 2015. Decreases in office expenses and professional fees were offset by lower working capital changes in accounts receivable and accounts payable. Cash used to fund affiliates decreased in 2015 due to the timing of funding requirements at Donlin Gold and the sale of surplus equipment at Galore Creek. In the prior year period, term deposits were reduced by $5.0 million. The term deposits are denominated in U.S. dollars and are held at two Canadian chartered banks.

First nine months 2015 compared to 2014

Cash and cash equivalents decreased by $25.3 million, and term deposits decreased by $10.0 million during the first nine months of 2015. The decrease in cash was primarily related to the repayment of $15.8 million of the remaining convertible notes, $9.9 million used in operating activities for administrative costs, reductions in accounts payable and interest payments, and $9.2 million to fund our share of the Donlin Gold and Galore Creek projects, partially offset by a $10.0 million net reduction in term deposits.

Cash used in operations increased from $7.4 million in 2014, to $9.9 million in 2015, primarily due to working capital changes, partially offset by lower office expenses and professional fees. Cash used to fund affiliates decreased by $3.8 million due to the timing of funding requirements at Donlin Gold and the sale of surplus equipment at Galore Creek. Cash used in financing activities in 2015 included the repayment of the remaining $15.8 million of convertible notes.

Outstanding share data

As of September 30, 2015, the Company had 317,906,679 common shares issued and outstanding. Also as of September 30, 2015, the Company had outstanding 17,982,600 stock options with a weighted-average exercise price of C$4.87, 3,181,750 performance share units and 240,388 deferred share units.

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

We have not hedged our exposure to currency fluctuations. At August 31, 2015, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at August 31, 2015, and assuming that all other variables remain constant, a C$0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.0 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through two large Canadian financial institutions with high investment-grade ratings and have original maturities of one year or less.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at August 31, 2015, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.8 million in the interest accrued by us per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2015. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: October 6, 2015	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer
(principal executive officer)

By:	/s/ David A. Ottewell
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