Form 10-K
period 2015-11-30
NOVAGOLD RESOURCES INC
filed 2016-01-27
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-K
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2015
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

(604) 669-6227 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, no par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Based on the last sale price on the NYSE-MKT of the registrant's common shares on May 29, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) of $4.09 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $798,815,000.

As of January 20, 2016, the registrant had 319,323,874 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 29, 2016, in connection with the registrant's 2016 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVAGOLD RESOURCES INC.

Unless the context otherwise requires, the words "we," "us," "our," the "Company" and "NOVAGOLD" refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2015.
CURRENCY
References in this report to $ refer to United States currency and C$ to Canadian currency.
CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES
We are a mineral exploration company engaged in the exploration and development of mineral properties. As used in this Annual Report on Form 10-K, the terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects ("NI 43-101") and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended ("CIM Definition Standards"). These definitions differ from the definitions in the Securities and Exchange Commission (SEC) Industry Guide 7 ("SEC Industry Guide 7") under the United States Securities Act of 1933, as amended (the "Securities Act"). Under SEC Industry Guide 7 standards, a "final" or "bankable" feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. The terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource" are defined in, and required to be disclosed by, NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves.
"Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.
Disclosure of "contained ounces" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures. Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.
The term "mineralized material" as used in this Annual Report on Form 10-K, although permissible under SEC Industry Guide 7, does not indicate "reserves" by SEC Industry Guide 7 standards. We cannot be certain that any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves". Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold and Galore Creek projects, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute "forward-looking statements" to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.
Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as "expects", "is expected", "anticipates", "believes", "plans", "projects", "estimates", "assumes", "intends", "strategy", "goals", "objectives", "potential", "possible" or variations thereof or stating that certain actions, events, conditions or results "may", "could", "would", "should", "might" or "will" be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements.

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

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in this Annual Report on Form 10-K under the heading "Risk Factors" and elsewhere.
Our forward-looking statements contained in this Annual Report on Form 10-K are based on the beliefs, expectations and opinions of management as of the date of this report. We do not assume any obligation to update forward-looking statements if circumstances or management's beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

GLOSSARY OF TECHNICAL TERMS
The following technical terms defined in this section are used throughout this Annual Report on Form 10-K.
alluvial	A placer formed by the action of running water, as in a stream channel or alluvial fan; also said of the valuable mineral (e.g. gold or diamond) associated with an alluvial placer.
arsenopyrite	An arsenic iron sulfide mineral (FeAsS).
alteration	Refers to the process of hydrothermal fluids (hot water) changing primary rock minerals (such as quartz, feldspar and hornblende) to secondary minerals (quartz, carbonate and clay minerals).
assay	A metallurgical analysis used to determine the quantity (or grade) of various metals in a sample.
bornite	A copper iron sulfide mineral (Cu5FeS4).
breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.
chalcopyrite	A copper iron sulfide mineral (CuFeS2).
concentrate	A clean product recovered in flotation, which has been upgraded sufficiently for downstream processing or sale.
cut-off grade	When determining economically viable mineral reserves, the lowest grade of mineralized material that can be mined and processed at a profit.
cyanidation	A metallurgical technique, using a dilute cyanide solution, for extracting gold from ore by dissolving the gold into solution.
dike	A tabular igneous intrusion that cuts across the bedding of the host rock.
doré	A semi-pure alloy of gold and silver.
electrowinning	The deposition of gold from solution to cathodes by passing electric current from anodes through gold-bearing solution.
extrusive	Said of igneous rock that has been erupted onto the surface of the Earth.
flotation	A process used for the concentration of minerals, especially within base metal systems.
gangue	The valueless minerals in an ore; that part of an ore that is not economically desirable but cannot be avoided in mining. It is separated from the ore minerals during concentration.
geohazard	A geologic state that may lead to widespread damage or risk, such as a landslide, debris flow, avalanche, etc.
geotechnical	Said of tasks or analysis that provide representative data of the geological rock quality in a known volume.
grade	Quantity of metal or mineral per unit weight of host rock.
greywacke	A variety of sandstone generally characterized by its hardness, dark color, and poorly sorted angular grains of quartz, feldspar, and small rock fragments set in a compact, clay-fine matrix.
host rock	A body of rock serving as a host for other rocks or for mineral deposits.
hydrothermal	Pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution.

intrusive	Said of igneous rock formed by the consolidation of magma intruded into other rocks.
lithology	The character of a rock described in terms of its structure, color, mineral composition, grain size, and arrangement of its component parts.
mafic	Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.
massive	Said of a mineral deposit, especially of sulfides, characterized by a great concentration of mineralization in one place, as opposed to a disseminated or veinlike deposit.
mineral	A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.
mineral deposit	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures.
mineralization	A natural occurrence in rocks or soil of one or more yielding minerals or metals.
net present value (NPV)	The sum of the value on a given date of a series of future cash payments and receipts, discounted to reflect the time value of money and other factors such as investment risk.
ore	Rock containing metallic or non-metallic materials that can be mined and processed at a profit.
placer	An alluvial deposit of sand and gravel, which may contain valuable metals.
porphyry	An igneous rock of any composition that contains conspicuous phenocrysts (large crystals or mineral grains) in a fine-grained groundmass.
pyrite	An iron sulfide mineral (FeS2), the most common naturally occurring sulfide mineral.
pyrrhotite	An unusual, generally weakly magnetic, iron sulfide mineral with varying iron content (Fe1-x S (x=0 to 0.2)).
reverse circulation (RC)	A type of drilling using dual-walled drill pipe in which the material drilled, water and mud are circulated up the center pipe while air is blown down the outside pipe.
realgar	An arsenic sulfide mineral (As4 S4).
reclamation	Restoration of mined land to original contour, use, or condition where possible.
rhyodacite	A volcanic, high-silica rock composed of mostly quartz and feldspar.
sedimentary	Said of rock formed at the Earth's surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.
shale	A fine-grained detrital (transported by wind, water, or ice) sedimentary rock, formed by the consolidation of clay, silt, or mud.
sill	An intrusive sheet of igneous rock of roughly uniform thickness that has been forced between the bedding planes of existing rock.
stockwork	A three-dimensional network of closely spaced planar to irregular veinlets.
stibnite	An antimony sulfide mineral (Sb2S3).
strike	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

sulfide	A compound of sulfur and some other metallic element.
syngenetic	Relating to or denoting a mineral deposit or formation produced at the same time as the host rock.
tailings	Uneconomic material produced by a mineral processing plant which is disposed of in a manner meeting government regulation and which may involve a permanent impoundment facility or which may involve the discharge of material to the environment in a manner regulated by the government authority.
vein	A thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz.
waste rock	Barren or submarginal rock that has been mined but is not of sufficient value to warrant treatment and is therefore removed ahead of the milling processes.
Canadian NI 43-101 Definitions:
Terms defined in the Canadian standards of disclosure for mineral projects.  The definitions of the terms "Mineral Reserve", "Mineral Resource", "Mining Studies", and "Qualified Person" also refer to the CIM Definition Standards, where they are further defined.
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
Qualified Person
An individual who is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience, or engineering, relating to mineral exploration or mining; has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment, or any combination of these, that is relevant to his or her professional degree or area of practice; has experience relevant to the subject matter of the mineral project and the technical report; and is in good standing with a professional association; and in the case of a professional association in a foreign jurisdiction, has a membership designation that requires attainment of a position of responsibility in their profession that requires the exercise of independent judgement and requires a favourable confidential peer evaluation of the individual's character, professional judgement, experience, and ethical fitness or requires a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining.
Quantity
Either tonnage or volume, depending on which term is the standard in the mining industry for the type of mineral.
SEC Industry Guide 7
The mining industry guide entitled "Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations" contained in the Securities Act Industry Guides published by the SEC, as amended.
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
Mineral Resource
In this Instrument, the terms "Mineral Resource", "Inferred Mineral Resource", "Indicated Mineral Resource", and "Measured Mineral Resource" have the meanings ascribed to those terms by CIM, as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by CIM Council, as amended.
Mineral Reserve
In this Instrument, the terms "Mineral Reserve", "Probably Mineral Reserve", and "Proven Mineral Reserve" have the meanings ascribed to those terms by CIM, as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by CIM Council, as amended.

Mining Studies
In this Instrument, the terms "Preliminary Feasiblity Study", "Pre-Feasibility Study" and "Feasibility Study" have the meanings ascribed to those terms by CIM, as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by CIM Council, as amended.
Independence
In this Instrument, a Qualified Person is independent of an issuer if there is no circumstance that, in the opinion of a reasonable person aware of all relevant facts, could interfere with the Qualified Person's judgement regarding the preparation of the technical report.
CIM Definition Standards for Mineral Resources and Mineral Reserves ("CIM Definition Standards"), adopted by CIM Council on May 10, 2014:
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
Feasibility Study
A Feasibility Study is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of applicable Modifying Factors together with any other relevant operational factors and detailed financial analysis, that are necessary to demonstrate, at the time of reporting, that extraction is reasonably justified (economically mineable). The results of the study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project. The confidence level of the study will be higher than that of a Pre-Feasibility Study.
Mineral Resource
A Mineral Resource is a concentration or occurrence of solid material of economic interest in or on the Earth's crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction.
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

Indicated Mineral Resource
An Indicated Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics, are estimated with sufficient confidence to allow the application of Modifying Factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit.
Geological evidence is derived from adequately detailed and reliable exploration, sampling and testing and is sufficient to assume geological and grade or quality continuity between points of observation.
And Indicated Mineral Resource has a lower level of confidence than that applying to a Measured Mineral Resource and may only be converted to a Probable Mineral Reserve.
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
A Measured Mineral Resource has a higher level of confidence than that applying to either an Indicated Mineral Resource or an Inferred Mineral Resource.  It may be converted to a Proven Mineral Reserve or to a Probable Mineral Reserve.
Modifying Factors
Modifying Factors are considerations used to convert Mineral Resources to Mineral Reserves.  These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social, and governmental factors.
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
Probable Mineral Reserve
A Probable Mineral Reserve is the economically mineable part of an Indicated, and, in some circumstances, a Measured Mineral Resource. The confidence in the Modifying Factors applying to a Probable Mineral Reserve is lower than that applying to a Proven Mineral Reserve.
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
Reserve
Refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. ("Bankable standards" implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

NOVAGOLD RESOURCES INC.

PART I
Item 1.  Business
Overview
We operate in the gold mining industry, primarily focused on advancing permitting of the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold LLC ("Donlin Gold"), a limited liability company owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation ("Barrick"). We are also committed to maximizing the value of our interest in the Galore Creek copper-gold-silver project in British Columbia, Canada. The Galore Creek project is held by a partnership owned equally by NOVAGOLD Canada Inc., a wholly-owned subsidiary of NOVAGOLD, and by Teck Resources Limited ("Teck"). We continue to explore opportunities to sell, in whole or in part, our interest in the Galore Creek project.
We do not produce gold or any other minerals, and do not currently generate operating earnings. Through 2015, funding to explore our mineral properties and to operate the Company was acquired primarily through previous equity financings consisting of public offerings of our common shares and warrants and through debt financing consisting of convertible notes. We expect to continue to raise capital through additional equity and/or debt financings, through the exercise of stock options, and otherwise.
We were incorporated by memorandum of association on December 5, 1984, under the Companies Act (Nova Scotia) as 1562756 Nova Scotia Limited. On January 14, 1985, we changed our name to NovaCan Mining Resources (l985) Limited and on March 20, 1987, we changed our name to NOVAGOLD RESOURCES INC. On May 29, 2013, our shareholders approved the continuance of the corporation into British Columbia. Subsequently, we filed the necessary documents in Nova Scotia and British Columbia and we continued under the Business Corporations Act (British Columbia) effective as of June 10, 2013. The current addresses, telephone and facsimile numbers of our offices are:
Executive office	Corporate office
201 South Main Street, Suite 400	789 West Pender Street, Suite 720
Salt Lake City, UT, USA 84111	Vancouver, BC, Canada V6C 1H2
Telephone (801) 639-0511	Toll free 1(866) 669-6227
Facsimile (801) 649-0509	Facsimile (604) 669-6272

NOVAGOLD RESOURCES INC.

Corporate Structure
As of November 30, 2015, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., NOVAGOLD (Bermuda) Alaska Limited, NOVAGOLD Resources (Bermuda) Limited and NOVAGOLD Canada Inc.
The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

NOVAGOLD RESOURCES INC.

Employees
On November 30, 2015, we had 13 full-time employees. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.
Segment and Geographical Information
We operate in a single reportable operating segment, being the exploration and development of mineral properties. Our long-lived assets are geographically distributed as shown in the following table. We did not have revenue from continuing operations in any of the periods shown below.
Long-lived assets
	At November 30,
($ thousands)	2015	2014	2013
Canada	$291,765	$340,520	$367,712
United States	2,067	3,521	4,435
	$293,832	$344,041	$372,147

Recent Developments
Donlin Gold Project
Permitting activities continued at Donlin Gold in 2015 and were mainly focused on updating our Clean Water Act Section 404 permit application information and providing the U.S. Army Corps of Engineers (the "Corps"), the lead agency for the Donlin Gold EIS, with requested input and information as the Corps prepared and completed the draft Environmental Impact Statement (EIS). The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold.
The Corps filed the Notice of Availability of the draft EIS in the Federal Register in November 2015. Subsequent to the filing of the draft EIS, the Corps issued a schedule for public meetings in the Yukon-Kuskokwin (Y-K) region and Anchorage on the Donlin Gold draft EIS. The Corps will accept all comments on the draft EIS until the close of the 5-month comment period at the end of April 2016, as well as review and respond to all comments in a final EIS, which the Corps' schedule anticipates will be published in 2017. This timeline provides ample opportunity for all the stakeholders to become informed and comment on the EIS. The Corps' time table for the Donlin Gold EIS process can be found on their website at www.donlingoldeis.com.
In addition to actively participating in the NEPA process, Donlin Gold continues to work simultaneously with the Corps and other permitting agencies to advance major permits and applications. A Request for Expression of Interest (RFEOI) for third party participation in the natural gas pipeline was issued to potential candidates. The submittals were determined to be responsive to the RFEOI, were from experienced and responsible bidders, and confirmed the potential for third party participation in construction of the natural gas pipeline.
Donlin Gold remains actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing on its workforce development strategy.
For further information, see section Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.
Galore Creek Project
During 2015, information from field visits and mine planning was used to continue to optimize integrated mining, and waste and water management concepts. A draft long-term site management plan was developed for care and maintenance. Also during 2015, Galore Creek sold excess construction equipment and awarded a generalized study of tunneling practice for the access and material handling tunnel into the Galore Creek valley. Galore Creek remains active in the community, sponsoring local fundraising events, supporting Tahltan literacy camps, as well as providing assistance and funding for research on the Tahltan language dictionary.
We will continue to evaluate opportunities to monetize the value of the asset, in whole or in part, to strengthen our balance sheet and focus primarily on the advancement of the Donlin Gold project.

NOVAGOLD RESOURCES INC.
For further information, see section Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.
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
Government and Environmental Regulations
Our exploration and development activities are subject to various national, state, provincial and local laws and regulations in the United States and Canada, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and development programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in the United States and Canada. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see section Item 1A, Risk Factors, below.
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
Gold Price History
The price of gold is volatile and is affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand, in addition to international and national political and economic conditions.

NOVAGOLD RESOURCES INC.
The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years:
Year	High	Low	Average
2011	$1,895	$1,319	$1,571
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,160
2016 (to January 20)	$1,106	$1,077	$1,092

Data Source: www.kitco.com
Available Information
We make available, free of charge, on or through our website at www.novagold.com, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.
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
None of our mineral properties are in production, we have no history of commercially producing precious or base metals from our current portfolio of mineral properties, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. None of our mineral properties are currently under construction. The future development of any mineral properties found to be economically feasible will require obtaining permits and financing and the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including:
•	the need to obtain necessary environmental and other governmental approvals and permits, and the timing and conditions of those approvals and permits;
•	the availability and cost of funds to finance construction and development activities;
•	the timing and cost, which can be considerable, of the construction of mining and processing facilities as well as related infrastructure;
•	potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent development activities;
•	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
•	the availability and cost of skilled labor and mining equipment; and
•	the availability and cost of appropriate smelting and/or refining arrangements.

NOVAGOLD RESOURCES INC.
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
In addition, there is no assurance that our mineral exploration activities will result in any discoveries of new ore bodies. If further mineralization is discovered there is also no assurance that the mineralized material would be economical for commercial production. Discovery of mineral deposits is dependent upon a number of factors and significantly influenced by the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon a number of factors which are beyond our control, including the attributes of the deposit, commodity prices, government policies and regulation, and environmental protection requirements.
We have a history of net losses and expect losses to continue for the foreseeable future.
We have a history of net losses and we expect to incur net losses for the foreseeable future. None of our mineral properties have advanced to the commercial production stage and we have no history of earnings or cash flow from operations. We expect to continue to incur net losses unless and until such time as one or more of our projects enter into commercial production and generate sufficient revenues to fund continuing operations or until such time as we are able to offset our expenses against the sale of one or more of our mineral properties, if applicable. The development of our mineral properties to achieve production will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, including the progress of ongoing exploration and development, the results of consultants' analyses and recommendations, the rate at which operating losses are incurred, the process of obtaining required government permits and approvals, the availability and cost of financing, the participation of our partners, and the execution of any sale or joint venture agreements with strategic partners. These factors, and others, are beyond our control. There is no assurance that we will be profitable in the future.
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

NOVAGOLD RESOURCES INC.
Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations.
The capital costs to take our projects into production may be significantly higher than anticipated. Escalation of costs was a significant factor in the decision to suspend construction at the Galore Creek project in 2007. On December 5, 2011, we announced the total capital cost estimate for the Donlin Gold project of approximately $6.7 billion including costs related to the natural gas pipeline (100% basis). The previous capital cost estimate for the project released in April 2009 was $4.5 billion, which did not include the cost of a natural gas pipeline.
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

NOVAGOLD RESOURCES INC.

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
Unless otherwise indicated, mineralization figures presented in this Annual Report on Form 10-K and in our other filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by our personnel and independent professionals. These estimates use mining terms as defined in accordance with Canadian NI 43-101 and CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the SEC Industry Guide 7. For further information, see Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves above. In addition, these estimates are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. There can be no assurance that:

NOVAGOLD RESOURCES INC.

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
The SEC does not permit mining companies in their filings with the SEC to disclose estimates other than mineral reserves. However, because we are a Canadian company, we also prepare and file reports in accordance with Canadian disclosure requirements. These disclosures contain resource estimates, which are required by Canada's NI 43-101.
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
Estimated mineral reserves or mineral resources may have to be recalculated based on changes in metal prices, further exploration or development activity, or actual production experience. In addition, if production costs increase, recovery rates decrease, if applicable laws and regulations are adversely changed, there is no assurance that the anticipated level of recovery will be realized or that mineral reserves or mineral resources as currently reported can be mined or processed profitably. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence mineral reserve or mineral resource estimates. The extent to which mineral resources may ultimately be reclassified as mineral reserves is dependent upon the demonstration of their profitable recovery. Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a mineral property into production and a mineral property's return on capital. We cannot provide assurance that mineralization identified at our mineral properties can or will be mined or processed profitably.
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

NOVAGOLD RESOURCES INC.
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

Access to the Donlin Gold and Galore Creek projects is limited and there is no infrastructure in the respective areas. At the Donlin Gold project, an approximately 500-kilometer long natural gas pipeline is needed to supply fuel to the generating plant proposed to provide power for the project. The proposed pipeline would traverse generally undeveloped areas in Alaska that are difficult to access. Terrain, geologic conditions, ground conditions, steep slopes, weather, and other natural conditions that are beyond our control along the pipeline route present design, permitting, construction, and operational challenges for the project. Cost and schedule estimates may increase significantly as more detailed engineering work, geotechnical and geological studies are completed.
Title and other rights to our mineral properties are subject to agreements with other parties.
The subsurface mineral and surface rights at the Donlin Gold project are owned by Calista Corporation and The Kuskokwim Corporation, respectively, two Alaska Native corporations. Donlin Gold operates on these lands pursuant to a Mining Lease with Calista Corporation and a Surface Use Agreement with The Kuskokwim Corporation. The ability of Donlin Gold to continue to explore and develop the Donlin Gold project depends upon its continued compliance with the terms and conditions of the Mining Lease and Surface Use Agreement. Furthermore, our ability to continue to explore and develop other mineral properties may be subject to agreements with other third parties, including agreements with native corporations and First Nations, for instance.
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

NOVAGOLD RESOURCES INC.

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
Our operations, exploration and development activities in Canada and the United States, are subject to extensive federal, state, provincial, territorial and local laws and regulations governing various matters, including:
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

NOVAGOLD RESOURCES INC.
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
Electrum Strategic Resources L.P. ("Electrum") and its affiliate GRAT Holdings LLC hold in the aggregate 26.7% of our issued and outstanding common shares. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the board of directors (the "Board") and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. Electrum designated Igor Levental as its observer at our Board meetings. In July 2010, Igor Levental was appointed to our Board. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman and Chief Executive Officer of The Electrum Group LLC, an investment advisor that manages Electrum's investments. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum's influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.
Some of the directors have conflicts of interest as a result of their involvement with other natural resource companies.
Certain of our directors also serve as directors, or have significant shareholdings in, other companies involved in natural resource exploration and development or mining-related activities. To the extent that such other companies may participate in ventures in which we may participate in or in ventures which we may seek to participate in, the directors may have a conflict of interest. In all cases where the directors have an interest in other companies, such other companies may also compete with us for the acquisition of mineral property investments. Any decision made by any of these directors and officers involving the Company will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of the Company. In addition, each of the directors is required to declare and refrain from voting on any matter in which these directors may have a conflict of interest in accordance with the procedures set forth in the Business Corporations Act (British Columbia) and other applicable laws.  In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.  Nonetheless, as a result of these conflicts of interest, the Company may not have an opportunity to participate in certain transactions, which may have a material adverse effect on the Company's business, profitability, financial condition, results of operation and prospects.
There is uncertainty related to unsettled aboriginal rights and title in British Columbia and this may adversely impact our operations and profit.
Native land claims in British Columbia remain the subject of active debate and litigation. The Galore Creek project lies within the traditional territory of the Tahltan Nation and the Tahltan, like the majority of British Columbia's First Nations, have not concluded a comprehensive treaty or land claims settlement regarding their traditional territories. There can be no guarantee that the unsettled nature of land claims in British Columbia will not create delays in project approval or unexpected interruptions in project progress, or result in additional costs to advance the project.

NOVAGOLD RESOURCES INC.
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
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. In respect of financial liabilities, the convertible notes are not subject to interest rate risk because they are at fixed rates. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2015, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.8 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Donlin Gold Project, Alaska, below.
We are exposed to the financial risk related to the fluctuation of foreign exchange rates. We operate in Canada and the United States and a portion of our expenses are incurred in Canadian dollars. A significant change in the currency exchange rate between the Canadian dollar relative to the U.S. dollar could have an effect on our results of operations, financial position or cash flows. We have not hedged our exposure to currency fluctuations. Based on our net exposures as of November 30, 2015, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.1 million in our consolidated comprehensive income (loss).

NOVAGOLD RESOURCES INC.
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
Although we maintain insurance to protect against certain risks in such amounts as we consider reasonable, our insurance will not cover all the potential risks associated with a mining company's operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as loss of title to mineral property, environmental pollution, or other hazards as a result of exploration and production is not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect on our financial performance and results of operations.
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

NOVAGOLD RESOURCES INC.
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
Our projects are not directly threatened by current predictions of sea level rise because all of them are located inland at elevations from 100 meters to 4,000 meters above sea level. However, changes in sea levels could affect ocean and river transportation and shipping facilities, which would be used to transport supplies, equipment and personnel to our projects and products from those projects to world markets.
Extreme weather events (such as increased frequency or intensity of storms, increased snow pack, prolonged drought) have the potential to disrupt operations at our projects. Where appropriate, our projects have developed emergency plans for managing extreme weather conditions; however, extended disruptions to supply lines due to extreme weather could result in interruption of activities at the project sites, delay or increase the cost of construction of the projects, or otherwise adversely affect our business.
We may fail to achieve and maintain the adequacy of internal control over financial reporting as per the requirements of the Sarbanes-Oxley Act.
We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act (SOX). SOX requires an annual assessment by management of the effectiveness of our internal control over financial reporting and an attestation report by our independent auditors addressing this assessment. At November 30, 2015, management concluded that our internal control over financial reporting was effective. We may in the future fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, and we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of SOX. Our failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our shares. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Future acquisitions of companies may provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure control and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws currently applicable to us.
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
In July 2010, the "Dodd-Frank Wall Street Reform and Consumer Protection Act" ("Dodd-Frank Act") was enacted, representing an overhaul of the framework for regulation of U.S. financial markets. The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission, to establish regulations for implementation of many of the provisions of the Dodd-Frank Act, and we anticipate that these new regulations will provide additional clarity regarding the extent of the impact of this legislation on us. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Dodd-Frank also requires companies in the mining industry to disclose substantial additional information in their periodic reports filed with the SEC about safety issues relating to their mining operations and will require us to disclose on an annual basis, once a final rule becomes effective, certain payments made by us, our subsidiaries or entities we control, to the U.S. government and foreign governments, including sub-national governments. This heightened scrutiny could generate negative publicity for the mining industry, increase the cost of compliance with mining regulations or result in the passage of new laws and regulations, any of which could negatively affect our business results. We may also need to incur additional costs and invest additional resources, including management's time, in order to comply with the new regulations and anticipated additional reporting and disclosure obligations. While we are not able to assess the full impact of the Dodd-Frank Act until all the implementing regulations have been adopted, based on the information available to us at this time, we do not believe provisions of the regulations implementing the Dodd-Frank Act will have a material adverse effect on our financial position, results of operations or cash flows.

NOVAGOLD RESOURCES INC.
Acquiring, holding or disposing of our securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K and, in particular, potential investors should be aware that if we are or we become a "passive foreign investment company" under the U.S. Internal Revenue Code, there may be adverse tax consequences for investors in the United States.
Acquiring, holding or disposing of our securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K. In particular, potential investors that are U.S. taxpayers should be aware that we may be considered a "passive foreign investment company" under Section 1297(a) of the U.S. Internal Revenue Code (a PFIC). We believe that we were not a PFIC for our tax year ended November 30, 2015, but may become a PFIC for future tax years. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question, and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, a U.S. taxpayer will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.
Any gain recognized on the sale of common shares of a PFIC and any excess distributions paid on the common shares of a PFIC must be ratably allocated to each day in a U.S. taxpayer's holding period for the common shares. The amount of any such gain or excess distribution allocated to prior years of such U.S. taxpayer's holding period for the common shares generally will be subject to U.S. federal income tax at the highest tax applicable to ordinary income in each such prior year, and the U.S. taxpayer will be required to pay interest on the resulting tax liability for each such prior year, calculated as if such tax liability had been due in each such prior year.
Alternatively, a U.S. taxpayer that makes a timely "QEF election" generally will be subject to U.S. federal income tax on such U.S. taxpayer's pro rata share of our "net capital gain" and "ordinary earnings" (calculated under U.S. federal income tax rules), regardless of whether such amounts are actually distributed by us. U.S. taxpayers should be aware that there can be no assurance that we will satisfy record-keeping requirements or that we will supply U.S. taxpayers with required information under the QEF rules, in event that we are a PFIC and a U.S. taxpayer wishes to make a QEF election. As a second alternative, a U.S. taxpayer may make a "mark-to-market election" if we are a PFIC and the common shares are marketable stock. A U.S. taxpayer that makes a mark-to-market election generally will include in gross income, for each taxable year in which we are a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the common shares as of the close of such taxable year over (b) such U.S. taxpayer's tax basis in such common shares.
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
Item 1B.  Unresolved Staff Comments

None.

NOVAGOLD RESOURCES INC.

Item 2.  Properties
The following descriptions summarize selected information about our 50% interest in the Donlin Gold project located in Alaska, USA and our 50% interest in the Galore Creek project located in British Columbia, Canada. Both of these projects are without known reserves, as defined under SEC Industry Guide 7. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for our mineral properties is based on the following technical reports prepared in accordance with NI 43-101:
(i)
"Donlin Creek Gold Project Alaska, USA, NI 43-101 Technical Report on Second Updated Feasibility Study" ("Donlin Gold FS") for the Donlin Gold project in southwestern Alaska, USA, prepared by AMEC Americas Limited, now known as Amec Foster Wheeler Americas Limited (AMEC), effective date November 18, 2011 and amended and filed on January 20, 2012. The Donlin Gold FS has been filed with the securities regulatory authorities in each province of Canada and with the SEC. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. References should be made to the full text of the Donlin Gold FS which is available for review on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

(ii)
"Galore Creek Copper-Gold Project NI 43-101 Technical Report on Pre-Feasibility Study, British Columbia – Canada" (the PFS) for the Galore Creek project in northwestern British Columbia, Canada, prepared by AMEC, effective date July 27, 2011 and filed on September 12, 2011. The PFS has been filed with the securities regulatory authorities in each province of Canada and with the SEC. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. References should be made to the full text of the PFS which is available for review on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

Kirk Hanson, P.E., Gordon Seibel, R.M. SME., both of whom are independent Qualified Persons as defined in NI 43-101, have approved the mineral reserves and mineral resources, respectively, included in this Annual Report on Form 10-K related to the Donlin Gold FS. Jay Melnyk, P.Eng., Greg Kulla, P.Geo., both of whom are independent Qualified Persons as defined in NI 43-101, have approved the mineral reserves and mineral resources, respectively, included in this Annual Report on Form 10-K related to the PFS. Clifford Krall, P.E., Manager of Mine Engineering for the Company and a "qualified person" under NI 43-101, has approved the scientific and technical information included in this Annual Report on Form 10-K.
The Donlin Gold FS and the Galore Creek PFS described herein were prepared under the November 2010 version of the CIM Definition Standards. The Qualified Persons who prepared the PFS and the Donlin Gold FS certify that when applying the May 2014 version of the CIM Definition Standards, reserves and resources remain unchanged.
Cautionary Note to U.S. Investors: This section and other sections of this Annual Report on Form 10-K contain the terms "measured mineral resources," "indicated mineral resources," "inferred mineral resources," "proven mineral reserves," and "probable mineral reserves" as defined in accordance with NI 43-101. Please note the following regarding these terms:
"Proven mineral reserves" and "probable mineral reserves" – The definitions of proven and probable mineral reserves used in NI 43-101 differ from the definitions for "proven reserves" and "probable reserves" as found in SEC Industry Guide 7. Accordingly, our disclosures of mineral reserves herein may not be comparable to information from U.S. companies subject to reporting and disclosure requirements of the SEC.
"Measured mineral resources" and "indicated mineral resources" – we advise U.S. investors that although these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.
"Inferred mineral resources" – we advise U.S. investors that although this term is recognized by Canadian regulations, the SEC does not recognize it. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or prefeasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute "reserves" as in-place tonnage and grade without reference to unit measures. U.S. investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

NOVAGOLD RESOURCES INC.

Donlin Gold Project, Alaska
The Donlin Gold project is an advanced-stage gold project held by Donlin Gold, a limited liability company that is owned 50% by our wholly-owned subsidiary, NOVAGOLD Resources Alaska Inc., and 50% by Barrick's wholly-owned subsidiary, Barrick Gold U.S. Inc.
We entered into the limited liability company agreement with Barrick ("LLC Agreement") dated December 1, 2007 which provided for the creation of Donlin Gold, which is jointly owned by us and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, we agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick's prior expenditures in the Donlin Gold project. As of November 30, 2015, the promissory note, including accrued interest, amounted to approximately $80.3 million. Funding is currently shared by both parties on a 50/50 basis.
Except for events subsequent to the Donlin Gold FS, including the information contained under the heading "Item 1, Recent Developments – Donlin Gold," or as otherwise stated or implied, the scientific and technical information regarding the Donlin Gold project in this Annual Report on Form 10-K is based on the Donlin Gold FS.
Property Description and Location
The Donlin Gold property is located in the Kuskokwim region of southwestern Alaska on private, Alaska Native-owned mineral and surface land and Alaska state mining claims. The property is under lease (the "Mining Lease") for subsurface rights from Calista Corporation ("Calista") and surface rights (the "Surface Use Agreement") from The Kuskokwim Corporation (TKC), two Alaska Native corporations. Calista is one of 13 regional Alaska Native corporations established as part of the Alaska Native Claims Settlement Act of 1971 (ANCSA) and under ANCSA has title to the subsurface estate in the region. TKC was formed in 1977 when the ANCSA village corporations of Lower Kalskag, Upper Kalskag, Aniak, Chuathbaluk, Napaimute, Crooked Creek, Red Devil, Georgetown, Sleetmute and Stony River, which are located along the middle region of the Kuskokwim River, merged. Under ANCSA, TKC has title to extensive surface estate in the region, including most of the project lands. The property hosts a gold deposit currently estimated at 33.8 million ounces of proven and probable reserves averaging 2.09 grams per tonne. We believe that significant exploration potential remains in the Donlin Gold district, with prospects to increase mine life and/or justify future production expansions. See Reserve and Resource Estimate, below.

NOVAGOLD RESOURCES INC.
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
Permits
Donlin Gold obtained all of the necessary permits and certifications that allowed for the exploration, associated feasibility study test work, environmental monitoring and EIS baseline data collection efforts. The current status of these permits is in line with the termination of the baseline collection effort and temporary closure of the camp in May 2015. The active permits include: Alaska Department of Natural Resources temporary use of water; the U.S. Army Corps of Engineering (individual 404 and nationwide 26); Alaska Department of Environmental Conservation (septic system, multisector stormwater general permit – sector G, owners requested limit [air]); Environmental Protection Agency injection well; Federal Aviation Administration (Landing Area). Other permits were either put on hold, closed, or allowed to expire.
On August 7, 2012, we announced that Donlin Gold commenced permitting of the project by submitting a draft Plan of Operations and Section 404 of the U.S. Clean Water Act draft permit application to federal and state regulators. The Section 404 permit application initiated the environmental review process under NEPA which involves preparation of an EIS. The Corps selected AECOM, formerly URS, an independent contractor to prepare the EIS. The Notice of Intent for the EIS was published in the Federal Register on December 14, 2012 and the NEPA public scoping process was completed on March 29, 2013. During the remainder of 2013 and in 2014 and 2015, Donlin Gold worked to address the remaining data needs for the draft EIS. Donlin Gold also continued to provide application materials and maintained ongoing dialogue with the agencies that will issue the key permits and authorizations needed for the Donlin Gold project, including the air quality, water discharge, dam safety, wetlands, water use, fish habitat, and pipeline permits. During 2014, the Corps distributed initial drafts of the Environmental Consequences sections of the draft EIS to the cooperating agencies and they provided input to the Corps prior to the end of December 2014. The Corps filed the Notice of Availability of the draft EIS in the Federal Register in November 2015. Subsequent to the filing of the draft EIS, the Corps issued a schedule for public meetings on the Donlin Gold draft EIS in the Y-K region and Anchorage on the Donlin Gold EIS. The Corps will accept all written comments on the draft EIS until the close of the 5-month comment period at the end of April 2016 and respond to all comments in a final EIS which the Corps' schedule anticipates will be published in 2017.
An extensive list of additional federal and state government permits and approvals must be obtained before the Donlin Gold project can commence construction. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that was not part of the Donlin Gold FS. Completion of this engineering will require a significant investment of funds, time, and other resources by Donlin Gold and its contractors. Also, the Donlin Gold board must approve a construction program and budget before construction of the Donlin Gold project can begin. The timing of the required engineering work and the Donlin Gold board's approval of a construction program and budget, the receipt of all required governmental permits and approvals, the availability of financing, as well as other factors, will affect whether and when construction of the Donlin Gold project will begin. Among other reasons, project delays could occur as a result of public opposition, limitations in agency staff resources during regulatory review and permitting, and/or project changes made by Donlin Gold.
Mineral Tenure
The 2011 Restated Exploration and Lode Mining Lease ("Calista Lease") between Calista and Donlin Gold, includes subsurface (mineral) rights leased from Calista. Calista also owns the corresponding surface estate on a portion of these lands, the rights to which are also included in the Calista Lease. The Calista Lease provides Donlin Gold with rights to approximately 19,883 hectares (49,132 acres) of Calista-owned land.
On June 9, 2014, the Company announced that Donlin Gold and TKC reached an updated long-term Surface Use Agreement (SUA) for the Donlin Gold Project.  The SUA with TKC grants non-exclusive surface use rights to Donlin Gold for mining activities.  TKC owns and contributed to the SUA the corresponding surface estate over most of Calista's subsurface estate included in the Calista Lease as well as some additional surface estate. The SUA with TKC provides Donlin Gold with rights to approximately 16,763 hectares (41,422 acres) of TKC-owned land.
In addition to the leased land, Donlin Gold holds 493 State of Alaska mining claims comprising approximately 28,903 hectares (71,420 acres) in the Kuskokwim and Mt. McKinley Recording Districts. The Donlin Gold State claims largely surround or are adjacent to the lands subject to the Calista Lease and TKC SUA. The State of Alaska mining claims are located on lands that are owned by the State of Alaska (409) and on State-selected lands from the BLM (84). All claims are approximately either 16.2 hectares (40 acres) or 64.8 hectares (160 acres) in size.

NOVAGOLD RESOURCES INC.
Accessibility and Climate
The Donlin Gold property is located in southwestern Alaska, approximately 20 kilometers north of the village of Crooked Creek on the Kuskokwim River. The Kuskokwim River is a regional transportation route and is serviced by commercial barge lines. A 25 kilometer-long winter road, designated as an Alaska State Highway route and transportation corridor, accesses the property from the barge landing at the village of Crooked Creek. The Donlin Gold project currently has an all-season, soft-sided camp with facilities to house up to 150 people. An adjacent 1,500 meter long airstrip is capable of handling aircraft as large as C-130 Hercules (42,000 pounds or 19,050 kilograms), allowing efficient shipment of personnel, some heavy equipment, and supplies. The Donlin Gold project can be reached directly by charter air facilities out of both Anchorage, 450 kilometers to the east and Aniak, 80 kilometers to the west.
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

1974, 1975	Resource Associates of Alaska (RAA)	Regional mineral potential evaluation for Calista. Soil grid and three bulldozer trenches dug in Snow Gulch area.	Soil, rock, and vein samples have anomalous gold values. Trench rock sample results range from 2 to 20 grams per tonne gold.
1984 to 1987	Calista Corporation	Minor work. Geologists from various mining companies, including Cominco and Kennecott, visit the property.
1986	Lyman Resources	Auger drilling for placer evaluation finds abundant gray, sulfide rich clay near Quartz Gulch.	Assays of cuttings average over 7 grams per tonne gold. Initial discovery of Far Side ("Carolyn") prospect.
1987	Calista Corporation	Rock sampling of ridge tops and auger drill sampling of Far Side prospect.	Anomalous gold values from auger holes: best result = 9.7 grams per tonne gold.
1988 to 1989	Western Gold Exploration and Mining Co.
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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.
Property Geology
Greywacke is dominant in the northern part of the area ("northern resource area" comprising Lewis, Queen, Rochelieu, and Akivik), while shale-rich units are common in the southern part of the area ("southern resource area" comprising South Lewis and ACMA).
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
Rowland Engineering Consultants performed the geotechnical assessments for the engineering to support design of the port site, airstrip, plant site and interconnecting roads. BGC, Inc. performed geotechnical analyses for the design of the pit, waste rock facility, and TSF.
The site-wide hydrological model developed by BGC, is based on extensive drill data and climatic information for the area. BGC, Inc., CEMI and SRK, Inc. provided hydrologic studies, design criteria and associated test work for the water treatment plant requirements during construction, operations, and closure. Lorax Environmental performed water quality modeling for the post closure pit lake.
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
Mineralization
Southeast-dipping north-northeast-oriented fracture zones are the primary control on gold-bearing vein distribution within the north-northeast mineralized corridors. Composite vein zones or mineralized corridors range up to 30 meters in width and extend for hundreds of meters along strike. Intrusive rocks and to a lesser extent competent massive greywacke are the most favored host rocks, and act as a secondary control on the mineralization. Gold distribution in the deposit closely mimics the intrusive rocks, which contain about 74% of the mineral resource identified in the Donlin Gold FS. Structural zones in competent sedimentary units account for the remaining 26%.
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

NOVAGOLD RESOURCES INC.
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
Process testing generated development of the following conceptual flowsheet:
•	conventional crushing and grinding;
•	concentration by flotation;
•	pressure oxidation of the concentrate in an autoclave;
•	carbon-in-leach ("CIL") cyanidation of the oxidized concentrate;
•	carbon strip and regeneration circuits;
•	gold electrowinning; and
•	refining and production of doré bars.

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

NOVAGOLD RESOURCES INC.
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

(4)
Mineral resources have been estimated using a constant net sales return (NSR) cut-off of $0.001 per tonne milled. The net sales return cut-off was calculated using the formula: NSR = Gold grade * Recovery * ($1,200 – (1.85 + ($1,200 – 1.85) * 0.045)) – (10.65 + 2.1874 * (S%) + 2.29 + 0.20) and reported in $ per tonne. The marginal gold cut-off grade would be approximately 0.57 g/t, or the gold grade that would equate to a $0.001 NSR cut-off at these same values.

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

Feasibility Study and Updates
On December 5, 2011, we announced the results of the Donlin Gold FS which revised the previous 2009 feasibility study with updated mineral reserves and resources, capital costs and operating cost estimates. The Donlin Gold FS also utilizes natural gas as the primary power generation fuel source for the project rather than the original diesel option. Based on the Donlin Gold FS, the project is expected to be a conventional truck-and-shovel open-pit operation. The mine life is estimated to be 27 years based on a nominal processing rate of 59,000 tons (53,500 tonnes) per day. During the first five years of full operation, expected production averages 1.46 million ounces of gold annually and an average of 1.13 million ounces of gold per year over its projected mine life. The total capital cost estimate for the Donlin Gold project is approximately $6.7 billion including costs related to the natural gas pipeline and a contingency of $984 million. The project's estimated after-tax net present value at a 5% discount rate ("NPV5%") is $547 million using the base case gold price of $1,200 per ounce. The internal rate of return (IRR) at the same gold price is 6.0%. The NPV and IRR calculations exclude sunk costs of $168 million assumed to be spent in Years -6 and -7.

NOVAGOLD RESOURCES INC.
Base Case Project Sensitivity to Gold Price
Gold ($ per ounce)	LOM Cash Flow ($ million)(1)	Year -5 NPV5% ($ million)(2)	Year -5 IRR (%)(2)
$1,000	$2,143	$(1,342)	2.3
$1,100	$4,191	$(385)	4.3
$1,200	$6,197	$547	6.0
$1,300	$8,187	$1,465	7.5
$1,400	$10,166	$2,375	8.9
$1,500	$11,631	$3,147	10.2

Summary of Key Evaluation Metrics (Base Case at $1,200 per ounce gold)
Total tonnes mined (million)	3,270
Ore tonnes treated (million)	505
Strip ratio (waste tonnes per ore tonne)	5.48
Gold ounces recovered (million)	30.4
Gold recovery (%)	89.8%
($ million)
Gold, net revenue	$36,445
Less:
Mining	(8,200)
Processing	(7,808)
G&A, community, refining & land	(3,232)
Costs applicable to sales(3)	(19,240)
Initial capital(1)	(6,511)
Sustaining capital	(1,505)
Total capital	(8,016)
Income taxes	(2,741)
Reclamation trust fund	(274)
Salvage	23
Total costs	(30,248)
Total cash flow(1)	$6,197

Payback period (years)	9.2
Operation life (years)	27

Year -5 NPV5%(2) ($ million)	$547
Year -5 IRR(3)	6.0%

Notes:
(1)	Cash flow after-tax excludes sunk costs of $168 million assumed to be spent in Years -6 and -7.
(2)	Reference dates for discounted cash flow metrics are Year -5 (January 1, 2014 per the Donlin Gold FS) and exclude sunk costs.
(3)	Costs applicable to sales (US GAAP), excluding Depreciation and Reclamation costs.
Operating Cost Estimates
	$ per ounce	$ per tonne milled
Mining cost	$270	$16.24
Process cost	257	15.47
G&A, community, refining & land	107	6.42
	$634	$38.13

NOVAGOLD RESOURCES INC.

Capital Cost Estimates
($ million)
Mining	$345
Site preparation /roads	236
Process facilities	1,326
Tailings	120
Utilities (including natural gas pipeline)	1,302
Ancillary buildings	304
Off-site facilities	243
Total direct costs	3,876
Owners' costs	414
Indirect costs	1,405
Contingency	984
Total indirect and contingency	2,803
Total project cost	$6,679

Sustaining capital requirements are estimated at $1,505 million over the life of the mine.
Planned Mining Operations
The Donlin Gold project will be mined by a conventional truck-and-shovel operation. Initial pioneering and pit development will be undertaken to remove overburden, develop mine access roads suitable for large mining equipment, and "face-up" the initial pit for the large shovel and mining equipment.
Primary loading units for both bulk and selective mining in ore and waste will be large hydraulic shovels, with large front-end loaders as secondary units. Large 360 tonne capacity haul trucks will be used for transporting both ore and waste out of the pit.
Blast hole drilling will be performed by medium-sized rotary and down-the-hole hammer drills with various hole diameters depending on bench height and desired mining selectivity. Reverse circulation (RC) drilling is planned for detailed geologic definition and grade control.
Support equipment will be used for road, bench, and dump maintenance and miscellaneous projects.
Planned Process Operations
The Donlin Gold project ore will be processed by crushing and grinding, sulfide flotation concentration, concentrate treatment by pressure oxidation (POX) in an autoclave, carbon-in-leach (CIL) cyanide leaching of the oxide concentrate, electrowinning, and refining to produce doré bars on site.
Due to gold being associated with sulfide mineralization, primarily arsenopyrite and pyrite, the ore is considered refractory and requires POX pre-treatment to liberate the gold prior to CIL leaching. Sulfide flotation concentration is required prior to POX to concentrate the sulfide content to a level sufficient to fuel the POX operation.
Concentrate is recovered from the primary rougher flotation followed by regrinding of the tailings prior to secondary rougher flotation. The secondary rougher concentrate is processed through a cleaner scavenger circuit producing a concentrate which is combined with the primary rougher concentrate for treatment by POX. The final tailings from the secondary rougher flotation tailings is thickened, and due to their neutralizing potential, is then utilized to modify the pH of the POX discharge solution prior to being transported to the TSF.
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
Tailings from the CIL circuit would be treated in a cyanide detoxification process using SO2/air technology prior to being recombined with the flotation tailings and transported to the TSF.

NOVAGOLD RESOURCES INC.

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
Proposed Production Plan and Schedule
Based on the Donlin Gold FS, the operating mine life is estimated to be 27 years with the nominal processing rate of 53,500 tonnes per day. Commercial gold production is proposed in the Donlin Gold FS after a period of 3 to 4 years for project permitting and concurrent engineering and 3.5 to 4 years for construction. The Donlin Gold FS also assumed that project engineering would proceed in parallel with project permitting. In addition, the Donlin Gold board must approve a construction program and budget before construction of the Donlin Gold project can begin. The timing of the initiation of the required engineering work, of the Donlin Gold board's approval of a construction program and budget, and receipt of all required governmental permits and approvals will determine whether and when construction of the Donlin Gold project will begin.
Preproduction covers the first 15 months of the mine plan, when mining activities will focus on providing sufficient ore exposure for plant start-up. Ore mined during preproduction will be stockpiled and rehandled to the mill during operations. Average mine production increases progressively in the initial years until the peak rate of 425,000 tonnes per day is reached in Year 6.
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
Proposed Tailings Storage
The TSF in the Anaconda Creek basin will be a fully lined impoundment with a cross valley dam downstream ("main dam") in the valley. The tailings dam will be constructed of compacted rock fill using the downstream method with a composite liner on the upstream face. The tailings impoundment footprint will be lined with a linear low density polyethylene liner over a layer of broadly graded silty sand and gravel acting as low permeability bedding material and providing secondary containment. Material for construction will be sourced from the plant site and fuel farm during initial construction and from the open pit for the later raises during operations.
Water Diversion Dams

Water dams are required during the construction period and initial years of operation to protect the lined upstream face of the tailings starter dam from a significant flood event, to provide a reliable source of fresh water during operation of the process plant, and to minimize runoff to the TSF.
Current and Planned On-Site Infrastructure

Current site infrastructure comprises an all-season, soft-sided camp with facilities to house up to 150 people consisting of kitchen, living quarters, equipment shop, drill shack and other buildings required for support of year-round exploration activities.

NOVAGOLD RESOURCES INC.

There is sufficient area within the project area to host an open-pit mining operation, including the proposed open pit, waste rock facility, TSF and process facilities (primary and pebble crushers, coarse ore conveyor and coarse ore stockpile, concentrator, water treatment plants, oxygen plant, boiler house, utility corridors, and access walkways). Other planned site infrastructure comprises: access roads, airstrip, accommodation camp, fuel tank farm, and dual-fueled power plant, truck shop, truck wash, workshops and vehicle repair facilities, assay laboratory, administration facilities and change rooms. Donlin Gold has secured the surface rights for the areas that may host these facilities.
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
Planned Off-site Infrastructure
The off-site infrastructure for the project includes three main development sites in remote locations: the Jungjuk Port site and mine access road; the natural gas pipeline; and the Bethel port facilities. The Jungjuk Port site is situated upriver on the Kuskokwim River near the mouth of Jungjuk Creek. A port-to-mine access road (Jungjuk Road) , approximately 44 kilometers long, will traverse varied terrain from the Jungjuk Port site to the mine site. A 4.8 kilometer long spur road will serve the project airstrip. The primary purpose of the road is to transport freight from the Jungjuk Port site to the mine mostly by conventional highway tractors and trailers. The natural gas pipeline is described under the Power heading below. The Bethel Port will be situated near the town of Bethel, a community of approximately 6,400 residents, that is the main port on the Kuskokwim River and is an administrative and transportation hub for the 56 villages in the Y-K Delta. The Port of Bethel is the northernmost medium-draft port in the United States and is served by ocean-going barges. The proposed port would serve as a trans-shipment point from ocean barges to river barges to supply the project during the summer.
Power
Natural gas will be delivered to site by an approximately 315-mile (500 kilometer) long 14-inch (356 millimeter) diameter pipeline to supply an on-site power generation facility. The Donlin Gold FS contemplates that the electric power for the site will be generated from a dual-fueled (natural gas and diesel), reciprocating engine power plant with a steam turbine utilizing waste heat recovery from the engines. The power plant consists of two equal halves, each consisting of six reciprocating engines, and a separate steam turbine. The total generation facility is nominally rated at 182 MW initially. This will increase to 215 MW after four years with the addition of two more generators (one in each half) to allow for N+2 redundancy, thus allowing planned maintenance and predicted outages without cutting back production.
The natural gas pipeline is a lower-cost alternative to the previously considered barging of diesel fuel to site to generate electricity. The Donlin Gold FS operating costs are based on importing liquefied natural gas (LNG) by ship to Anchorage and total delivery costs to site which includes regasification of the LNG and delivery from Anchorage to the Donlin Gold project via the pipeline.
The pipeline would commence at the west end of the Beluga Gas Field, approximately 48 kilometers northwest of Anchorage at a tie-in near Beluga located in the Matanuska-Susitna Borough and would run to the mine site. The pipeline would receive booster compression supplied by one compressor station. No additional compression along the pipeline route would be required. The pipeline would have capacity to transport approximately 2 million cubic meters per day of natural gas.
Water
Water requirements for the proposed project have been summarized in a Water Resources Management Plan, which is subject to review by State and Federal agencies. Water primarily will be sourced from the two drainages (American and Anaconda Creeks) within the mine footprint and pit dewatering. In some years, the water supply from these sources may not be able to meet the makeup water requirements for the plant. In these circumstances, additional water will be obtained primarily from a reservoir in Snow Gulch.
The source of water supply for the construction camp and, later, the plant site potable water systems is an array of eight deep wells south of Omega Gulch, near Crooked Creek. Water supply will be pumped to freshwater storage tanks, and will be treated prior to consumption.

NOVAGOLD RESOURCES INC.
Markets
The marketing plan is for the owners of Donlin Gold to take in-kind their respective shares of the gold production, which they can then sell for their own benefit. Under the LLC Agreement, the manager shall give the members prompt notice in advance of the delivery date upon which their respective shares of gold production will be available.
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
Financial Analysis
The total capital cost estimate for the Donlin Gold project is $6.7 billion including costs related to the natural gas pipeline and a contingency of $984 million. The project's estimated after-tax net present value (NPV5%) is $547 million with an IRR after-tax at 6.0% using the base case gold price of $1,200 per ounce. The break-even gold price is $902 per ounce. In the Donlin Gold FS, the overall economic viability of the project was evaluated by both discounted and undiscounted cash flow analyses, based on the engineering studies and cost estimates discussed in this study. Assumptions in the model comprised:
•	For discounted cash flow (or NPV) purposes, the model is based from Year -5 (January 1, 2014 per the Donlin Gold FS). Estimates were prepared for all the individual elements of cash revenue and cash expenditures for ongoing operations.
•	Estimated cash flows from revenue are based on a gold price of $1,200 per ounce as provided by Donlin Gold. The pit has been optimized at a gold price of $975 per ounce, which was the guidance in effect at the time the pit optimization work was completed.
•	Gold recovery is estimated to average 89.8% over the LOM based on work and testing performed for feasibility study and feasibility study update purposes.
•	Doré refining and shipping charges were estimated at $1.02 per ounce based on actual refining charges for Barrick's Goldstrike operations and a quotation for transportation and insurance costs from the Donlin Gold project site to a U.S.-based refinery. An additional 0.1% of gold produced from the mine is included in refining costs. This amount represents the refiner's estimate of the loss of gold that will occur during the refining process.
•	The current hydrometallurgical process selection renders any contained silver into a greater refractory state, which provides less than 10% silver recovery through standard metal leaching. As a consequence, no silver credit was applied to the project.
•	Assets will be sold over the course of the mine life, when they are no longer required for project-based work, as well as at the end of the mine life. Total recovered value from these sales is estimated at approximately $23.0 million.
•	Reclamation and closure costs were estimated at $273.7 million to be funded over the construction and operating period to fund closure and post-closure activities.
•	Inventory is included in the financial model as cash outflows in the year before start-up of operations.

Current Activities
Permitting activities continued at Donlin Gold in 2015 and were mainly focused on updating our Clean Water Act Section 404 permit application information and providing the Corps with requested input and information as the Corps prepared and completed the draft EIS. The EIS is required by NEPA, the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold.

NOVAGOLD RESOURCES INC.

The Corps filed the Notice of Availability of the draft EIS in the Notice of Federal Register in November 2015. Subsequent to the filing of the draft EIS, the Corps issued a schedule for public meetings in the Yukon-Kuskokwin region and Anchorage on the Donlin Gold draft EIS. The Corp will accept all comments on the draft EIS until the close of the 5-month comment period at the end of April 2016, as well as review and respond to all comments in a final EIS which the Corps' schedule anticipates will be published in 2017. This timeline provides ample opportunity for all the stakeholders to become informed and comment on the EIS. The Corps' time table for the Donlin Gold EIS process can be found on their website at www.donlingoldeis.com.
In addition to actively participating in the NEPA process, Donlin Gold continues to work simultaneously with the Corps and other permitting agencies to advance major permits and applications. A Request for Expression of Interest (RFEOI) for third party participation in the natural gas pipeline was issued to potential candidates. The submittals were determined to be responsive to the RFEOI, were from experienced and responsible bidders, and confirmed the potential for third party participation in construction of the natural gas pipeline.
Donlin Gold remains actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing on its workforce development strategy.
For further information, see section Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.
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
On November 16, 2011, we announced that we were evaluating opportunities to sell all or part of our 50% interest in the Galore Creek project. As of November 30, 2015, we had not received an offer for our 50% interest in the Galore Creek project.
Partnership History
On August 1, 2007, we entered into the Galore Creek Partnership Agreement with Teck (as amended on November 25, 2007 and on July 28, 2008, the "Partnership Agreement") which formed the Galore Creek Partnership giving each of us a 50% interest in the Galore Creek project. The activities of the Galore Creek Partnership are being conducted by GCMC, an independent entity controlled equally by us and Teck, pursuant to the terms of the Partnership Agreement.
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
On November 26, 2007, we announced that NOVAGOLD and Teck had reached the decision to suspend construction activities at the Galore Creek project. In light of these developments, we agreed with Teck to amend the terms of Teck's earn-in obligations in connection with the Galore Creek project. Under the amended arrangements, Teck's total earn-in was approximately C$403 million and we were to receive up to $25 million of preferential distributions once Galore Creek became fully operational, if Partnership revenues exceeded certain established targets in the first year of commercial production. Teck's sole funding of project costs incurred after August 1, 2007 was to total C$264 million, and Teck agreed to invest an additional C$72 million in the Galore Creek Partnership to be used over the next five years, principally to reassess the project and evaluate alternative development strategies. NOVAGOLD and Teck were to fund the next C$100 million of project costs one-third and two-thirds respectively, and would fund costs proportionately thereafter.

NOVAGOLD RESOURCES INC.
On February 11, 2009, we agreed with Teck to further amend certain provisions of the Partnership Agreement relating to the Galore Creek project. The amendment confirmed that NOVAGOLD and Teck each continue to hold a 50% interest in the Galore Creek Partnership. Under the amended agreement, Teck agreed to fund 100% of Galore Creek project costs until the total amount contributed by Teck after November 1, 2008, together with approximately C$16 million previously contributed by Teck on optimization studies, equaled C$60 million. Teck would have a casting vote on the Galore Creek Partnership's Management Committee with respect to the timing and nature of expenses to be solely funded by it. Following Teck's C$60 million contribution, all further costs at the Galore Creek project would be funded by Teck and us in accordance with our respective Galore Creek Partnership interests and there would no longer be any casting vote for either party. The new funding arrangements replaced the funding arrangements agreed to by Teck and us in November 2007. Teck was the sole funding partner until June 22, 2011 when it completed its C$373 million earn-in obligation. Since that date, we have funded and will continue to fund Galore Creek project expenditures equally.
Except for the information under the headings "Galore Creek – Current Activities", "Galore Creek – Project History, Drilling and Exploration, 2012 Program and 2013 Program" and "Galore Creek – Mineral Tenure", or for information related to Copper Canyon or as otherwise stated or implied, the scientific and technical information regarding the Galore Creek project in this Annual Report on Form 10-K is based on the PFS.
Property Description and Location
The Galore Creek property is a large copper-gold-silver project located in northwestern British Columbia. The main Galore Creek property, which consists of the Southwest, Central (including Bountiful deposit), Junction, West Fork, and Middle Creek zones, contains most of the project's known resources. Under an option agreement originally with subsidiaries of Rio Tinto plc and Anglo American plc, the then shareholders of Stikine Copper Limited, the owner of the core mineral claims at the Galore Creek project, we could acquire 100% of such company. On June 1, 2007, we completed the exercise of our option pursuant to the Galore Creek Option Agreement to purchase 100% of Stikine Copper Limited by paying the final C$12.5 million of a C$20.3 million purchase price. Our financial earn-in requirements under the Galore Creek Option Agreement were satisfied and all of Stikine Copper's assets were purchased by us and have been transferred to the Galore Creek Partnership.

NOVAGOLD RESOURCES INC.

Mineral Tenure
On May 23, 2007, we announced with Teck a 50/50 partnership to develop the Galore Creek project. On August 1, 2007, the Galore Creek Partnership was established to develop the Galore Creek project and GCMC, a jointly-controlled operating company, was created. In October 2007, all Galore Creek claims held by our wholly-owned subsidiary, NOVAGOLD Canada Inc., were transferred to GCMC. GCMC currently holds 145,109 hectares (358,572 acres) of British Columbia provincial mineral claims in 322 tenures (the acquisition of additional acres since the issuance of the PFS has no material impact on reserves or resources stated in the PFS). Included in this total are the five Grace mineral claims that were acquired by GCMC from Pioneer Metals Corporation on December 3, 2007. To date, BCLS legal surveys have been recorded on 11 Galore Creek mineral claims (516158, 516161, 516163, 516165, 516459, 516177, 516335, 517480, 517481, 404921, 404922), eight West More mineral claims (516445, 516448, 585412, 516452, 516458, 509893, 662956, 662967), and four More Creek/Bob Quinn area mineral claims (514548, 514551, 545723, 566898). The adjoining Copper Canyon property, owned 60% by the Galore Creek Partnership and 40% by a subsidiary of the Company, is comprised of 12 claims totaling 11,344 hectares (28,032 acres).
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
The Galore Creek project is located in the humid continental climate zone of coastal British Columbia and is characterized by cold winters and short, cool, summers. Within the Galore Creek valley, mean monthly temperatures range from -8.2ºC during the winter to 12.4ºC during the summer, with January and July typically being the coolest and warmest months, respectively. In the Upper West More Valley area, monthly average temperatures range from -8.9ºC in the winter to 7.9ºC in the summer. Precipitation begins to fall as snow in early October and continues until the end of May. The average annual precipitation for the whole Galore Creek valley watershed was estimated to be in the order of 3,000 millimeters. June and July tend to receive the least amount of precipitation on an annual basis (typically 40 to 60 millimeters of rain per month).
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
Within the land controlled by GCMC, there is sufficient area to allow for the construction of all project infrastructures as contemplated in the PFS. Except for the access corridor which is covered by the special use permit, all other infrastructure, including the processing plant and tailings area in West More and the Filter Plant Area near Kilometer 8 are located within GCMC's mineral claims. GCMC intends to file for mining leases to secure the surface rights for these areas, which are held by the Crown. GCMC considers it a reasonable expectation that surface use rights will be granted to the project. Ample water supply is available from surface and subsurface sources.

NOVAGOLD RESOURCES INC.
Geological Setting
The Galore Creek deposit lies within the Stikinia terrane, a tectonically accreted assemblage of volcanic and sedimentary rocks that include the Stuhini, Hazelton, Bowser Lake, and Sloko Groups. The Late Triassic Galore Creek alkalic intrusive complex is centered in the west fork of the Galore Creek, and is hosted within volcanic rocks and sedimentary strata of the Stuhini Group. The Galore Creek intrusive suite forms a north-northeast-trending belt five kilometers long and two kilometers wide and contains stocks, dikes and extensive sills that underlie the district and control the known copper-gold mineralization. The spatial and temporal association of the chemically similar intrusive and extrusive igneous rocks indicates that the Galore Creek area is probably an eroded volcanic center. The Galore Creek intrusions commonly follow two orientations, one northeast and the other northwest. Post-intrusion and post-mineralization faulting follows these same orientations. Regionally, the Galore Creek district is interpreted to have undergone broad open folding, followed by the development of northerly-trending folds and thrust faults. The mineralized area is less deformed, so it is unclear whether the deformation occurred prior to, during, or subsequent to mineralization.

Copper Canyon, a satellite copper-gold resource located six kilometers east of the Central Zone of Galore Creek, shares a number of geological and geochemical similarities with the main Galore Creek deposits, including the occurrence of identical dike rock types, a similar sulphide suite, and occurrence within the same host volcanic succession. Regional stratigraphic relationships suggest that Copper Canyon represents a different volcanic center that is of the same age or date of origin as the Galore Creek deposits.
Mineralization
Mineralization at Galore Creek occurs primarily in volcanic and volcano-sedimentary rocks of the Stuhini Group and pipe-like breccias, adjacent to syenite stocks and dykes. Deposits trend north to northeast, following syenite contacts and structural breaks. The largest deposit is the northerly-elongated Central Zone, with the Bountiful zone partially superimposed. Smaller deposits peripheral to the Central Zone include: Southwest Zone, Junction, Butte, West Rim, West Fork and the Saddle zones.

Potassic alteration associated with the introduction of copper sulphides is the most widespread and dominant alteration type, most intense in the Central Zone. Chalcopyrite and bornite are most closely associated with secondary biotite and magnetite of the potassic alteration phases. At the northern and southern ends of the Central deposit, higher gold values occur, generally along with elevated concentrations of bornite and intense potassic alteration. In general, mineralization shows a progression from bornite laterally to chalcopyrite with increasing pyrite peripheral in the system.

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
Metallurgy
The sulfide minerals at the Galore Creek project are predominately gold- and silver-bearing chalcopyrite, bornite and pyrite. A primary grind of 80% passing 200 microns provides sufficient rougher flotation liberation to separate the copper minerals from the pyrite and gangue. At this grind, the majority of the gold is either free or associated with the copper sulfides. The proposed treatment process uses conventional crushing and SAG and ball mill grinding, flotation to produce a precious-metal-bearing copper concentrate for shipment off-site.
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

NOVAGOLD RESOURCES INC.

The first drill program directed by us began in September 2003, and consisted of eight core holes targeting four broad areas of the deposit: the North Gold zone, South Gold zone, Central Replacement zone and Southwest zone. This program was responsible for the discovery of new mineralization, known as the Bountiful zone, found at depth below the South Gold Lens.
2006 Program
The 2006 drilling program included 67 holes and over 36,200 meters of primarily wide-spaced drilling to further define the deep Bountiful mineralization, which was discovered in 2003.
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
2008 Program
The 2008 drilling program consisted of nine diamond drill holes totaling 2,050 meters. The main objectives of the program were to obtain acid base accounting data in the Central, Southwest, North Junction and Junction pits, to confirm legacy grades in the Junction pit, and to collect metallurgical data in the Central pit for engineering design.
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

The Galore Creek project is host to seven copper-gold-silver prospects, five defined mineral resource areas, and numerous showings and conceptual target areas.

2014-15 Programs

There were no drilling programs in 2014 or 2015.

NOVAGOLD RESOURCES INC.

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

Sampling and assaying procedures used by us have been overseen by qualified professional geologists. All drill core from the 2003 through 2013 programs, except intervals of overburden and till material, were sampled. Drill core sampling occurred within a minimum of 1-meter and a maximum of 3-meter intervals. The core was cut in half using a diamond saw. Half of the core was taken as a sample and submitted to ALS Chemex (now ALS Minerals) Labs in Vancouver, British Columbia. The core that was returned to the box remains on site as a record of the hole. In addition to the core, control samples were inserted into the shipments at the approximate rate of one standard, one blank and one duplicate per 20 core samples.

Assay analysis for the 2003 through 2007 programs was carried out by ALS Chemex Labs of Vancouver, British Columbia. Samples were logged into a tracking system on arrival at ALS Chemex, and weighed. Samples were then crushed, dried, split, and pulverized. Gold assays were determined using fire analysis followed by an atomic absorption spectroscopy (AAS) and a default overlimit gravimetric finish. An additional 34-element suite was assayed by inductively coupled plasma - atomic emission spectrometry (ICP-AES) methodology, following nitric acid aqua regia digestion. The copper analyses were completed by AAS, following an aqua regia digestion. Sampling and assaying during the drilling from 2008 through 2010 used the same sample preparation, and gold assaying protocols as described above; however a 35-element suite was assayed using ICP-AES methodology, and copper analyses were completed by ICP-AES or AAS finish. 2011 through 2013 used the same sample preparation and gold and copper assaying protocols as in 2008-2010; however a 51-element suite was assayed using ICP-AES and ICP-MS (mass spectrometry) methodology.

Construction

On June 5, 2007, we announced that we had received the necessary federal and provincial authorizations and permits to allow our Directors to approve the start of construction at the Galore Creek project. The Directors' approval for construction activities was contingent on receiving full provincial and federal authorization for the project. Federal authorization was posted to the Canadian Environmental Assessment Registry on June 4, 2007.

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

NOVAGOLD RESOURCES INC.

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

• • • •
Relocation of the tailings facility allowing for construction of a conventional tailings dam;
Relocation of the processing facilities allowing for future expansion;
Realignment of the tunnel and access road; and
Increase of daily throughput to a nominal 95,000 tonnes per day.

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
On July 27, 2011, we announced the results of the PFS for the Galore Creek project. The PFS estimates the Galore Creek project has proven and probable mineral reserves of 528 million tonnes grading 0.59% copper, 0.32 grams per tonne gold and 6.02 grams per tonne silver for estimated contained metal of 6.8 billion pounds of copper, 5.45 million ounces of gold and 102.1 million ounces of silver. In addition, the Galore Creek project has estimated measured and indicated mineral resources (exclusive of mineral reserves) of 286.7 million tonnes grading 0.33% copper, 0.27 grams per tonne gold and 3.64 grams/tonne silver for estimated contained metal of 2.07 billion pounds of copper, 2.53 million ounces of gold and 33.54 million ounces of silver, and estimated inferred mineral resources of 346.6 million tonnes grading 0.42% copper, 0.24 grams per tonne gold and 4.28 grams per tonne silver for estimated contained metal of 3.23 billion pounds of copper, 2.70 million ounces of gold and 47.73 million ounces of silver. Mineral resources that are not mineral reserves do not have demonstrated economic viability. The PFS initial capital cost estimate for the Galore Creek project was C$5.2 billion dollars. Capital costs are estimated with an accuracy range of +25% / -20% (including contingency). The project's estimated net present value (NPV7%), using the PFS base case metal price assumptions set forth below, was assessed at C$137 million on a post-tax basis. The corresponding post-tax IRR of the project was estimated at 7.4%. Base case metal prices used in the PFS were $2.65 per pound copper, $1,100 per ounce gold and $18.50 per ounce silver with a foreign exchange rate of $0.91 = C$1.00.
Mining of the Galore Creek deposit is planned as a conventional truck-shovel open-pit mining operation at peak rates of 370,000 tonnes per day to support a nominal process throughput of 95,000 tonnes per day. Life of mine throughput average is approximately 84,000 tonnes per day due to the milling circuit constraining throughput as harder rock is encountered deeper in the open pits. The current 528 million tonne mineral reserve estimate is expected to support a mine life of approximately 18 years. Using a conventional crushing, grinding and flotation circuit, the project would produce a high-quality copper concentrate with significant gold and silver credits.

NOVAGOLD RESOURCES INC.

Reserve and Resource Estimate

The proven and probable mineral reserve estimate for the Galore Creek project totals 528.0 million tonnes grading 0.59% copper, 0.32 grams per tonne gold and 6.02 grams per tonne silver for a total estimated metal content of 6.8 billion pounds of copper, 5.45 million ounces of gold and 102.1 million ounces of silver at an NSR cut-off of $10.08 per tonne.

Proven and Probable Mineral Reserve Estimate

	Tonnes (million tonnes)	Diluted Grade			Contained Cu (billion pounds)	Contained Au (million ounces)	Contained Ag (million ounces)
		Cu (%)	Au (g/t)	Ag (g/t)
Proven	69.0	0.61	0.52	4.94	0.9	1.15	11.0
Probable	459.1	0.58	0.29	6.18	5.9	4.30	91.2
Proven and probable	528.0	0.59	0.32	6.02	6.8	5.45	102.1

Effective Date July 11, 2011, Jay Melnyk, P.Eng.

Notes:

(1)	Mineral reserves are contained within measured and indicated pit designs, and supported by a mine plan, featuring variable throughput rates, stockpiling and cut-off optimization. The pit designs and mine plan were optimized on diluted grades using the following economic and technical parameters: Metal prices for copper, gold and silver of $2.50 per pound, $1,050 per ounce, and $16.85 per ounce, respectively. Mining and ore based costs (process, G&A and mine general) of C$1.60 per tonne mined and C$10.08 per tonne milled respectively; an exchange rate of $0.91 to C$1.00; variable recovery versus head grade relationships for both oxidized and non-oxidized material; appropriate smelting, refining and transportation costs; and inter ramp pit slope angles varying from 42º to 55º. The mineral reserves are reported in accordance with NI 43-101, which differs from SEC Industry Guide 7. The project is without known reserves as defined under SEC Industry Guide 7. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.
(2)	Mineral reserves are reported using a 'cash flow grade' ($NSR/SAG mill hour) cut-off which was varied from year to year in the scheduling process to optimize NPV. The cash flow grade is a function of the NSR ($ per tonne) and SAG mill throughput (tonnes per hour). The net smelter return (NSR) was calculated as follows: NSR = Recoverable Revenue – TCRC (on a per tonne basis), where: NSR = Net Smelter Return; TCRC = Transportation and Refining Costs; Recoverable Revenue = Revenue in Canadian dollars for recoverable copper, recoverable gold, and recoverable silver using the economic and technical parameters mentioned above. SAG throughputs were modeled by correlation with alteration types.
(3)	The life of mine strip ratio is 2.16.
(4)	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.
(5)	Tonnage and grade measurements are in metric units. Contained gold and silver ounces are reported as troy ounces, contained copper pounds as imperial pounds. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.

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

 The updated inferred mineral resource is estimated to total 346.6 million tonnes grading 0.42% copper, 0.24 grams per tonne gold and 4.28 grams per tonne silver for a total estimated metal content of 3,230 million pounds of copper, 2.7 million ounces of gold and 47.7 million ounces of silver at an NSR cut-off of C$10.08 per tonne.

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

NOVAGOLD RESOURCES INC.

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
Environmental Assessment and Permitting
The Galore Creek environmental assessment process was initiated in February 2004. As part of the environmental assessment process, a series of public meetings were held in various communities in the Galore Creek region, with the public and regulator comment periods running from July 10, 2006 to September 8, 2006 and September 22, 2006, respectively. The Tahltan Central Council, which was actively engaged in the entire assessment process, submitted their comments to the British Columbia Environmental Assessment Office (BCEAO) on October 18, 2006, including a letter of support from the Chair of the Tahltan Central Council. The permitting process for the Galore Creek project progressed as expected resulting in the receipt of the Provincial Environmental Assessment Certificate in February 2007. Federal authorizations were received during the second quarter of 2007.
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
The existing Special Use Permit (SUP) for construction of the access road remains valid as long as there are no proposed changes to the SUP, thereby permitting GCMC to resume construction of the access road without further permitting. Changes to the current SUP will ultimately be required around the tailings storage facility, plus a branch to the south portal of the tunnel to the Galore Creek valley. Application of an amendment to make these changes will be needed once the environmental assessment process has been completed.

Existing permits associated with the existing construction camps, including water use and waste discharge, will continue to be maintained. Applications for all other project permits will be needed following completion of the environmental assessment process, although the time-critical permits, such as those needed for starting the tunneling can be prepared concurrent with the environmental assessment such that there should be little lag time following new environmental assessment certification before tunneling could begin.
Current Activities
 During 2015, information from field visits and mine planning was used to continue to optimize integrated mining, waste and water management concepts. A draft long-term site management plan was developed for care and maintenance. Also during 2015, Galore Creek sold excess construction equipment and awarded a generalized study of tunneling practice for the access and material handling tunnel into the Galore Creek valley. Galore Creek remains active in the community, sponsoring local fundraising events, supporting Tahltan literacy camps, as well as providing assistance and funding for research on the Tahltan language dictionary.
We will continue to evaluate opportunities to monetize the value of the asset, in whole or in part, to strengthen our balance sheet and focus primarily on the advancement of the Donlin Gold project.
For further information, see section Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.
Copper Canyon Acquisition
On May 20, 2011, we completed the acquisition of Copper Canyon Resources Ltd. ("Copper Canyon") a junior exploration company whose principal asset was its 40% joint venture interest in the Copper Canyon copper-gold-silver property that is adjacent to the Galore Creek project. A wholly-owned subsidiary of NOVAGOLD held the remaining 60% joint venture interest in the Copper Canyon property which it agreed to transfer to the Galore Creek Partnership. The Copper Canyon property is subject to a 2% NSR royalty which may be reduced to 0.5% by the payment of C$2.0 million to the royalty holder.

NOVAGOLD RESOURCES INC.

Item 3.  Legal Proceedings
Periodically, we are a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material adverse effect on our financial position, liquidity or results of operations. There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or securityholder is a party adverse to us or has a material interest adverse to us.
Item 4. Mine Safety Disclosures
Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the "Mine Act") which is administered by the U.S. Department of Labor's Mine Safety and Health Administration (MSHA). During the fiscal year ended November 30, 2015, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold is the operator of the Donlin Gold project and GCMC is the operator of the Galore Creek project. Neither Donlin Gold nor GCMC is a "subsidiary" of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control either of Donlin Gold or GCMC.

NOVAGOLD RESOURCES INC.

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the NYSE-MKT and on the Toronto Stock Exchange (TSX) under the symbol "NG." On January 20, 2016, there were 661 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. We believe that more than half of our common shares are beneficially owned by investors in the United States. The following table sets out the intraday high and low sales prices per share of our common shares on the NYSE-MKT and TSX for the periods indicated.
		NYSE-MKT		TSX
Year	Quarter	High	Low	High	Low
2015	Fourth	$4.05	$3.05	C$5.23	C$4.05
	Third	$4.18	$2.65	C$5.20	C$3.42
	Second	$4.25	$2.72	C$5.22	C$3.46
	First	$4.14	$2.56	C$5.17	C$2.94
2014	Fourth	$3.98	$2.33	C$4.32	C$2.65
	Third	$4.40	$2.96	C$4.72	C$3.23
	Second	$4.62	$2.91	C$5.11	C$3.16
	First	$3.80	$2.18	C$4.20	C$2.33

Dividends
We have never declared or paid dividends on our common shares and our current business plan requires that, for the foreseeable future, any future earnings be reinvested to finance growth and development of our business. We will pay dividends on our common shares only if and when declared by our Board. In determining whether to declare dividends, the Board will consider our financial condition, results of operations, working capital requirements, future prospects, and other factors it considers relevant.
Certain Canadian Federal Income Tax Considerations for U.S. Residents
The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the "Canadian Tax Act") and the Canada-United States Income Tax Convention (1980) (the "Convention") to the holding and disposition of common shares.
This comment is restricted to holders of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the benefits of the Convention, (iii) holds all common shares as capital property, (iv) holds no common shares that are "taxable Canadian property" (as defined in the Canadian Tax Act) of the holder, (v) deals at arm's length with and is not affiliated with NOVAGOLD, (vi) does not and is not deemed to use or hold any common shares in a business carried on in Canada, and (vii) is not an insurer that carries on business in Canada and elsewhere (each such holder, a "U.S. Resident Holder").
Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be regarded by the Canada Revenue Agency (CRA) as entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Convention to the entity in respect of its common shares. This summary does not deal with special situations such as the particular circumstances of traders or dealers or holders who have entered into a "derivative forward agreement" (as defined in the Canadian Tax Act) in respect of the common shares. Such holders should consult their own tax advisors.
Generally, a U.S. Resident Holder's common shares will be considered to be capital property of a U.S. Resident Holder provided that the U.S. Resident Holder acquired the common shares as a long-term investment; is not a trader or dealer in securities; did not acquire, hold or dispose of the common shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation); and does not hold the common shares as inventory in the course of carrying on a business.

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
Disposition of common shares
A U.S. Resident Holder will not be subject to tax under the Canadian Tax Act in respect of any capital gain realized by such U.S. Resident Holder on a disposition of common shares unless the common shares constitute "taxable Canadian property" (as defined in the Canadian Tax Act) of the U.S. Resident Holder at the time of disposition and the U.S. Resident Holder is not entitled to relief under the Convention.
Generally, a U.S. Resident Holder's common shares will not constitute "taxable Canadian property" of the U.S. Resident Holder at a particular time at which the common shares are listed on a "designated stock exchange" (which currently includes the TSX and NYSE-MKT) unless at any time during the 60‑month period immediately preceding a disposition both of the following conditions are true:
(i)	the U.S. Resident Holder, any one or more persons with whom the U.S. Resident Holder does not deal at arm's length, or partnership in which the holder or persons with whom the taxpayer did not deal at arm's length holds a membership interest directly or indirectly through one or more partnerships, alone or in any combination, owned 25% or more of the issued shares of any class or series of the capital stock of NOVAGOLD; and
(ii)	more than 50% of the fair market value of the common shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, "Canadian resource properties" (as defined in the Canadian Tax Act), "timber resource properties" (as defined in the Canadian Tax Act), or options in respect of, interests in or civil law rights in, such properties whether or not it exists.
In certain circumstances, a common share may also be deemed to be "taxable Canadian property" for purposes of the Canadian Tax Act.
Even if the common shares constitute "taxable Canadian property" to a U.S. Resident Holder, under the Convention, such a U.S. Resident Holder will not be subject to tax under the Canadian Tax Act on any capital gain realized by such holder on a disposition of such common shares, provided the value of such common shares is not derived principally from real property situated in Canada (within the meaning of the Convention).
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
Certain United States Federal Income Tax Considerations for U.S. Residents
There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of common shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our common shares or other securities, in particular, the tax consequences of the Company being a "passive foreign investment company" (commonly known as a "PFIC") within the meaning of Section 1297 of the United States Internal Revenue Code. For further information, see section Item 1A, Risk Factors - Acquiring, holding or disposing of NOVAGOLD's securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K and, in particular, potential investors should be aware that NOVAGOLD does not believe it is a "passive foreign investment company" under the U.S. Internal Revenue Code for the year ended November 30, 2015, but if it is or becomes a passive foreign investment company, there may be tax consequences for investors in the United States.

Unregistered Sales of Equity Securities
None.
Repurchase of Securities
None.
Item 6.  Selected Financial Data
The selected financial data set forth in the table below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and the Notes thereto.
	Years ended November 30,
(dollars in thousands, except per share)	2015	2014	2013	2012	2011
Loss from operations	$(31,696)	$(38,008)	$(55,776)	$(79,942)	$(115,996)
Net income (loss) from continuing operations	$(31,952)	$(40,484)	$(62,760)	$(7,586)	$78,235
Net loss from discontinued operations	$—	$—	$—	$(4,243)	$(33,094)
Net income (loss) attributable to shareholders	$(31,952)	$(40,484)	$(62,760)	$(11,829)	$64,767

Income (loss) per common share:
Basic:
Continuing operations	$(0.10)	$(0.13)	$(0.20)	$(0.03)	$0.33
Discontinued operations	—	—	—	(0.02)	(0.14)
	$(0.10)	$(0.13)	$(0.20)	$(0.05)	$0.19
Diluted:
Continuing operations	$(0.10)	$(0.13)	$(0.20)	$(0.03)	$0.21
Discontinued operations	—	—	—	(0.02)	(0.14)
	$(0.10)	$(0.13)	$(0.20)	$(0.05)	$0.07

	As of November 30,
	2015	2014	2013	2012	2011
Total assets	$433,584	$524,546	$578,686	$685,242	$518,208
Long-term liabilities	$100,771	$100,204	$108,684	$94,907	$265,059
Shareholders' equity	$329,296	$405,116	$465,649	$476,811	$212,594

NOVAGOLD RESOURCES INC.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended November 30, 2015, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.
Overview
Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.
In 2015, we successfully delivered on the key goals established at the beginning of the year. Highlights of our accomplishments include:
Advancement of the Donlin Gold project
Permitting activities continued at Donlin Gold in 2015 and were mainly focused on updating our Clean Water Act Section 404 permit application information and providing the U.S. Army Corps of Engineers (the "Corps"), the lead agency for the Donlin Gold EIS, with requested input and information as the Corps prepared and completed the draft Environmental Impact Statement (EIS). The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold. This document is comprised of four main sections which:
•	Outline of the purpose and need for the development of the proposed mine and the benefit it would bring to the stakeholders of Donlin Gold's Native Corporation partners, Calista Corporation and The Kuskokwim Corporation (TKC).
•	Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.
•	Involve the preparation of an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential physical, biological, social, and cultural impacts relative to the existing baseline conditions. This portion constitutes the most extensive part of the EIS.
•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.
In November 2015, the Corps filed the draft EIS. Following the filing of the draft EIS, the Corps issued a schedule for public meetings on the draft EIS, to be held in the Yukon-Kuskokwim (Y-K) region and Anchorage in the first quarter of 2016. The Corps will accept all comments on the draft EIS until the close of the 5-month comment period at the end of April 2016, as well as review and respond to all comments on the draft EIS in a final Donlin Gold EIS, which the Corps' schedule anticipates will be published in 2017. This timeline provides ample opportunity for all the stakeholders to become informed and comment on the EIS. The Corps' time table for the Donlin Gold EIS process can be found on their website at www.donlingoldeis.com.
In addition to actively participating in the NEPA process, Donlin Gold continues to work simultaneously with the Corps and other permitting agencies on major permit applications, including:
•	working with the State to finalize the air quality permit application and initiate preparation of the air quality permit;
•	finalizing approaches to water management, treatment, and discharge to facilitate issuance of the water discharge and use permits;
•	coordinating and supporting the State, Federal, and native landowner reviews of the rights-of-way and lease applications for the gas pipeline;
•	working with the State Dam Safety program on engineering evaluation and authorization of the seven large dams proposed for the project, including the tailings storage facility dam; and
•	supporting the Corps in finalizing the determination of the impacts on wetland areas, functions, as well as values and proposing compensatory mitigation as required by the Clean Water Act section 404 permitting process.

An extensive list of additional federal and state government permits and approvals must be obtained before the Donlin Gold project can commence construction. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that were not part of the Donlin Gold feasibility study. Completion of this engineering will require a significant investment of funds, time, and other resources by Donlin Gold and its contractors. Also, the Donlin Gold board must approve a construction program and budget before construction of the Donlin Gold project can begin. The timing of the required engineering work and the Donlin Gold board's approval of a construction program and budget, the receipt of all required governmental permits and approvals, the availability of financing, among other factors, will affect whether and when construction of the Donlin Gold project will begin. Among other reasons, project delays could occur as a result of public opposition, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.
Donlin Gold remains actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing its workforce development strategy. Throughout 2015, Donlin Gold continued to promote safety, education and workforce development by supporting local and regional events, scholarships and programs. Donlin Gold led and participated in multiple community meetings throughout the region. Additionally, Donlin Gold participated in the annual spring Clean Up Green Up event, a community-wide effort to reduce litter and promote reuse and recycling.
Our share of funding for Donlin Gold in 2015 was $10.5 million for permitting, community engagement and development efforts. Our 50% share of the 2016 work program is expected to be approximately $9 million. The 2016 work program and budget includes funds to assist the Corps in continuing to advance the permitting process through issuance of the final EIS in 2017. In addition, Donlin Gold will continue to maintain its engagement with communities in the Y-K region.
We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold's expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.
Galore Creek project
In 2015, the Galore Creek Partnership continued to advance technical studies in project mine planning and design, and waste rock and water management, and perform environmental monitoring, community commitments and site care and maintenance. We expect this effort to further improve the value and marketability of the Galore Creek project, which we continue to be open to monetizing, in whole or in part, to strengthen our balance sheet and focus primarily on the permitting of Donlin Gold.
During 2015, information from field visits and mine planning was used to continue to optimize integrated mining, waste and water management concepts. A draft long-term site management plan was developed for care and maintenance. Also during 2015, Galore Creek awarded a generalized study of tunneling practice for the access and material handling tunnel into the Galore Creek valley. Galore Creek remained active in the community in 2015, sponsoring local fundraising events and supporting Tahltan literacy camps in three villages in northern British Columbia.
Our share of cash funding for Galore Creek was $0.5 million in 2015, primarily for technical studies, care and maintenance, and community commitments. The Galore Creek Partnership sold excess construction equipment during 2015 and our $0.6 million share of the proceeds reduced our funding requirement. In 2016, our 50% share of the work program is expected to be approximately $1 million to continue to advance technical studies, community commitments and site care and maintenance.
We record our interest in the Galore Creek Partnership as an equity investment, which results in our 50% share of expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents the fair value of our investment in the Galore Creek Partnership in 2011, recorded upon Teck's completion of their earn-in, as well as unused funds advanced to the Partnership, all in Canadian dollars, and translated to U.S. dollars at the current exchange rate.
During 2015, there was a significant decline in the price of copper in U.S. dollars. A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment for our investment in the Galore Creek Partnership and our 40% direct interest in the Copper Canyon mineral property. The Canadian dollar is the functional currency for our Canadian operations and therefore we assess whether there has been a potential impairment triggering event related to copper prices in Canadian dollars. Due to the substantial strengthening of the U.S. dollar in relation to the Canadian dollar, there has not been a significant decline in the price of copper in Canadian dollar terms and therefore is not presently an indicator of possible impairment.

Maintained our strong financial position
Cash and term deposits decreased by $38.6 million in 2015, $6.2 million less than originally planned and, excluding the $15.8 million repayment of the remaining convertible notes, was $3.2 million less than in the prior year. Cash and term deposits totaled $126.7 million at November 30, 2015.
Outlook
Our goals for 2016 include:
•	Advance the Donlin Gold project toward a construction/production decision.
•	Advance Galore Creek mine planning and project design.
•	Maintain a healthy balance sheet.
•	Maintain an effective corporate social responsibility program.
•	Evaluate opportunities to monetize the value of Galore Creek.
We do not currently generate operating cash flows. At November 30, 2015, we had cash and cash equivalents of $41.7 million and term deposits of $85.0 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting at the Donlin Gold project. Additional capital will be necessary if permits are received at the Donlin Gold project and a decision to commence engineering and construction is reached. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital. For further information, see section Item 1A, Risk Factors - Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold and Galore Creek projects, and to continue as a going concern, will depend in part on our ability to obtain suitable financing, above.
In 2016, we expect to spend approximately $25 million, including $9 million to fund our share of expenditures at the Donlin Gold project and $1 million at the Galore Creek project, $1 million for our share of joint Donlin Gold studies with Barrick, $12 million for general and administrative costs and $2 million for working capital and other corporate purposes.
Summary of Consolidated Financial Performance
	Years ended November 30,
($ thousands, except per share)	2015	2014	2013
Loss from operations	$(31,696)	$(38,008)	$(55,776)
Net loss	$(31,952)	$(40,484)	$(62,760)

Net loss per common share
Basic and diluted	$(0.10)	$(0.13)	$(0.20)
Results of Operations
2015 compared to 2014
Loss from operations decreased $6.3 million from $38.0 million in 2014 to $31.7 million in 2015. The decrease resulted from lower general and administrative expense and lower losses from equity investments in the Donlin Gold and Galore Creek projects. General and administrative expense decreased $2.2 million, primarily due to lower professional fees and favorable foreign exchange translation of expenses incurred in Canadian dollars. Our share of losses at the Donlin Gold project decreased by $3.0 million, as 2015 activities continued to focus primarily on permitting. At the Galore Creek project, our share of losses decreased by $1.5 million due to reduced activity and a gain on the sale of surplus equipment. Evaluation expense includes $0.4 million for the Company's share of the Donlin Gold project joint studies with Barrick.

Net loss decreased from $40.5 million ($0.13 per share – basic and diluted) in 2014 to $32.0 million ($0.10 per share – basic and diluted) in 2015. The decrease resulted primarily from the $6.3 million reduction in the loss from operations in 2015 compared to 2014. Interest expense decreased by $1.7 million primarily due to the repayment of the remaining $15.8 million of convertible notes in 2015.
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
Net loss decreased from $62.8 million ($0.20 per share – basic and diluted) in 2013 to $40.5 million ($0.13 per share – basic and diluted) in 2014. The decrease resulted primarily from the $17.8 million reduction in the loss from operations in 2014 compared to 2013. Interest expense decreased by $5.8 million due to the $79.2 million repurchase of convertible notes in 2013. We recorded a write-down of marketable securities and other investments totaling $3.2 million in 2013 and had a lower tax expense of $0.3 million in 2014 compared to $3.9 million in 2013.
Liquidity, Capital Resources and Capital Requirements
	Years ended November 30,
($ thousands)	2015	2014	2013
Cash used in operations	$(11,426)	$(9,808)	$(19,491)
Cash used in investing activities	$(964)	$(967)	$(128,846)
Cash used in financing activities	$(15,829)	$—	$(24,812)

	At November 30,
($ thousands)	2015	2014	Change
Cash and cash equivalents	$41,731	$70,325	$(28,594)
Term deposits	$85,000	$95,000	$(10,000)

During 2015, cash and cash equivalents decreased by $28.6 million and term deposits decreased by $10.0 million. The total decrease in cash and term deposits of $38.6 million was primarily related to the repayment of $15.8 million of the remaining convertible notes, $11.4 million used in operating activities for administrative costs and interest payments and $11.0 million to fund our share of the Donlin Gold and Galore Creek projects.
During 2014, cash and cash equivalents decreased by $10.9 million and term deposits decreased by $15.0 million. The total decrease in cash and term deposits of $25.9 million was primarily related to $9.8 million used in operating activities for administrative costs and interest payments and $15.9 million to fund our share of the Donlin Gold and Galore Creek projects.
The U.S. dollar denominated term deposits are held at two Canadian chartered banks. We have sufficient working capital available to advance the Donlin Gold project through the expected remaining permitting process.
2015 compared to 2014
Cash used in operations increased by $1.6 million, primarily due to working capital reductions in 2014, partially offset by lower office expenses and professional fees. Cash used to fund affiliates decreased by $5.0 million due to the timing of funding requirements at Donlin Gold and the sale of surplus equipment at Galore Creek. Term deposits decreased by $10.0 million in 2015 compared to a decrease of $15.0 million in 2014. Cash used in financing activities in 2015 included the repayment of the remaining $15.8 million of convertible notes.
2014 compared to 2013
Cash used in operations decreased by $9.7 million due to a reduction in corporate overhead and administrative costs, a reduction in working capital and lower interest payments due to the repurchase of convertible notes in 2013. Cash used in investing activities to fund our share of the Donlin Gold and Galore Creek projects decreased by $2.8 million in 2014 due to continued permitting activities at the Donlin Gold project and no exploration program in 2014 at the Galore Creek project. Term deposits decreased by $15.0 million in 2014 compared to an increase of $110.0 million in 2013. There was no cash used in financing activities in 2014. In 2013, financing activities included the repurchase of $79.2 million of our convertible notes, partially offset by the receipt of $54.4 million in net proceeds from the exercise of all outstanding warrants.

Contractual Obligations
Our contractual obligations as of November 30, 2015 were as follows:
($ thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reclamation and remediation	$451	$451	$—	$—	$—
Office and equipment leases	762	385	377	—	—
Promissory note	80,261	—	—	—	80,261
Total	$81,474	$836	$377	$—	$80,261

Off-Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.
Outstanding share data
As of January 20, 2016, we had 319,323,874 common shares issued and outstanding. As of January 20, 2016, we had 21,656,567 stock options with a weighted-average exercise price of C$4.63, 2,619,150 performance share units and 254,701 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 25,839,993 common shares.
Related party transactions
The Company provided management services to Donlin Gold LLC for $nil in 2015, $235,000 in 2014 and $258,000 in 2013; office rental and services to Galore Creek Partnership for $349,000 in 2015, $398,000 in 2014 and $423,000 in 2013; and management and office administration services to NovaCopper Inc. for $nil in 2015, $nil in 2014 and $168,000 in 2013.
As of November 30, 2015, the Company has accounts receivable from Galore Creek of $28,000 (2014: $32,000) included in other current assets and $3,546,000 (2014: $4,139,000) included in other long-term assets.
Fourth quarter results
During the fourth quarter of 2015, we incurred a net loss of $7.2 million compared to a net loss of $7.1 million for the comparable period in 2014. Lower general and administrative expense, interest expense and equity losses from Donlin Gold and Galore Creek in the fourth quarter of 2015 compared to the fourth quarter of 2014 were offset by foreign exchange gains in the fourth quarter of 2014.
Accounting Developments
For a discussion of Recently Issued Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.
Critical Accounting Policies
We believe the following accounting policies are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, or expense being reported.

Investment in affiliates
Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company's investments in the Donlin Gold and Galore Creek projects. We identified Donlin Gold LLC and the Galore Creek Partnership as Variable Interest Entities (VIEs) as these entities are dependent on funding from their owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of each VIE. Therefore, the Company has determined that it is not the primary beneficiary of either VIE. The Company's maximum exposure to loss is its investment in Donlin Gold LLC and Galore Creek Partnership.
Donlin Gold LLC and the Galore Creek Partnership are non-publicly traded equity investees in exploration and development projects. Therefore, we assessed whether there has been a potential impairment triggering event for other-than-temporary impairment by testing the underlying assets of the equity investee for recoverability and assessing whether there has been a change in the development plan or strategy for the project. If we determine that the underlying assets are recoverable and no other potential impairment conditions are identified, then the investment in the equity investee is carried at cost. If the underlying assets are not recoverable, we will record an impairment charge equal to the difference between the carrying amount of the investee and its fair value.
During 2015, there was a significant decline in the price of copper in U.S. dollars. A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment for the Company's investment in the Galore Creek Partnership. The Canadian dollar is the functional currency for the Company's Canadian operations and therefore the Company assesses whether there has been a potential impairment triggering event related to copper prices in Canadian dollars. Due to the substantial strengthening of the U.S. dollar in relation to the Canadian dollar, there has not been a significant decline in the price of copper in Canadian dollar terms and therefore is not currently an indicator of possible impairment.
The strengthening of the U.S. dollar in relation to the Canadian dollar resulted in the Company's investment in the Galore Creek Partnership decreasing by $40.6 million, $21.9 million and $21.3 million during 2015, 2014 and 2013, respectively. The amounts are included in foreign currency translation adjustments and other comprehensive loss.
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
The Company reviews and evaluates its mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment for our 40% direct investment in the Copper Canyon mineral property. Due to the substantial strengthening of the U.S. dollar in relation to the Canadian dollar, there has not been a significant decline in the price of copper in Canadian dollar terms and therefore is not currently an indicator of possible impairment.
The strengthening of the U.S. dollar in relation to the Canadian dollar resulted in our 40% direct interest in the Copper Canyon mineral property decreasing by $7.3 million, $3.9 million and $4.3 million during 2015, 2014 and 2013, respectively. The amounts are included in foreign currency translation adjustments and other comprehensive loss.
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
We grant our board members deferred share units (each a DSU and collectively, DSUs), whereby each DSU entitles the directors to receive one common share of the Company when they retire from service with the Company. The fair value of the DSUs is measured at the date of the grant in amounts ranging from 50% to 100% of directors' annual retainers at the election of the directors. The fair value is recognized in consolidated statement of income (loss) over the related service period.

NOVAGOLD RESOURCES INC.

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
We have not hedged our exposure to currency fluctuations. At November 30, 2015, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.
Based on the above net exposures as at November 30, 2015, and assuming that all other variables remain constant, a $0.01 appreciation or depreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.1 million in our consolidated comprehensive income (loss).
Credit risk
Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through two Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.
Interest rate risk
The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at November 30, 2015, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.8 million in the interest accrued on the promissory note per annum.

NOVAGOLD RESOURCES INC.
Item 8.  Financial Statements and Supplementary Data
Supplementary Data
For the required supplementary data, please see section "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results" above.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management's authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
 Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2015.
 The effectiveness of our assessment of internal control over financial reporting as of November 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
/s/ Gregory A. Lang
/s/ David A. Ottewell
Gregory A. Lang
David A. Ottewell
President and Chief Executive Officer
Vice President and Chief Financial Officer

January 27, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders of NOVAGOLD RESOURCES INC.

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. (NOVAGOLD or the Company) as of November 30, 2015 and November 30, 2014 and the related consolidated statements of loss and comprehensive loss, cash flows and equity for each of the years in the three-year period ended November 30, 2015. We also have audited NOVAGOLD's internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our integrated audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOVAGOLD as of November 30, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, NOVAGOLD maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

(signed) PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia
Canada

January 27, 2016

NOVAGOLD RESOURCES INC.
CONSOLIDATED BALANCE SHEETS

	At November 30,
	2015	2014
	(in thousands)
ASSETS
Cash and cash equivalents	$41,731	$70,325
Term deposits	85,000	95,000
Other assets (note 7)	3,310	3,735
Current assets	130,041	169,060
Investment in Donlin Gold (note 4)	1,058	1,618
Investment in Galore Creek (note 5)	242,906	283,247
Mineral property (note 6)	43,605	50,897
Deferred income taxes (note 14)	9,711	11,445
Other assets (note 7)	6,263	8,279
Total assets	$433,584	$524,546

LIABILITIES
Accounts payable and accrued liabilities	$3,066	$3,489
Convertible notes (note 8)	—	15,112
Other liabilities	451	625
Current liabilities	3,517	19,226
Promissory note (note 9)	80,261	76,153
Deferred income taxes (note 14)	20,510	24,051
Total liabilities	104,288	119,430

Commitments and contingencies (note 20)

EQUITY
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 317.9 and 317.3 million shares, respectively	1,938,262	1,936,336
Contributed surplus	80,774	74,038
Accumulated deficit	(1,672,055)	(1,640,103)
Accumulated other comprehensive income (loss)	(17,685)	34,845
Total equity	329,296	405,116
Total liabilities and equity	$433,584	$524,546

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang                                                                                           /s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
	Years ended November 30,
	2015	2014	2013
	(in thousands, except per share)
Operating expenses:
Equity loss - Donlin Gold (note 4)	$11,016	$13,985	$14,620
Equity loss - Galore Creek (note 5)	392	1,941	13,352
General and administrative (note 11)	19,887	22,046	26,991
Evaluation	366	—	—
Depreciation	35	36	37
Write-down of assets (note 12)	—	—	776
	31,696	38,008	55,776

Loss from operations	(31,696)	(38,008)	(55,776)
Other income (expense) (note 13)	(103)	(2,213)	(3,088)
Loss before income taxes	(31,799)	(40,221)	(58,864)
Income tax expense (note 14)	(153)	(263)	(3,896)
Net loss	(31,952)	(40,484)	(62,760)

Other comprehensive loss:
Unrealized losses on marketable equity securities
Unrealized holding losses during period	(227)	(288)	(855)
Reclassification adjustment for losses included in net income (note 17)	426	—	2,738
Net unrealized gain (loss), net of $(2), $14 and $32 tax recovery (expense)	199	(288)	1,883
Foreign currency translation adjustments	(52,729)	(29,371)	(34,687)
Other comprehensive loss	(52,530)	(29,659)	(32,804)

Comprehensive loss	(84,482)	$(70,143)	$(95,564)

Net loss per common share
Basic and diluted	$(0.10)	$(0.13)	$(0.20)

Weighted average shares outstanding
Basic and diluted	317,850	317,203	313,372

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended November 30,
	2015	2014	2013
	(in thousands)
Operating activities:
Net loss	$(31,952)	$(40,484)	$(62,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity losses of affiliates	11,408	15,926	27,972
Share-based compensation	9,488	10,197	12,304
Interest on promissory note	4,108	4,425	3,622
Accretion of convertible notes	717	1,542	5,101
Depreciation	35	36	37
Deferred income taxes	(2)	74	3,606
Write-down of investments	426	—	3,227
Write-down of assets	—	—	776
Foreign exchange gain	(4,771)	(3,688)	(10,448)
Other	(515)	(373)	(721)
Withholding tax on share-based compensation	(827)	(636)	(619)
Net change in operating assets and liabilities (note 18)	459	3,173	(1,588)
Net cash used in operations	(11,426)	(9,808)	(19,491)

Investing activities:
Proceeds from term deposits	135,000	215,000	—
Purchases of term deposits	(125,000)	(200,000)	(110,000)
Funding of affiliates	(10,964)	(15,946)	(18,793)
Other	—	(21)	(53)
Net cash used in investing activities	(964)	(967)	(128,846)

Financing activities:
Proceeds from share issuance, net	—	—	54,359
Repayment of debt	(15,829)	—	(79,171)
Net cash provided from (used in) financing activities	(15,829)	—	(24,812)

Effect of exchange rate changes on cash	(375)	(162)	(256)
Decrease in cash and cash equivalents	(28,594)	(10,937)	(173,405)
Cash and cash equivalents at beginning of period	70,325	81,262	254,667
Cash and cash equivalents at end of period	$41,731	$70,325	$81,262

See note 21 for supplemental cash flow information.
The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.
CONSOLIDATED STATEMENTS OF EQUITY
	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income (loss)	equity
	(in thousands)

November 30, 2012	279,927	$1,462,102	$454,260	$(1,536,859)	$97,308	$476,811
Net loss	—	—	—	(62,760)	—	(62,760)
Other comprehensive loss	—	—	—	—	(32,804)	(32,804)
Warrants exercised	36,529	469,150	(397,052)	—	—	72,098
Share-based compensation and related share issuances	205	2,701	9,603	—	—	12,304
November 30, 2013	316,661	$1,933,953	$66,811	$(1,599,619)	$64,504	$465,649
Net loss	—	—	—	(40,484)	—	(40,484)
Other comprehensive loss	—	—	—	—	(29,659)	(29,659)
Share-based compensation and related share issuances	627	2,383	7,227	—	—	9,610
November 30, 2014	317,288	$1,936,336	$74,038	$(1,640,103)	$34,845	$405,116
Net loss	—	—	—	(31,952)	—	(31,952)
Other comprehensive loss	—	—	—	—	(52,530)	(52,530)
Share-based compensation and related share issuances	622	1,926	6,736	—	—	8,662
November 30, 2015	317,910	$1,938,262	$80,774	$(1,672,055)	$(17,685)	$329,296

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share)

NOTE 1 – THE COMPANY
NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, "NOVAGOLD" or the "Company") operates in the mining industry, focused on the exploration for and development of gold and copper mineral properties. The Company has no operations or realized revenues from its planned principal business purpose. The Company's principal assets include a 50% interest in the Donlin Gold project in Alaska, U.S.A. and a 50% interest in the Galore Creek project in British Columbia, Canada.
The Company's primary focus is on the Donlin Gold project, which advanced to the permitting phase in 2012. The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company that is owned equally by wholly owned subsidiaries of NOVAGOLD and Barrick Gold Corporation ("Barrick").
The Company is currently exploring opportunities to sell, in whole or in part its interest in the Galore Creek Partnership. The Galore Creek project is owned by the Galore Creek Partnership a partnership in which a wholly owned subsidiary of NOVAGOLD, and Teck Resources Limited ("Teck") each own a 50% interest.
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
Use of estimates
The preparation of the Company's Consolidated Financial Statements in accordance with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions related to: estimates of gold and copper production that are the basis for future cash flow estimates utilized in impairment calculations; estimates of fair value for asset impairments (including impairments of mineral properties and investments); valuation allowances for deferred tax assets; environmental, reclamation and closure obligations; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable equity securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from these amounts estimated in these financial statements.
Principles of consolidation
The Company's Consolidated Financial Statements include NOVAGOLD RESOURCES INC. and its wholly owned subsidiaries. The Company's wholly-owned subsidiaries include NOVAGOLD Canada Inc., Copper Canyon Resources Inc., NOVAGOLD U.S. Holdings Inc., NOVAGOLD Resources Alaska Inc., NOVAGOLD USA Inc., and AGC Resources Inc. All inter-company transactions and balances are eliminated on consolidation.
The functional currency for the Company's Canadian operations is the Canadian dollar and the functional currency for the Company's U.S. operations is the U.S. dollar. Therefore, gains and losses on U.S. dollar denominated transactions and the effect of translating U.S. dollar denominated balances of Canadian operations are recorded in net loss.
Cash and cash equivalents
Cash and cash equivalents consists of cash balances and highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes. Restricted cash is excluded from cash and cash equivalents and is included in other long-term assets.

Term deposits
The Company's term deposits are recorded at cost. Term deposits are held at two Chartered Canadian banks with original maturities of 12 months or less. The term deposits are not traded in an active market.
Investment in affiliates
Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company's investments in the Donlin Gold and Galore Creek projects. The Company identified Donlin Gold LLC and the Galore Creek Partnership as Variable Interest Entities (VIEs) as these entities are dependent on funding from their owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of each VIE. Therefore, the Company has determined that it is not the primary beneficiary of either VIE. The Company's maximum exposure to loss is its investment in Donlin Gold LLC and Galore Creek Partnership.
The equity method is a basis of accounting for investments whereby the investment is initially recorded at cost and the carrying value is adjusted thereafter to include the investor's pro rata share of post-acquisition earnings or losses of the investee, as computed by the consolidation method. Cash funding increases the carrying value of the investment. Profit distributions received or receivable from an investee reduce the carrying value of the investment.
Donlin Gold LLC and the Galore Creek Partnership are non-publicly traded equity investees owning exploration and development projects. Therefore, the Company assesses whether there has been a potential impairment triggering event for other-than-temporary impairment by testing the underlying assets of the equity investee for recoverability and assessing whether there has been a change in the development plan or strategy for the project. If the Company determines that the underlying assets are recoverable and no other potential impairment conditions are identified, then the investment in the equity investee is carried at cost. If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the investee and its fair value.
Mineral properties
Mineral property expenditures are expensed as incurred except for expenditures associated with the acquisition of mineral property assets through a business combination or asset acquisition.
The Company reviews and evaluates its mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows.
Income taxes
The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company's liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year.
The Company's deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
Share-based payments
The Company operates a stock option plan and a performance share unit (PSU) plan under which the Company receives services from employees as consideration for equity instruments (options or shares) of the Company. The Company records share-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the consolidated statement of loss over the requisite employee service period. Share-based compensation expense includes an estimate for forfeitures. The fair values of stock options are determined using a Black-Scholes option pricing model. The fair values of PSUs are determined using a Monte Carlo valuation model. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance and the Company's performance in relation to its peers.

The Company operates a deferred share unit (DSU) plan under which the Company receives services from its directors as consideration for equity instruments (shares) of the Company. Each DSU entitles the Company's directors to receive one common share of the Company when they retire from the Company. The fair value of the DSUs is measured at the date of the grant in amounts ranging from 50% to 100% of the directors' annual retainers at the election of the directors. The fair value is recognized in the consolidated statement of loss over the related service period.
Net income (loss) per common share
Basic and diluted income (loss) per share are presented for Net income (loss). Basic income (loss) per share is computed by dividing Net income (loss) by the weighted-average number of outstanding common shares for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.
Recently adopted accounting pronouncements

Presentation of Financial Statements – Going Concern
In August 2014, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued that explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company elected early adoption of the new standard applied prospectively. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.
Discontinued Operations
In April 2014, ASC guidance was issued related to Discontinued Operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify dispositions as discontinued operations due to a major strategic shift or a major effect on an entity's operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The Company elected early adoption of the new standard. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.
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
Disclosures about Offsetting Assets and Liabilities
In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new guidance requires disclosures to allow investors to better compare financial statements prepared under US GAAP with financial statements prepared under International Financial Reporting Standards, as issued by the IASB (IFRS). In January 2013, an update was issued to further clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

Recently issued accounting pronouncements

Consolidation – Amendments to the Consolidation Analysis
In February 2015, ASC guidance was issued to amend current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The need to assess an entity under a different consolidation model may change previous consolidation conclusions. The new guidance is effective for the Company's fiscal year beginning December 1, 2016. The Company is currently evaluating this guidance.
NOTE 3 – SEGMENTED INFORMATION
Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer considers the business from a geographic perspective considering the performance of our investments in the Donlin Gold project in Alaska, U.S.A. and the Galore Creek project in British Columbia, Canada. Segment information is provided on each of the material projects individually in notes 4 and 5.
NOTE 4 – INVESTMENT IN DONLIN GOLD
The Donlin Gold project is owned by Donlin Gold LLC, a limited liability company in which Barrick and the Company each own a 50% interest. Donlin Gold LLC has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of Barrick and the Company.
Changes in the Company's investment in Donlin Gold LLC are summarized as follows:
	Years ended November 30,
	2015	2014	2013
Balance – beginning of period	$1,618	$1,720	$4,185
Share of losses
Mineral property expenditures	(10,845)	(13,811)	(14,412)
Depreciation	(171)	(174)	(208)
	(11,016)	(13,985)	(14,620)
Funding	10,456	13,883	12,155
Balance – end of period	$1,058	$1,618	$1,720

The following amounts represent the Company's 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.
	At November 30,
	2015	2014
Current assets: Cash, prepaid expenses and other receivables	$1,762	$2,294
Non-current assets: Property and equipment	232	403
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(936)	(1,079)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,058	$33,618

NOTE 5 – INVESTMENT IN GALORE CREEK
The Galore Creek project is owned by the Galore Creek Partnership (GCP), a partnership in which Teck and the Company each own a 50% interest. GCP has a board of four directors, with two members selected by Teck and two members selected by the Company. All significant decisions related to GCP require the approval of Teck and the Company.
GCP prepares its financial statements under International Financial Reporting Standards, as issued by the IASB and presents its financial statements in Canadian dollars. In accounting for its investment in GCP, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.
Changes in the Company's investment in GCP are summarized as follows:
	Years ended November 30,
	2015	2014	2013
Balance – beginning of period	$283,247	$305,735	$335,086
Share of losses
Mineral property expenditures	(147)	(442)	(4,580)
Care and maintenance expense	(884)	(1,499)	(2,444)
Gain on sale of equipment	639	—	—
Depreciation	—	—	(6,328)
	(392)	(1,941)	(13,352)
Funding	508	2,063	6,638
Exploration tax credit	107	(693)	(1,352)
Foreign currency translation	(40,564)	(21,917)	(21,285)
Balance – end of period	$242,906	$283,247	$305,735

The following amounts represent the Company's 50% share of the assets and liabilities of GCP presented in U.S. dollars and in accordance with U.S. GAAP. As a result of recording the Company's investment at fair value in June 2011, the carrying value of the Company's 50% interest in GCP is higher than 50% of the book value of GCP. Therefore, the Company's investment does not equal 50% of the net assets recorded by GCP:
	At November 30,
	2015	2014
Current assets: Cash, prepaid expenses and other receivables	$497	$386
Non-current assets: Mineral property	218,532	254,991
Current liabilities: Accounts payable and accrued liabilities	(365)	(360)
Non-current liabilities: Payables and decommissioning liabilities	(7,162)	(8,268)
Net assets	$211,502	$246,749

NOTE 6 – MINERAL PROPERTY
In 2011, the Company acquired 40% of the Copper Canyon property in British Columbia, Canada adjacent to the Galore Creek project. The remaining 60% of the Copper Canyon property is owned by GCP.

NOTE 7 – OTHER ASSETS
	At November 30,
	2015	2014
Other current assets:
Accounts and interest receivable	$295	$137
Receivable from Galore Creek Partnership	28	32
Mineral exploration tax credit receivable	1,487	1,894
Note receivable	919	945
Prepaid expenses	581	727
	$3,310	$3,735

Other long-term assets:
Note receivable	$939	$1,805
Marketable equity securities	571	901
Receivable from Galore Creek Partnership	3,546	4,139
Restricted cash – reclamation deposit	1,117	1,304
Office equipment	90	130
	$6,263	$8,279

NOTE 8 – CONVERTIBLE NOTES
On March 26, 2008, the Company issued $95,000 in 5.5% unsecured senior convertible notes ("Notes") maturing on May 1, 2015, for net proceeds of $92,200. Interest was payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 1, 2008. On conversion, at the Company's election, holders of the Notes would receive cash or a combination of cash and shares.
On May 2, 2013, the Company purchased $72,821 of the principal amount of its Notes, pursuant to the terms and indenture governing the Notes which provided Holders the opportunity to require the Company to purchase for cash, all or a portion of their Notes (the "Put Option") on May 1, 2013. On September 16, 2013, the Company accepted Holders' offers to purchase another $6,350 of the principal amount of the Notes. The remaining $15,829 principal amount of the Notes was repaid on May 1, 2015.
As the conversion price of the Notes was denominated in U.S. dollars, a currency different from the functional currency of the Company, the conversion feature was an embedded derivative and separately recognized as a liability. This embedded derivative was recorded at fair value and re-measured each period with the movement being recorded as a gain or loss in Net loss. The fair value of the embedded derivative prior to the expiry of the Put Option was composed of the conversion feature of the Note and the Put Option. Subsequent to this date, until settlement at maturity, the measurement of the embedded derivative was based solely on the conversion feature.
As a result of the measurement of the embedded derivatives and the initial discount, the recorded liability to repay the Notes was lower than its face value. The effective Note discount, was charged to interest expense and accreted to the liability over the term of the Notes.
Changes in the carrying values of the Notes are summarized as follows:
	Years ended November 30,
	2015	2014	2013
Balance – beginning of period	$15,112	$13,570	$73,606
Accretion expense	717	1,542	5,101
Repayment or repurchases of Notes	(15,829)	—	(65,137)
Balance – end of period	$—	$15,112	$13,570

NOTE 9 – PROMISSORY NOTE
The Company has a promissory note payable to Barrick for $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $28,685 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company's share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company's interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.
NOTE 10 – FAIR VALUE ACCOUNTING
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

	Fair value at November 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$571	$571	$—	$—

	Fair value at November 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$901	$901	$—	$—

The Company's marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSES
	Years ended November 30,
	2015	2014	2013
Salaries	$6,164	$6,022	$6,067
Share-based compensation (note 15)	9,488	10,197	12,304
Office expense	2,090	2,626	4,462
Professional fees	693	1,806	2,889
Corporate communications and regulatory	1,452	1,395	1,269
	$19,887	$22,046	$26,991

NOTE 12 – WRITE-DOWN OF ASSETS
In 2013, the Company recorded write-downs at its San Roque project in Argentina including $514 related to mineral property and $262 for other assets.

NOTE 13 – OTHER INCOME (EXPENSE)
	Years ended November 30,
	2015	2014	2013
Interest income	$740	$854	$942
Interest expense	(5,188)	(6,838)	(12,607)
Foreign exchange gain	4,771	3,688	10,448
Write-down of investments	(426)	—	(3,227)
Gain on derivative liabilities	—	83	1,356
	$(103)	$(2,213)	$(3,088)

During 2015, the Company recognized impairments for other-than-temporary declines in value of $426 for marketable equity securities. During 2013, the Company recognized impairments for other-than-temporary declines in value of $2,738 for marketable equity securities and to write-off $489 of other investments, at cost. At November 30, 2015 all unrealized losses were in a continuous loss position for less than 12 months.

NOTE 14 – INCOME TAXES
The Company's Income tax expense consisted of:
	Years ended November 30,
	2015	2014	2013
Current:
Canada	$—	$—	$—
Foreign	155	189	290
	155	189	290
Deferred:
Canada	(2)	74	3,606
Foreign	—	—	—
	(2)	74	3,606
Income tax expense	$153	$263	$3,896

The Company's Loss before income tax consisted of:
	Years ended November 30,
	2015	2014	2013
Canada	$(14,775)	$(20,372)	$(42,077)
Foreign	(17,024)	(19,849)	(16,787)
	$(31,799)	$(40,221)	$(58,864)

Effective April 1, 2013 the British Columbia provincial corporate tax rate increased from 10% to 11%.

The Company's Income tax expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:
	Years ended November 30,
	2015	2014	2013
Loss before income taxes	(31,799)	$(40,221)	$(58,864)
Combined federal and provincial statutory tax rate	26.00%	26.00%	25.67%
Income tax recovery based on statutory income tax rates	(8,268)	(10,457)	(15,110)
Increase (decrease) attributable to:
(Non-deductible) taxable expenditures	3,175	3,339	2,913
Non-taxable unrealized gain (loss) on derivative financial instruments	—	—	615
Effect of different statutory tax rates on earnings of subsidiaries	(2,619)	(3,027)	(2,773)
Effect of statutory rate change	—	—	(1,916)
Effect of tax losses expired	3,878	1,424	—
Change in valuation allowance	4,480	9,357	20,248
Other	(493)	(373)	(81)
Income tax expense	$153	$263	$3,896

Components of the Company's deferred income tax assets (liabilities) are as follows:
	At November 30,
	2015	2014
Deferred tax income assets:
Asset retirement obligation	$186	$257
Net operating loss carry forwards	212,619	214,594
Capital loss carry forwards	31,561	37,002
Mineral properties	16,596	19,524
Property and equipment	198	354
Investment in affiliates	43,315	42,343
Share issuance costs	776	1,327
Unpaid interest expense	4,458	4,458
Investment tax credit	2,938	3,429
Other	2,339	2,550
	314,986	325,838
Valuation allowances	(276,521)	(281,071)
	38,465	44,767
Deferred income tax liabilities:
Investment in affiliates	(36,133)	(42,176)
Mineral properties	(11,315)	(13,208)
Capitalized assets & other	(1,052)	(1,102)
Unrealized gain on investments	—	(5)
Investment tax credit	(764)	(882)
	(49,264)	(57,373)
Net deferred income tax liabilities	$(10,799)	$(12,606)
Net deferred income tax asset, as presented in the balance sheet	$9,711	$11,445
Net deferred income tax liability, as presented in the balance sheet	$(20,510)	$(24,051)

Net operating losses available to offset future taxable income are as follows:
Year of Expiry	U.S.	Canada
2024	$1,032	$—
2025	1,246	—
2026	13,382	24,498
2027	18,493	3,935
2028	85	519
2029	11,223	12,238
2030	10,916	17,607
2031	16,580	16,519
2032	306,333	28,940
2033	14,529	21,642
2034	15,606	10,021
2035	16,833	7,605
	$426,258	$143,524

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. Ownership changes occurred on January 22, 2009 and on December 31, 2012 and the U.S. tax losses related to NOVAGOLD Resources Alaska Inc. and its investment in Donlin Gold LLC for the prior three year periods prior to the change in control may be subject to limitation under Section 382. Accordingly, the Company's ability to use these losses may be limited or they may expire un-utilized. Losses incurred to date may be further limited if a subsequent change in control occurs.
Uncertain tax position
There were no unrecognized tax benefits at November 30, 2015, 2014 and 2013. The Company recognizes any interest and penalties related to uncertain tax positions, if any, as income tax expense. At November 30, 2015, 2014 and 2013, there were no interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. The Company is currently under audit by the Canada Revenue Agency regarding transactions undertaken by one of the Company's Canadian subsidiaries. The Company is currently under audit by the Internal Revenue Service regarding one of its U.S. subsidiaries. With few exceptions, the tax years that remain subject to examination as of November 30, 2015 are 2008 to 2015 in Canada and 1998 to 2015 in the United States.
The Company has recognized $9,711 (2014: $11,445, 2013: $9,728) of deferred tax assets that are dependent on the reversal of existing taxable temporary differences. The Company has suffered a loss in the current and prior period in the tax jurisdictions to which the deferred tax assets relate. The Company has undertaken a tax planning strategy in the current and prior period to merge Canadian entities when required to access the deferred tax assets to offset future increases in taxable income of the Canadian entities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated included the cumulative loss incurred as at November 30, 2015 and the decline in metal prices. Such objective evidence limits the ability to consider other subjective evidence such as managements' projections for future growth. On the basis of this evaluation, as of November 30, 2015, a valuation allowance of $276,521 (2014: $281,071, 2013: $276,630) inclusive of valuation allowance for investment tax credits has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as management's projections for growth.
NOTE 15 – SHARE-BASED COMPENSATION
Share incentive awards include a stock option plan for directors, executives and eligible employees, a PSU plan for executives and eligible employees and a DSU plan for directors of the Company. Options granted to purchase common shares have exercise prices not less than the fair market value of the underlying share at the date of grant. At November 30, 2015, 23.2 million common shares were available for future share incentive plan awards.

The Company recognized share-based compensation as follows:
	Years ended November 30,
	2015	2014	2013
Stock options	$4,736	$6,062	$8,135
Performance share unit plan	4,537	3,944	3,935
Deferred share unit plan	215	191	234
	$9,488	$10,197	$12,304

At November 30, 2015, the non-vested stock option and PSU expense not recognized was $2,653 (2014: $3,877) to be recognized over the next two years.
Stock options
Stock options granted under the Company's share-based incentive plans vest over periods of two years and are exercisable over a period of time not to exceed five years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected term of the option award and share price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of the Company's shares at the grant date. These estimates involve inherent uncertainties and the application of management's judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded share-based compensation expense would have been different from that reported. The Black-Scholes option pricing models used the following weighted-average assumptions:
	Years ended November 30,
	2015	2014	2013
Share price (C$)	3.18	2.90	4.40
Average risk-free interest rate	1.06%	1.18%	1.07%
Exercise price (C$)	3.18	2.90	4.40
Expected life (years)	3	3	3
Expected volatility	60%	60%	56%
Expected dividends	Nil	Nil	Nil
Fair value per share of options granted (C$)	1.28	1.18	1.72

The following table summarizes annual activity for all stock options for each of the three years ended November 30:
	2015		2014		2013
	Number of shares (thousands)	Weighted average exercise price (C$)	Number of shares (thousands)	Weighted average exercise price (C$)	Number of shares (thousands)	Weighted average exercise price (C$)
Outstanding at beginning of year	15,219	5.47	15,223	6.54	13,903	7.08
Granted	4,360	3.18	6,109	2.90	3,218	4.40
Exercised	(393)	3.46	(1,285)	2.24	(121)	2.23
Forfeited and expired	(1,336)	7.38	(4,828)	6.45	(1,777)	7.22
Outstanding at end of year	17,850	4.81	15,219	5.47	15,223	6.54
Exercisable at year-end	14,092		11,644		12,715

At November 30, 2015, there were 3,758,000 (2014: 3,575,000) unvested options outstanding with a weighted average exercise price of C$3.07 (2014: C$3.15). During the year ended November 30, 2015, 4,177,000 (2014: 4,636,000) options vested.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2015:
	Stock options - issued and outstanding			Stock options - exercisable
Range of price (C$)	Number of outstanding options (thousands)	Weighted average years to expiry	Weighted average exercise price (C$)	Number of exercisable options (thousands)	Weighted average exercise price (C$)
2.90 to 3.99	10,168	3.48	3.02	6,411	2.99
4.00 to 5.99	4,138	1.93	4.59	4,138	4.59
6.00 to 7.99	800	1.45	6.36	800	6.36
10.00 to 11.99	1,712	0.96	10.24	1,711	10.24
12.00 to 13.99	932	0.12	13.02	932	13.02
14.00 to 14.82	100	1.50	14.82	100	14.82
	17,850	2.60	4.81	14,092	5.28

Performance share units
The Company has a PSU plan that provides for the issuance of PSUs in amounts as approved by the Company's Compensation Committee. Each PSU entitles the participant to receive a common share of the Company at the end of a specified period. The Compensation Committee may adjust the number of common shares for the achievement of certain performance and vesting criteria. The actual performance against each of these criteria generates a multiplier that varies from 0% to 150%. Thus, the common shares that may be issued vary between 0% and 150% of the number of PSUs granted, as reduced by the amounts for participants no longer with the Company on vesting date. For the year ended November 30, 2015, the PSUs vested with a multiplier of 137% (2014: 85%; 2013: 70%).
The value of each PSU granted is estimated at the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the share price volatility of the Company's stock, as well as comparator group companies and the correlation of returns between the comparator companies and the Company. Expected volatility is based on the historical volatility of the Company's shares and the comparator group companies shares at the grant date. These estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our recorded share-based compensation expense would have been different from that reported. For the year ended November 30, 2015, the estimated fair value per share of PSUs granted was C$3.86 (2014: C$3.18; 2013: C$4.58).
The following table summarizes annual information about the number of PSUs outstanding:
	Years ended November 30,
	2015	2014	2013
Outstanding at beginning of year	2,422,150	1,268,450	805,300
Granted	1,377,250	1,819,700	706,150
Vested	(846,180)	(546,380)	(167,735)
Performance adjustment	228,530	(96,420)	(72,765)
Forfeited	—	(23,200)	(2,500)
Outstanding at end of year	3,181,750	2,422,150	1,268,450

The PSUs outstanding at November 30, 2015 are scheduled to vest over the next two years.
For the year ended November 30, 2015, the Company recognized a share-based compensation charge against income of $4,537 (2014: $3,944; 2013: $3,935) for PSUs. Under the PSU plan, the Company issued 506,175 common shares in 2015 (2014: 329,645; 2013: 96,467). The difference between the PSUs vested and the common shares issued were settled in cash to cover employee withholding taxes.
Deferred share units
The Company has a DSU plan that provides for the issuance of DSUs in amounts where the Directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the Directors to receive one common share when they retire from the Company.

For the year ended November 30, 2015, the Company recognized a share-based payment charge against income of $215 (2014: $191; 2013: $234) for the DSUs granted to Directors during the year. Under the DSU plan, the Company issued nil common shares in 2015 and 2014, and 7,750 common shares in 2013. The common shares were issued at the date of the DSU vesting and the valuation was deemed to be the opening TSX common share price on the vesting date.
NOTE 16 – SHARE CAPITAL
Common shares
The Company is authorized to issue 1,000,000,000 common shares without par value, of which 317,910,000 were issued and outstanding as of November 30, 2015 and 317,288,000 were issued and outstanding as of November 30, 2014.
Preferred shares
Pursuant to the Company's Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the Directors. The Directors have the authority to determine the preferences, limitations and relative rights of each series of preferred shares. At November 30, 2015 and 2014, no preferred shares were issued or outstanding.
NOTE 17 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
	Unrealized gain (loss) on marketable securities, net	Foreign currency translation adjustments	Total
November 30, 2014	$(104)	$34,949	$34,845
Change in other comprehensive income (loss) before reclassifications	(227)	(52,729)	(52,956)
Reclassifications from accumulated other comprehensive income (loss)	426	—	426
Net current-period other comprehensive income (loss)	199	(52,729)	(52,530)
November 30, 2015	$95	$(17,780)	$(17,685)

Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)
	2015	2014	2013
Marketable equity securities adjustments
Impairment of marketable equity securities (1)	$426	$—	$2,738
Tax benefit (expense)	—	—	—
Net of tax	$426	$—	$2,738

(1) This accumulated other comprehensive income (loss) component is included in Other income (expense) in the Consolidated Statements of Loss.

NOTE 18 – CHANGE IN OPERATING ASSETS AND LIABILITIES
	Years ended November 30,
	2015	2014	2013
Decrease (increase) in receivables and other assets	$908	$3,319	$(89)
Increase (decrease) in accounts payable and accrued liabilities	(275)	56	(1,231)
Decrease in other liabilities	(174)	(202)	(268)
	$459	$3,173	$(1,588)

NOTE 19 – RELATED PARTY TRANSACTIONS
The Company provided management services to Donlin Gold LLC for $nil in 2015, $235 in 2014 and $258 in 2013; office rental and services to Galore Creek Partnership for $349 in 2015, $398 in 2014 and $423 in 2013; and management and office administration services to NovaCopper Inc. for $nil in 2015 and 2014, and $168 in 2013.
As of November 30, 2015, the Company has accounts receivable from Galore Creek Partnership of $28 (2014: $32) included in other current assets and $3,546 (2014: $4,139) included in other long-term assets.
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
Obligations under operating leases
The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2018. Future minimum annual lease payments are $385 in 2016, $336 in 2017, $41in 2018, totaling $762.
NOTE 21 – SUPPLEMENTAL CASH FLOW INFORMATION
	Years ended November 30,
	2015	2014	2013
Interest received	$639	$643	$630
Interest paid	$435	$870	$3,164
Income taxes paid	$120	$432	$—

NOTE 22 – UNAUDITED SUPPLEMENTARY DATA
Quarterly data
The following is a summary of selected quarterly financial information (unaudited):
	2015
	Q1	Q2	Q3	Q4
Operating loss	$(11,286)	$(7,246)	$(6,579)	$(6,585)
Net loss	$(9,299)	$(9,184)	$(6,301)	$(7,168)
Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)
	2014
	Q1	Q2	Q3	Q4
Operating loss	$(11,333)	$(8,264)	$(10,755)	$(7,656)
Net loss	$(10,691)	$(10,681)	$(12,009)	$(7,103)
Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.02)

Significant after-tax items were as follows:
Fourth quarter 2015:	n/a
Third quarter 2015:	n/a
Second quarter 2015:	n/a
First quarter 2015:	Foreign exchange gain $3,463 ($0.01 per share, basic and diluted).

Fourth quarter 2014:	n/a
Third quarter 2014:	n/a
Second quarter 2014:	n/a
First quarter 2014:	Foreign exchange gain $2,449 ($0.01 per share, basic and diluted).

NOVAGOLD RESOURCES INC.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
 Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management's authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
 Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2015.
 The effectiveness of our assessment of internal control over financial reporting as of November 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B.  Other Information
None.

NOVAGOLD RESOURCES INC.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Information concerning this item is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller or persons performing similar functions. This Code of Business Conduct and Ethics is posted on our website (www.novagold.com). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the our website, at the address specified above.
Our Code of Business Conduct and Ethics, and charters for each Committee of our Board are also available on our website. The Code of Business Conduct and Ethics and charters are also available in print to any stockholder who submits a request to: Corporate Secretary, NOVAGOLD RESOURCES INC., 789 West Pender Street, Suite 720, Vancouver, British Columbia, Canada V6C 1H2.
Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.
Item 11.  Executive Compensation
Information concerning this item is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning this item is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
The following table provides information as of November 30, 2015, regarding compensation plans under which equity securities of the Company are authorized for issuance.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (C$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,271,938	4.81	23,235,408
Equity compensation plans not approved by security holders	—	—	—
Total	21, 271,938	4.81	23,235,408

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information concerning this item is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
Information concerning this item is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
(a)(2) Financial Statement Schedules
Schedule A – The Financial Statements of Donlin Gold LLC as at November 30, 2015 and 2014 and for the years ended November 30, 2015, 2014 and 2013.
Schedule B – The Financial Statements of the Galore Creek Partnership as at December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013.
No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See "Item 8. Financial Statements and Supplementary Data".

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
Employment Agreement between NOVAGOLD USA, Inc. (a wholly-owned subsidiary of the Registrant) and David Ottewell, dated September 10, 2012, identified in exhibit list below.
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
10.2
Amendment dated January 13, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.3	Amendment dated February 11, 2009 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 (incorporated by reference to Exhibit 99.2 to the Form 6-K dated February 17, 2009)
10.5
Amendment dated July 28, 2008 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.8
Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.9
Amendment dated November 25, 2007 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.10
Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.11	2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) (incorporated by reference to Appendix A of the Registrant's definitive proxy statement as filed on April 11, 2014)
10.12
NOVAGOLD Resources Inc. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.13	NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan (as amended) (incorporated by reference to Appendix C of the Registrant's definitive proxy statement as filed on April 11, 2014)
10.14
NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan (as amended) (incorporated by reference to Appendix E to Registrant's definitive proxy statement, filed with the Securities and Exchange Commission on April 11, 2014)

10.15
Employment Agreement between the Registrant and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.16
Employment Agreement between the Registrant and David Deisley, dated September 4, 2012. (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.17
Employment Agreement between the Registrant's wholly-owned subsidiary, NovaGold USA, Inc., and David Ottewell, dated September 10, 2012. (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.18
Amendment dated July 15, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.19
Amendment dated June 1, 2011 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.20
Employment Agreement between the Registrant's wholly-owned subsidiary, NOVAGOLD Resources Alaska, Inc., and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.21
Employment Agreement between the Registrant's wholly-owned subsidiary, NovaGold USA, Inc., and David Deisley, dated September 4, 2012. (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Kirk Hanson
23.3	Consent of Greg Kulla
23.4	Consent of Jay Melnyk
23.5	Consent of Gordon Seibel
23.6	Consent of AMEC
23.7	Consent of Clifford Krall
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOVAGOLD RESOURCES INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NOVAGOLD RESOURCES INC.
By: /s/ Gregory A. Lang
Name: Gregory A. Lang
Title: President and Chief Executive Officer

Date: January 27, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 27, 2016

/s/ David A. Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 27, 2016

/s/ Thomas S. Kaplan	Chairman	January 27, 2016

/s/ Sharon Dowdall	Director	January 27, 2016

/s/ Marc Faber	Director	January 27, 2016

/s/ Gillyeard J. Leathley	Director	January 27, 2016

/s/ Igor Levental	Director	January 27, 2016

/s/ Kalidas V. Madhavpeddi	Director	January 27, 2016

/s/ Gerald J. McConnell	Director	January 27, 2016

/s/ Clynton R. Nauman	Director	January 27, 2016

/s/ Rick Van Nieuwenhuyse	Director	January 27, 2016

/s/ Anthony P. Walsh	Director	January 27, 2016

Item 15.(a)(2) Schedule A

Report of Independent Registered Public Accounting Firm

To the Shareholders of Donlin Gold LLC
We have audited the accompanying balance sheets of Donlin Gold LLC (the Company) as of November 30, 2015 and November 30, 2014 and the related statements of loss and comprehensive loss, cash flows and equity for each of the years in the three-year period ended November 30, 2015. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donlin Gold LLC as of November 30, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

signed "PricewaterhouseCoopers LLP"

Chartered Professional Accountants

Vancouver, British Columbia, Canada
January 25, 2016

DONLIN GOLD LLC

BALANCE SHEETS
(U.S. dollars in thousands)

	At November 30,
	2015	2014

ASSETS
Cash	$3,423	$4,376
Prepaid expenses	102	212
Current assets	3,525	4,588
Property and equipment (note 3)	467	809
Mineral property (note 4)	65,384	65,384
Total assets	$69,376	$70,781

LIABILITIES
Accounts payable and accrued liabilities	$1,714	$1,966
Due to related parties (note 5)	158	194
Current liabilities	1,872	2,160
Reclamation and remediation (note 6)	1,384	1,384
Total liabilities	3,256	3,544

Commitments and contingencies (note 7)

EQUITY
Partners' contributions	$334,788	$313,874
Accumulated deficit	(268,668)	(246,637)
Total equity	66,120	67,237
Total liabilities and equity	$69,376	$70,781

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(U.S. dollars in thousands)

	Years ended November 30,
	2015	2014	2013

Operating expenses:
General and administrative	$6,233	$6,904	$7,438
Camp operations and maintenance	1,122	1,461	2,121
Community relations	1,699	1,851	2,128
Permitting	7,072	9,284	7,816
Environmental compliance	1,190	1,216	3,873
Feasibility and engineering	2,438	2,002	3,982
Land lease payments	1,935	4,905	1,421
Depreciation	342	348	417
	22,031	27,971	29,196

Loss from operations	(22,031)	(27,971)	(29,196)

Other income (expense):
Foreign exchange loss	—	—	(41)

Net loss and comprehensive loss	$(22,031)	$(27,971)	$(29,237)

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Years ended November 30,
	2015	2014	2013

Operating activities:
Net loss	$(22,031)	$(27,971)	$(29,237)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	342	348	417
Foreign exchange (gain) loss	—	—	41
Net change in operating assets and liabilities
Prepaid expenses	110	(94)	172
Accounts payable and accrued liabilities	(288)	(2,262)	1,656
Net cash used in operations	(21,867)	(29,979)	(26,951)

Investing activities:
Additions to property and equipment	—	(74)	(36)
Net cash used in investing activities	—	(74)	(36)

Financing activities:
Partners' contributions	20,914	27,766	24,310
Net cash provided from financing activities	20,914	27,766	24,310

Effect of exchange rate changes on cash	—	—	(41)
Decrease in cash during the period	(953)	(2,287)	(2,718)
Cash at beginning of period	4,376	6,663	9,381
Cash at end of period	$3,423	$4,376	$6,663

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF EQUITY
(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity

Balance at December 1, 2012	$130,899	$130,899	$(189,429)	$72,369
Partners' cash contribution	12,155	12,155	—	24,310
Net loss	—	—	(29,237)	(29,237)
Balance at November 30, 2013	$143,054	$143,054	$(218,666)	$67,442
Partners' cash contribution	13,883	13,883	—	27,766
Net loss	—	—	(27,971)	(27,971)
Balance at November 30, 2014	$156,937	$156,937	$(246,637)	$67,237
Partners' cash contribution	10,457	10,457	—	20,914
Net loss	—	—	(22,031)	(22,031)
Balance at November 30, 2015	$167,394	$167,394	$(268,668)	$66,120

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 – NATURE OF OPERATIONS AND ECONOMIC DEPENDANCE

On December 1, 2007, Barrick Gold U.S. Inc. ("Barrick") and NOVAGOLD Resources Alaska, Inc. ("NOVAGOLD"), formed Donlin Gold LLC, a Delaware limited liability corporation, (the "Company") to advance the Donlin Gold Project in Alaska. Each of Barrick and NOVAGOLD own a 50% interest in the Company.  Donlin Gold LLC has a board of four directors, with two nominees selected by each company. All significant decisions related to Donlin Gold LLC require the approval of both companies. The Company currently depends on Barrick and NOVAGOLD for all of its funding and has received commitments from its shareholders that they will fund the Company for the next twelve months.

During the year ended November 30, 2015, Donlin Gold LLC continued to advance permitting of the Donlin Gold Project. The Donlin Gold LLC Board of Directors approved of the Project's Updated Feasibility Study in July 2012 and Donlin Gold LLC subsequently submitted a Plan of Operations and the Wetlands Permit Application under Section 404 of the U.S. Clean Water Act (CWA) to the U.S. Army Corps of Engineers (the "Corps"), formally initiating the permitting process. This permit application triggered the start of the process of preparing an Environmental Impact Statement (EIS) under the National Environmental Policy Act (NEPA). The Corps, which is the lead agency for the NEPA process, selected AECOM (formerly URS Alaska Inc.), an independent contractor to prepare the EIS.  The Draft Environmental Impact Statement (DEIS) was completed in 2015 to which the Army Corps of Engineers published a Notice of Availability on November 30th initiating the public comment period.  This was a major milestone in the advancement of the project.  CWA 404 permit application public notice was published November 25th, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

These financial statements are presented in United States dollars ($) and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).

Use of estimates

The preparation of the Company's Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to future cash flow estimates utilized in impairment calculations, when required, and environmental, reclamation and closure obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from amounts estimated in these financial statements.

Property and equipment

On initial recognition, property and equipment are recorded at cost.  Property and equipment are subsequently measured at cost less accumulated depreciation. Depreciation is recorded over the estimated useful life of the assets at the following annual rates:

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

Income taxes

Donlin Gold LLC is not a taxable entity for income tax purposes. Accordingly, no recognition is given to income taxes for financial reporting purposes. Tax on the net income (loss) of the Company borne by the owners through the allocation of taxable income (loss). Net income for financial statement purposes may differ significantly from taxable income for the owners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the shareholders agreement.

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or asset. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management's estimates of mineral prices, mineral reserves, foreign exchange rates, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect management's estimates.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The fair value of the Company's financial assets, such as cash, approximates their carrying values at November 30, 2015 due to their short-term nature.

Trade payables

The fair value of the Company's financial liabilities, such as accounts payable and accrued liabilities approximates their carrying values at November 30, 2015 due to their short-term nature.

Due to related parties

The amounts due to Barrick are non-interest bearing, unsecured and without specified terms of repayment.

Recently issued accounting pronouncement

Presentation of Financial Statements – Going Concern

In August 2014, ASC guidance was issued that explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard is effective for the Company's fiscal year beginning December 1, 2017. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 3 – PROPERTY AND EQUIPMENT
	At November 30,
	2015	2014
Plant and equipment	$2,372	$2,372
Accumulated depreciation	(1,905)	(1,563)
	$467	$809

NOTE 4 – MINERAL PROPERTY
	At November 30,
	2015	2014
Acquisition cost	$64,000	$64,000
Asset retirement cost	1,384	1,384
	$65,384	$65,384

The Donlin Gold Project is located in the Kuskokwim region of southwestern Alaska on private, Alaska Native-owned mineral and surface land and Alaska state mining claims. The property is under lease for subsurface mineral rights from Calista Corporation and surface land rights from The Kuskokwim Corporation, two Alaska Native corporations. The mineral property was jointly owned by Barrick and NOVAGOLD through an unincorporated joint venture prior to the formation of Donlin Gold LLC. Upon formation of the Company the mineral property contributed was recorded based on the predecessor accounting values of Barrick and NOVAGOLD. As such, mineral property includes the historic acquisition cost as the partners' initial contribution to Donlin Gold LLC.

NOTE 5 – RELATED PARTY TRANSACTIONS

Barrick and NOVAGOLD provided management and support services to Donlin Gold LLC as follows:

	Year ended November 30,
	2015	2014	2013
Barrick	$ 2,355	$ 2,618	$ 3,044
NOVAGOLD	—	235	258
	$ 2,355	$ 2,853	$ 3,302
Amounts payable to related parties were as follows:
	At November 30,
	2015	2014
Barrick	$158	$194
NOVAGOLD	—	—
	$158	$194

NOTE 6 – RECLAMATION AND REMEDIATION

Although the ultimate amount of the reclamation costs to be incurred cannot be predicted with certainty, the total undiscounted amount of estimated cash flows required to settle the Company's estimated obligations for work undertaken at the site to date is $1,384. The amount has not been discounted due to the uncertainty of the timing of the reclamation activities due to the project's current permitting activities. Significant reclamation and closure activities include rehabilitation and decommissioning of the camp and drill sites.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

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

Obligations under operating leases

The Company leases certain assets, such as mineral property, land, office facilities and equipment, under operating leases. Mineral property and land leases coincide with the projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Office facilities and equipment expire at various dates through 2016. Future minimum annual lease payments are $1,331 in 2016, $1,332 in 2017, $1,178 in 2018 and $1,178 in 2019 totaling $5,019.

NOTE 8 – SUBSEQUENT EVENTS

There were no events after the balance sheet date which would require adjustment to or disclosure in these financial statements.  (2014: none).

Item 15.(a)(2) Schedule B

Independent Auditor's Report

To the Partners of the Galore Creek Partnership

We have audited the accompanying financial statements of the Galore Creek Partnership (the Partnership), which comprise the balance sheets as at December 31, 2015 and December 31, 2014 and the statements of loss and comprehensive loss, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2015, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

Management's responsibility for the financial statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with International Financial Reporting Standards, as issued by the International Accounting Standards Board (IASB), and for such internal control as management determines is necessary to enable the preparation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's responsibility
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

An audit involves performing procedures to obtain audit evidence, on a test basis, about the amounts and disclosures in the financial statements.The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting principles and policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion on the financial statements.

Opinion
In our opinion, the financial statements present fairly, in all material respects, the financial position of Galore Creek Partnership as at December 31, 2015 and December 31, 2014 and its financial performance and its cash flows for each of the years in the three-year period ended December 31, 2015 in accordance with International Financial Reporting Standards, as issued by the IASB.

signed "PricewaterhouseCoopers LLP"

Chartered Professional Accountants

Vancouver, British Columbia, Canada
January 25, 2016

Galore Creek Partnership
A Partnership between NovaGold Canada Inc. and Teck Resources Ltd.
Financial Statements
December 31, 2015
(Expressed in thousands of Canadian dollars)

Galore Creek Partnership
Balance Sheets
December 31,

(in thousands of Canadian dollars)
	2015 $	2014 $
Assets
Current assets
Cash and cash equivalents	1,330	709
Deposits and prepaid expenses	20	23
Due from Partner (Note 10)	17	89
GST recoverable	17	-
	1,384	821

Mineral property, plant and equipment (Note 6)	705,664	705,257

Reclamation bonds (Note 7)	4,522	4,541

	711,570	710,619

Liabilities
Current liabilities
Accounts payable and accrued liabilities	283	380
Due to Partners (Note 10)	1,142	73

	1,425	453

Due to NovaGold Canada Inc (Note 7)	4,453	4,453

Decommissioning and restoration provision (Note 7)	14,675	14,675

	20,553	19,581

Equity
Partners' contributions	847,454	846,618

Partners' deficit	(156,437)	(155,580)

	691,017	691,038

	711,570	710,619

Commitments and contingencies (Note 9)

Approved on Behalf of the Management Committee

                               "Shehzad Bharmal"
Chairman of the Management Committee

(See accompanying notes to financial statements)

Galore Creek Partnership
Statements of Loss and Comprehensive Loss
For the Year Ended December 31, 2015

(in thousands of Canadian dollars)
	2015 $	2014 $	2013 $

Other Income
Gain on sale of equipment	1,588	-	-
Interest income	2	4	7
	1,590	4	7

Expenses and other items
Professional fees	59	38	74
Care and maintenance costs (Note 8)	2,388	2,688	5,076
	2,447	2,726	5,150
Loss and Comprehensive Loss for the year	(857)	(2,722)	(5,143)

(See accompanying notes to financial statements)

Galore Creek Partnership
Statement of Changes in Partners' Equity
For the Year Ended December 31, 2015

(in thousands of Canadian dollars)
	NovaGold Contributions $	Teck Contributions $	Deficit $	Total $

Balance as at December 31, 2012	424,450	403,770	(147,715)	680,505

Net loss for the year	-	-	(5,143)	(5,143)
Contributions	7,199	7,199	-	14,398

Balance as at December 31, 2013	431,649	410,969	(152,858)	689,760

Net loss for the year	-	-	(2,722)	(2,722)
Contributions	2,000	2,000	-	4,000

Balance as at December 31, 2014	433,649	412,969	(155,580)	691,038

Net loss for the year	-	-	(857)	(857)
Contributions	418	418	-	836

Balance as at December 31, 2015	434,067	413,387	(156,437)	691,017

See accompanying notes to the Financial Statements.

Galore Creek Partnership
Statements of Cash Flows
For the Year Ended December 31, 2015

(in thousands of Canadian dollars)
	2015 $	2014 $	2013 $

Cash flows provided by operating activities
Loss for the year	(857)	(2,722)	(5,143)

Items not affecting cash
Gain on sale of equipment	(1,588)	-	-

Net change in non-cash working capital
(Increase) decrease in GST recoverable	(17)	15	140
(Increase) decrease in deposits and prepaid amounts	3	(7)	32
Increase (decrease) in accounts payable, accrued liabilities, and due to Partners	952	(1,190)	(1,008)
	(1,507)	(3,904)	(5,979)

Cash flows provided by financing activities
Contributions from Teck Resources Ltd.	418	2,000	7,199
Contributions from NovaGold Canada Inc.	418	2,000	7,199
Due to NovaGold Canada Inc – Long Term	-	-	65
	836	4,000	14,463

Cash flows provided by investing activities
Additions to mineral property, plant and equipment	(315)	(518)	(8,775)
Reclamation bonds	19	-	(65)
Proceeds on sale of equipment	1,588	-	-
	1,292	(518)	(8,840)

Net cash increase (decrease) for the year	621	(422)	(356)

Cash and cash equivalents at beginning of year	709	1,131	1,487

Cash and cash equivalents at end of year	1,330	709	1,131

(See accompanying notes to financial statements)

Galore Creek Partnership
Notes to Financial Statements
December 31, 2015

(in Canadian dollars)
1	Nature of Operations and Economic Dependence
The Galore Creek Partnership ("Partnership") is a general partnership formed under the laws of the Province of British Columbia on August 1, 2007 for the purposes of exploration, development and construction of the Galore Creek mine.  The Partnership is 50% owned by NovaGold Canada Inc. ("NovaGold"), a wholly owned subsidiary of NOVAGOLD RESOURCES INC. and 50% owned by Teck Resources Limited ("Teck"). The Partnership owns 100% of Galore Creek Mining Corporation, which is the operator of the project.
The Partnership's registered office is at 595 Burrard Street, Vancouver, British Columbia, Canada.
Upon formation of the Partnership, NovaGold contributed the Galore Creek project and Teck committed to contribute cash. Teck completed its cash earn-in obligation in 2011. NovaGold and Teck ("Partners") are currently equally responsible for funding the Partnership.
These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Partnership will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.
Presently, the Partnership is economically dependent upon its Partners, NovaGold and Teck, for financial support and the Partnership has commitments from its Partners that it will receive support for the next 12 months. The future recoverability of the Partnership's mineral property, plant and equipment is dependent upon:  the ability of the Partnership to obtain continued support from its Partners or to obtain financing necessary to complete the development of its property, the existence of economically recoverable reserves, the securing and maintaining of title and beneficial interest in the properties, and the future profitable production or proceeds from disposition of the mineral properties.
2	Basis of Preparation
These annual financial statements have been prepared in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board ("IASB").
These financial statements were prepared by management and approved by the Partnership Management Committee on January 25, 2016.

These annual financial statements include the results of the Partnership and its wholly owned subsidiary, Galore Creek Mining Corporation.

Galore Creek Partnership
Notes to Financial Statements
December 31, 2015

(in Canadian dollars)
3	New IFRS Pronouncements
New IFRS pronouncements that have been issued but are not yet effective are listed below. The Partnership plans to apply the new standards in the annual period for which it is first required.
Revenue from Contracts with Customers

In May 2014, the IASB issued IFRS 15, Revenue from Contracts with Customers (IFRS 15) as a result of a joint revenue project with the U.S. Financial Accounting Standards Board.

The new revenue standard introduces a single, principles based, five-step model for the recognition of revenue when control of a good is transferred to or a service performed for the customer. The five steps are identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. IFRS 15 also requires enhanced disclosures about revenue to help investors better understand the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers and improves the comparability of revenue from contracts with customers.

The standard has an effective date of January 1, 2018. Early application of IFRS 15 is permitted. The Partnership does not expect the adoption of this standard to have a significant impact on the financial statements.
Financial Instruments
IFRS 9, Financial Instruments (IFRS 9), addresses the classification, measurement and recognition of financial assets and financial liabilities and supersedes the guidance relating to the classification and measurement of financial instruments in IAS 39, Financial Instruments: Recognition and Measurement (IAS 39).
IFRS 9 requires financial assets to be classified into three measurement categories on initial recognition: those measured at fair value through profit and loss, those measured at fair value through other comprehensive income and those measured at amortized cost. Investments in equity instruments are required to be measured by default at fair value through profit or loss. However, there is an irrevocable option to present fair value changes in other comprehensive income. Measurement and classification of financial assets is dependent on the entity's business model for managing the financial assets and the contractual cash flow characteristics of the financial asset. For financial liabilities, the standard retains most of the IAS 39 requirements. The main change is that, in cases where the fair value option is taken for financial liabilities, the part of a fair value change relating to an entity's own credit risk is recorded in other comprehensive income rather than the income statement, unless this creates an accounting mismatch.

Galore Creek Partnership
Notes to Financial Statements
December 31, 2015

(in Canadian dollars)
3	New IFRS Pronouncements (cont'd)
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
IFRS 9 is effective for annual periods beginning on or after January 1, 2018, with early adoption permitted. The Partnership does not expect the adoption of this standard to have a significant impact on its financial statements.
Leases
On January 14, 2016, the IASB issued IFRS 16, Leases.  This new standard replaces the existing leasing guidance in IAS 17, Leases.  The objective of the new standard is to report all leases on the balance sheet and to define how leases and lease liabilities are measured.  IFRS 16 is effective January 1, 2019 with early application permitted for companies that also apply IFRS 15.  The Company is currently assessing the impact of IFRS 16 on its financial statements.
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

Galore Creek Partnership
Notes to Financial Statements
December 31, 2015

(in Canadian dollars)
4	Summary of Significant Accounting Policies (cont'd)
Partnership. Mobile construction equipment was amortized to exploration and evaluation costs over the estimated remaining useful life of the equipment. The amortization of the equipment was capitalized, as the equipment is required for continued development of the project.
Repairs and maintenance
Repairs and maintenance costs are charged to expense as incurred, except when these repairs significantly extend the life of an asset or result in an operating improvement. In these instances the portion of these repairs relating to the betterment is capitalized as part of plant and equipment.
Impairment of tangible assets
The carrying amounts of non-current assets are reviewed for impairment whenever facts and circumstances suggest that the carrying amounts may not be recoverable. For exploration & evaluation assets, impairment indicators specific to exploration and evaluation assets are assessed. If there are indicators of impairment, the recoverable amount of the asset is estimated in order to determine the extent of any impairment. Where the asset does not generate cash flows that are independent from other assets, the recoverable amount of the cash generating unit ("CGU") to which the asset belongs is determined. The recoverable amount of an asset or CGU is determined as the higher of its fair value less cost to sell and its value in use. An impairment loss exists if the asset's or CGU's carrying amount exceeds the recoverable amount.
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
Provisions
Decommissioning and restoration provisions
Future obligations to retire an asset, including dismantling, remediation and ongoing treatment and monitoring of the site related to normal operations are initially recognized and recorded as a provision based on estimated future cash flows. The decommissioning and restoration provision ("DRP") is adjusted at each reporting period for changes to factors including the expected amount of cash flows required to discharge the liability, the timing of such cash flows and the discount rate.
The DRP will be accreted to full value over time through periodic charges to earnings. This unwinding of the discount will be charged to financing expense in the statement of loss and comprehensive loss.

Galore Creek Partnership
Notes to Financial Statements
December 31, 2015

(in Canadian dollars)
4	Summary of Significant Accounting Policies (cont'd)
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
The fair value of the Partnership's accounts receivable and accounts payable approximate their carrying values at December 31, 2015 due to their short-term nature.
Reclamation bonds
The Partnership's held-to-maturity reclamation deposits are carried at cost and bear fixed interest rates. The fair value of these deposits approximates their carrying values.
Due to NovaGold Canada Inc.
The amount due to NovaGold Canada Inc. is a non-interest bearing payable and is recorded at cost.

Galore Creek Partnership
Notes to Financial Statements
December 31, 2015

(in Canadian dollars)
4	Summary of Significant Accounting Policies (cont'd)
Income Taxes
The Partnership is not a taxable entity for federal and provincial income tax purposes. Accordingly, no recognition is given to income taxes for financial reporting purposes. Tax on the Partnership's net income (loss) is borne by the Partners through the allocation of taxable income (loss). Net income for financial statement purposes may differ significantly from taxable income for the Partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Galore Creek Partnership Agreement.
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
Exploration and Evaluation expenditure
The application of the Company's accounting policy for exploration and evaluation expenditures requires judgement in the following areas:
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

Galore Creek Partnership
Notes to Financial Statements
December 31, 2015

(in Canadian dollars)
6	Mineral property, plant and equipment
(in thousands of Canadian dollars)
Cost	Exploration and Evaluation $	Mobile Construction Equipment $	Total $
At December 31, 2013	704,510	38.982	743,492
Additions	747	-	747
At December 31, 2014	705,257	38,982	744,239
Additions	407	-	407
Sale of Mobile Equipment	-	(6,210)	(6,210)
At December 31, 2015	705,664	32,772	738,436

Accumulated Depreciation
At December 31, 2013	-	(38,982)	(38,982)
At December 31, 2014	-	(38,982)	(38,982)
Sale of Mobile Equipment	-	6,210	6,210
At December 31, 2015	-	(32,772)	(32,772)

Net Book Value
At December 31, 2013	704,510	-	704,510
At December 31, 2014	705,257	-	705,257
At December 31, 2015	705,664	-	705,664

          7            Decommissioning and Restoration Provision

          a)           Reclamation provision
Although the ultimate amount of the reclamation costs to be incurred cannot be predicted with certainty, the total undiscounted amount of estimated cash flows required to settle the Partnership's estimated obligations is $14.7 million. Significant reclamation and closure activities include land rehabilitation, decommissioning of roads, bridges, buildings and facilities at the project site.
The reclamation liabilities may be subject to change based on changes in management's estimates, changes in remediation technology or changes to the applicable laws and regulations.

Galore Creek Partnership
Notes to Financial Statements
December 31, 2015

(in Canadian dollars)
7	Decommissioning and Restoration Provision (cont'd)
(in thousands of Canadian dollars)
	2015 $	2014 $
Opening balance	14,675	14,446
Change in estimate	-	209
Accretion	-	-
Closing Reclamation Obligation	14,675	14,675
b)	Reclamation bonds
Each of the Partners has provided collateral for their 50% share of reclamation bonds and letters of credit covering the required permits.

At December 31, 2015 NovaGold funded $4.5 million of its share in respect of the BC Ministry of Forests and Range Special Use Permit ("Forestry Act Permit"), through the Partnership. The $4.5 million loan related to the funding of these reclamation bonds will be repaid to NovaGold once the reclamation bond in respect of the Forestry Act Permit is released back to the Partnership.
8	Expenses by Nature
(in thousands of Canadian dollars)
	2015 $	2014 $	2013 $
Community and stakeholder engagement	314	333	321
Environmental maintenance	723	755	785
Fuel and energy	15	(18)	21
Insurance and property tax	87	108	134
Maintenance and repair supplies	119	119	37
Office rent and support	210	297	522
Other camp costs	13	16	9
Salaries and employee benefits	741	1,064	2,974
Transportation	166	14	273
Total care and maintenance costs	2,388	2,688	5,076

Galore Creek Partnership
Notes to Financial Statements
December 31, 2015

(in Canadian dollars)

          9          Commitments and contingencies
         a)          Operating lease commitments

                      The Partnership is party to certain operating leases. These operating leases include the Partnership's leased office location and certain office equipment with commitments ranging from one to two years. The future minimum lease payments as at December 31, 2015 are as follows:
(in thousands of Canadian dollars)
$
2016	59
2017	39
Thereafter	-
b)
The Partnership has a royalty agreement entitling the counterparty to a maximum annual net smelter royalty of between 0.5% to 1.0%. The royalty is subject to positive future operating mine cash flow and is contingent upon reaching certain agreed financial targets.

10	Related party transactions
a)	Management services
During the period ended December 31, 2015, NovaGold and Teck provided the Partnership with management services totaling $419,233 (2014 - $416,293; 2013 - $469,732) and $564,344 (2014 - $568,920; 2013 - $748,506), respectively.
b)	Due to Partners
As at December 31, 2015 the Partnership owed $35,249 (2014 - $36,617) to NovaGold  and $1,107,051 (2014 - $36,379) to Teck for management services and for expenses paid on the Partnership's behalf.
In addition, the Partnership was owed $ 17,294 (2014 - $88,951) by Teck subsidiaries for management services provided to Teck projects by staff of the Partnership.
The Partnership owed $4.5 million (2014 - $4.5 million) to NovaGold in respect of its funding of reclamation bonds held in the Partnership.
11	Financial instruments
Financial assets are comprised of cash and cash equivalents, short-term deposits and reclamation bonds. Cash and cash equivalents are held with Canadian chartered banks.
Financial liabilities are comprised of accounts payable and accrued liabilities, due to partners and due to NovaGold Canada Inc. All financial liabilities are due within 30 days, except the payable to NovaGold.
The Partnership is not subject to material market risk on any of its financial instruments.
The carrying amount of all financial instruments approximates fair value.

Galore Creek Partnership
Notes to Financial Statements
December 31, 2015

(in Canadian dollars)
12	Subsequent events
There were no events after the balance sheet date which would require adjustment to these financial statements (2014: none).