Form 10-Q
period 2016-02-29
NOVAGOLD RESOURCES INC
filed 2016-04-04
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016

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

As of March 28, 2016, the Company had  319,703,227 Common Shares, no par value, outstanding.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

•	our ability to achieve production at any of our mineral exploration and development properties;
•	estimated capital costs, operating costs, production and economic returns;
•	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our resource and reserve estimates;
•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
•	assumptions that all necessary permits and governmental approvals will be obtained;
•	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	our expectations regarding demand for equipment, skilled labor and services needed for exploration and development of mineral properties; and
•	that our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

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

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in this Quarterly Report on Form 10-Q under the heading "Risk Factors" and elsewhere.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At February 29, 2016	At November 30, 2015
ASSETS
Cash and cash equivalents	$36,938	$41,731
Term deposits	80,000	85,000
Other assets	2,647	3,310
Current assets	119,585	130,041
Investment in Donlin Gold (note 4)	903	1,058
Investment in Galore Creek (note 5)	239,732	242,906
Mineral property	43,031	43,605
Deferred income taxes	9,583	9,711
Other assets	6,229	6,263
Total assets	$419,063	$433,584

LIABILITIES
Accounts payable and accrued liabilities	$1,308	$3,066
Other liabilities	396	451
Current liabilities	1,704	3,517
Promissory note (note 6)	81,352	80,261
Deferred income taxes	20,241	20,510
Total liabilities	103,297	104,288

Commitments and contingencies (note 13)

EQUITY
Common shares	1,941,528	1,938,262
Contributed surplus	77,941	80,774
Accumulated deficit	(1,682,032)	(1,672,055)
Accumulated other comprehensive loss	(21,671)	(17,685)
Total equity	315,766	329,296
Total liabilities and equity	$419,063	$433,584

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on April 4, 2016. They are signed on the Company's behalf by:

/s/ Gregory A. Lang, Director /s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended
	February 29,	February 28,
	2016	2015

Operating expenses:
Equity loss – Donlin Gold (note 4)	$2,003	$2,496
Equity loss – Galore Creek (note 5)	194	126
General and administrative (note 8)	7,324	8,502
Studies and evaluation	—	153
Depreciation	9	9
	9,530	11,286

Loss from operations	(9,530)	(11,286)
Other income (expense) (note 10)	(385)	1,997
Loss before income taxes	(9,915)	(9,289)
Income tax expense	(62)	(10)
Net loss	$(9,977)	$(9,299)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of $(3) and $10 tax (expense) recovery, respectively	36	(62)
Foreign currency translation adjustments	(4,022)	(31,760)
Other comprehensive loss	(3,986)	(31,822)

Comprehensive loss	$(13,963)	$(41,121)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted (thousands)	319,343	317,780

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended
	February 29,	February 28,
	2016	2015

Operating activities:
Net loss	$(9,977)	$(9,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity losses of affiliates	2,197	2,622
Share-based compensation	4,708	5,329
Interest on promissory note	1,091	995
Accretion of convertible notes	—	430
Depreciation	9	9
Deferred income taxes	(3)	10
Foreign exchange gain	(525)	(3,462)
Other	211	(26)
Withholding tax paid on share-based compensation	(4,275)	(827)
Net change in operating assets and liabilities (note 11)	(1,172)	(1,403)
Net cash used in operations	(7,736)	(5,622)

Investing activities:
Proceeds from term deposits	40,000	45,000
Purchases of term deposits	(35,000)	(40,000)
Funding of affiliates	(2,063)	(2,528)
Net cash used in investing activities	2,937	2,472

Financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	6	(218)
Decrease in cash and cash equivalents	(4,793)	(3,368)
Cash and cash equivalents at beginning of period	41,731	70,325
Cash and cash equivalents at end of period	$36,938	$66,957

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)
	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income	equity

November 30, 2014	317,288	$1,936,336	$74,038	$(1,640,103)	$34,845	$405,116
Net loss	—	—	—	(31,952)	—	(31,952)
Other comprehensive loss	—	—	—	—	(52,530)	(52,530)
Share-based compensation and related share issuances	622	1,926	6,736	—	—	8,662
November 30, 2015	317,910	$1,938,262	$80,774	$(1,672,055)	$(17,685)	$329,296
Net loss	—	—	—	(9,977)	—	(9,977)
Other comprehensive loss	—	—	—	—	(3,986)	(3,986)
Share-based compensation and related share issuances	1,654	3,266	(2,833)	—	—	433
February 29, 2016	319,564	$1,941,528	$77,941	$(1,682,032)	$(21,671)	$315,766

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

The Condensed Consolidated Interim Financial Statements of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD's Consolidated Financial Statements for the year ended November 30, 2015. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

The functional currency for the Company's Canadian operations is the Canadian dollar and the functional currency for the Company's U.S. operations is the U.S. dollar. References to "$" refer to United States currency and "C$" to Canadian currency. Dollar amounts are in thousands, except for per share amounts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

Consolidation – Amendments to the Consolidation Analysis

In February 2015, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued to amend current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models and primarily relate to: limited partnerships and similar legal entities; evaluating fees paid to a decision maker or a service provider as a variable interest; the effect of fee arrangements on the primary beneficiary determination; the effect of related parties on the primary beneficiary determination; and certain investment funds. The Company determined that these changes did not have an impact on its previous consolidation analysis and elected early adoption of the new standard effective for the Company's fiscal year beginning December 1, 2016. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

Recently issued accounting pronouncements

Leases

In February 2016, ASC guidance was issued to amend lease accounting guidance. The new guidance amends the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new guidance is effective for the Company's fiscal year beginning December 1, 2019. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

Classification and Measurement of Financial Instruments

In January 2016, ASC guidance was issued to amend the guidance on the classification and measurement of financial instruments. The new guidance significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company's fiscal year beginning December 1, 2018. Early adoption for most of the provisions is not allowed. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

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

NOTE 4 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company in which wholly owned subsidiaries of Barrick Gold Corporation ("Barrick") and NOVAGOLD each own a 50% interest. Donlin Gold LLC has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of both Barrick and the Company.

Changes in the Company's 50% investment in Donlin Gold LLC are summarized as follows:

	Three months ended
	February 29,	February 28,
	2016	2015
Balance – beginning of period	$1,058	$1,618
Share of losses
Mineral property expenditures	(1,964)	(2,453)
Depreciation	(39)	(43)
	(2,003)	(2,496)
Funding	1,848	2,352
Balance – end of period	$903	$1,474

The following amounts represent the Company's 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.

	At February 29, 2016	At November 30, 2015
Current assets: Cash, prepaid expenses and other receivables	$1,488	$1,762
Non-current assets: Property and equipment	532	232
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,117)	(936)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$32,903	$33,058

NOTE 5 – INVESTMENT IN GALORE CREEK

The Galore Creek project is owned by the Galore Creek Partnership (GCP) a partnership in which Teck Resources Limited ("Teck") and a wholly owned subsidiary of NOVAGOLD each own a 50% interest. GCP has a board of four directors, with two members selected by Teck and two members selected by the Company. All significant decisions related to GCP require the approval of both Teck and the Company.

GCP prepares its financial statements under International Financial Reporting Standards, as issued by the IASB, and presents its financial statements in Canadian dollars. In accounting for its investment in GCP, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company's investment in GCP are summarized as follows:

	Three months ended
	February 29,	February 28,
	2016	2015
Balance – beginning of period	$242,906	$283,247
Share of losses
Mineral property expenditures	(59)	(13)
Care and maintenance expense	(135)	(113)
	(194)	(126)
Funding	215	176
Foreign currency translation	(3,195)	(24,052)
Balance – end of period	$239,732	$259,245

The following amounts represent the Company's 50% share of the assets and liabilities of GCP presented in U.S. dollars and in accordance with US GAAP. As a result of recording the Company's investment at fair value in June 2011, the carrying value of the Company's 50% interest is higher than 50% of the book value of GCP. Therefore, the Company's investment does not equal 50% of the net assets recorded by GCP:

	At February 29, 2016	At November 30, 2015
Current assets: Cash, prepaid expenses and other receivables	$254	$497
Non-current assets: Mineral property	215,657	218,532
Current liabilities: Accounts payable and accrued liabilities	(50)	(365)
Non-current liabilities: Payables and decommissioning liabilities	(7,068)	(7,162)
Net assets	$208,793	$211,502

NOTE 6 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick for $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $29,776 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company's share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company's interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company's marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $606 at February 29, 2016 ($571 at November 30, 2015), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended
	February 29,	February 28,
	2016	2015
Salaries	$1,692	$1,518
Share-based compensation	4,708	5,329
Office expense	504	493
Professional fees	126	242
Corporate development and communications	294	920
	$7,324	$8,502

NOTE 9 – SHARE-BASED COMPENSATION

	Three months ended
	February 29,	February 28,
	2016	2015
Stock options	$3,668	$4,104
Performance share unit plan	989	1,170
Deferred share unit plan	51	55
	$4,708	$5,329

In the first three months of 2016, the Company granted 4,586,700 share options to employees and directors with an exercise price of C$5.02 per share and a fair value of C$1.83 per share. The Company also granted 1,241,900 performance share units (PSUs) to employees with a fair value of C$4.65 per unit. PSU grants made on January 4, 2014 vested and were paid out on December 1, 2015 in common shares of the Company at 140% of the PSU grant amount. The Company elected to remit PSU withholding taxes of $4,275,000 using cash and issued the net amount of 1,377,364 shares to holders.

In the first three months of 2015, the Company granted 4,359,450 share options to employees and directors with an exercise price of C$3.18 per share and a fair value of C$1.28 per share. The Company also granted 1,377,250 PSUs to employees with a fair value of C$3.86 per unit. PSU grants made on December 5, 2012 vested and were paid out on December 5, 2014 in common shares of the Company at 137% of the PSU grant amount. The Company elected to remit PSU withholding taxes of $827,000 using cash and issued the net amount of 506,175 shares to holders.

NOTE 10 – OTHER INCOME (EXPENSE)

	Three months ended
	February 29,	February 28,
	2016	2015
Interest income	$181	$178
Interest expense	(1,091)	(1,643)
Foreign exchange gain	525	3,462
	$(385)	$1,997

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 11 – CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended
	February 29,	February 28,
	2016	2015
Decrease in receivables, deposits and prepaid amounts	$634	$332
Decrease in accounts payable and accrued liabilities	(1,751)	(1,659)
Decrease in other liabilities	(55)	(76)
	$(1,172)	$(1,403)

NOTE 12 – RELATED PARTY TRANSACTIONS

In the first three months of 2016, the Company provided office rental and services to GCP for $80 ($91 in the first three months of 2015).

As of February 29, 2016, the Company has accounts receivable from GCP of $27 (November 30, 2015: $28) included in other current assets and a receivable of $3,500 (November 30, 2015: $3,546) from GCP included in other long-term assets.

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2017. Future minimum annual lease payments are $301 in the remainder of 2016, $317 in 2017 and $38 in 2018, totaling $656.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management's review of the factors that affected our financial and operating performance for the three month periods ended February 29, 2016 and February 28, 2015. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report.

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

First quarter highlights

Advancement of the Donlin Gold project

Permitting activities continued at Donlin Gold in the first quarter of 2016 and were mainly focused on updating our Clean Water Act Section 404 permit application information and providing the U.S. Army Corps of Engineers (the "Corps"), the lead agency for the Donlin Gold EIS, with requested input and information as the Corps conducted public meetings in the Yukon-Kuskokwim (Y-K) region and Anchorage on the draft Environmental Impact Statement (EIS). The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold. This document is comprised of four main sections which:

•	Outline of the purpose and need for the development of the proposed mine and the benefit it would bring to the stakeholders of Donlin Gold's Alaska Native Corporation partners, Calista Corporation and The Kuskokwim Corporation (TKC).

•	Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.

•	Prepare an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential physical, biological, social, and cultural impacts relative to the existing baseline conditions. This portion constitutes the most extensive part of the EIS.

•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.

The Corps filed the draft EIS in November 2015. Following the filing of the draft EIS, the Corps issued a schedule for public meetings on the draft EIS, which are being held in the Y-K region and Anchorage. The Corps will accept comments on the draft EIS until the close of the 5-month comment period at the end of April 2016. This timeline provides ample opportunity for all the stakeholders to become informed and comment on the EIS.  The Corps' schedule anticipates that the final Donlin Gold EIS, which will include responses to all comments on the draft EIS, will be published in 2017.  All Donlin Gold EIS documents, including the Corps' time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.

In addition to actively participating in the NEPA process, Donlin Gold continues to work simultaneously with the Corps and other permitting agencies on major permit applications, including:

•	working with the State to advance the review of Donlin Gold's air quality permit application and preparation of the air quality permit;

•	finalizing Donlin Gold's water discharge permit application for submission to the State of Alaska;

•	advancing Donlin Gold's integrated waste management and reclamation permit applications which have been submitted to the State of Alaska;

•	coordinating and supporting the State, Federal, and native landowner reviews of the rights-of-way and lease applications for the gas pipeline; and

•	supporting the Corps in finalizing the determination of the impacts on wetland areas, functions, as well as values and proposing compensatory mitigation as required by the Clean Water Act section 404 permitting process.

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

Our share of funding for Donlin Gold in the first quarter of 2016 was $1.9 million for permitting, community engagement and development efforts. Our 50% share of the 2016 work program is expected to be approximately $9 million. The 2016 work program and budget includes funds to continue to advance the permitting process and provide input into the EIS process, through issuance of a final EIS in 2017. In addition, Donlin Gold will continue to maintain its engagement with communities in the Y-K region.
We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold's expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek project

In the first quarter of 2016, the Galore Creek Partnership continued to advance technical studies in project mine planning and design, and waste rock and water management, and community commitments. We expect this effort to further improve the value and marketability of the Galore Creek project, which we continue to be open to monetizing, in whole or in part, to strengthen our balance sheet and focus primarily on the permitting of Donlin Gold.

Our share of cash funding for Galore Creek was $0.2 million in the first quarter of 2016, primarily for technical studies, care and maintenance, and community commitments. In 2016, our 50% share of the work program is expected to be approximately $1 million to continue to advance technical studies, community commitments and site care and maintenance.

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

A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment for our investment in the Galore Creek Partnership and our 40% direct interest in the Copper Canyon mineral property. The Canadian dollar is the functional currency for our Canadian operations and therefore we assess whether there has been a potential impairment triggering event related to copper prices in Canadian dollars. Due to the continued strengthening of the U.S. dollar in relation to the Canadian dollar, there has not been a significant decline in the price of copper in Canadian dollar terms and therefore is not presently an indicator of possible impairment.

Outlook

We do not currently generate operating cash flows.  At February 29, 2016, we had cash and cash equivalents of $36.9 million and term deposits of $80.0 million.  At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting at the Donlin Gold project. Additional capital will be necessary if permits are received at the Donlin Gold project and a decision to commence construction is reached. Future financings to fund construction are anticipated through debt financing, equity financing, project specific debt, or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2015, as filed with the SEC and the Canadian Securities Regulators on January 27, 2016.

In 2016, we expect to spend approximately $25 million, including $10 million to fund our share of expenditures at the Donlin Gold and Galore Creek projects; $1 million for joint Donlin Gold studies with Barrick and $12 million for general and administrative costs, and $2 million for working capital and other corporate purposes.

Summary of Consolidated Financial Performance

	Three months ended
	February 29,	February 28,
($ thousands, except per share)	2016	2015
Loss from operations	$(9,530)	$(11,286)
Net loss	$(9,977)	$(9,299)
Net loss per common share
Basic and diluted	$(0.03)	$(0.03)

Results of Operations

First quarter 2016 compared to 2015

Loss from operations decreased from $11.3 million in 2015 to $9.5 million in 2016 due to lower general and administrative expense and lower costs at the Donlin Gold project. General and administrative expense decreased by $1.2 million, primarily due to lower share-based compensation costs compared to the prior year. Our share of losses at the Donlin Gold project decreased by $0.5 million, as 2016 activities continued to focus primarily on permitting and the draft EIS public comment period.

Net loss increased from $9.3 million ($0.03 per share) in 2015 to $10.0 million ($0.03 per share) in 2016, primarily due to a decrease in foreign exchange gains. The U.S. dollar significantly strengthened in relation to the Canadian dollar during the first quarter of 2015 and foreign exchange gains were realized by the Canadian parent company on its cash denominated in U.S. dollars, partially offset by foreign exchange losses on deferred income taxes and the then outstanding convertible note debt.

Liquidity, Capital Resources and Capital Requirements

	Three months ended
	February 29,	February 28,
($ thousands)	2016	2015
Cash used in operations	$(7,736)	$(5,622)
Cash provided from (used in) investing activities	$2,937	$2,472
Cash used in financing activities	$—	$—

	At	At
($ thousands)	February 29, 2016	November 30, 2015	Change
Cash and cash equivalents	$36,938	$41,731	$(4,793)
Term deposits	$80,000	$85,000	$(5,000)

In the first quarter of 2016, cash and term deposits decreased by $9.8 million. The decrease was primarily related to $7.7 million used in operating activities for administrative costs, withholding taxes on vested performance share units and working capital changes, $1.9 million to fund Donlin Gold and $0.2 million to fund Galore Creek. The term deposits are denominated in U.S. dollars and are held at two Canadian chartered banks.

First quarter 2016 compared to 2015

Cash used in operations increased by $2.1 million, primarily due to higher withholding taxes paid on performance share units vested, partially offset by reductions in working capital. Cash used to fund affiliates decreased by $0.5 million due to the timing of funding requirements at Donlin Gold. No cash was used in financing activities in the first quarter of 2016 or 2015.

Outstanding share data

As of March 28, 2016, the Company had 319,703,227 common shares issued and outstanding. Also as of March 28, 2016, the Company had outstanding 20,547,131 stock options with a weighted-average exercise price of C$4.52, 2,619,150 Performance Share Units and 265,528 Deferred Share Units. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 24,741,384 common shares.

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

We have not hedged our exposure to currency fluctuations. At February 29, 2016, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at February 29, 2016, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.0 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through two large Canadian chartered banks with high investment-grade ratings and have maturities of less than one year.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at February 29, 2016, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.8 million in the interest accrued by us per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 29, 2016. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. The company's internal controls over financial reporting are based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2015, as filed with the SEC on January 27, 2016. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2015, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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
Date: April 4, 2016	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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