Form 10-Q
period 2016-05-31
NOVAGOLD RESOURCES INC
filed 2016-06-27
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 21, 2016, the Company had 319,933,848 Common Shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of our properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the permitting and development of the Donlin Gold and Galore Creek projects, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.
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

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, US dollars in thousands)
	At May 31, 2016	At November 30, 2015
ASSETS
Cash and cash equivalents	$31,743	$41,731
Term deposits	80,000	85,000
Other assets	2,423	3,310
Current assets	114,166	130,041
Investment in Donlin Gold (note 4)	1,287	1,058
Investment in Galore Creek (note 5)	247,352	242,906
Mineral property	44,414	43,605
Deferred income taxes	9,891	9,711
Other assets	7,025	6,263
Total assets	$424,135	$433,584

LIABILITIES
Accounts payable and accrued liabilities	$1,686	$3,066
Other liabilities	295	451
Current liabilities	1,981	3,517
Promissory note (note 6)	82,505	80,261
Deferred income taxes	20,891	20,510
Total liabilities	105,377	104,288

Commitments and contingencies (note 13)

EQUITY
Common shares	1,942,205	1,938,262
Contributed surplus	79,134	80,774
Accumulated deficit	(1,691,170)	(1,672,055)
Accumulated other comprehensive loss	(11,411)	(17,685)
Total equity	318,758	329,296
Total liabilities and equity	$424,135	$433,584

The accompanying notes are an integral part of these condensed consolidated interim financial statements.
These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 27, 2016. They are signed on the Company’s behalf by:
/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS
AND COMPREHENSIVE GAIN (LOSS)
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015

Operating expenses:
Equity loss – Donlin Gold (note 4)	$2,502	$3,654	$4,505	$6,150
Equity loss – Galore Creek (note 5)	320	285	514	411
General and administrative (note 8)	4,561	3,150	11,885	11,652
Studies and evaluation	—	148	—	301
Depreciation	8	9	17	18
	7,391	7,246	16,921	18,532

Loss from operations	(7,391)	(7,246)	(16,921)	(18,532)
Other income (expense) (note 10)	(1,730)	(1,944)	(2,115)	53
Loss before income taxes	(9,121)	(9,190)	(19,036)	(18,479)
Income tax (expense) recovery	(17)	6	(79)	(4)
Net loss	$(9,138)	$(9,184)	$(19,115)	$(18,483)

Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities during period	559	(190)	595	(252)
Reclassification adjustment for losses included in net loss	—	426	—	426
Net unrealized gain (loss), net of $(83), $(6), $(86),and $4 tax (expense) recovery	559	236	595	174
Foreign currency translation adjustments	9,699	1,544	5,679	(30,216)
	10,258	1,780	6,274	(30,042)

Comprehensive income (loss)	$1,120	$(7,404)	$(12,841)	$(48,525)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average shares outstanding
Basic and diluted (thousands)	319,782	317,862	319,556	317,821
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015

Operating activities:
Net loss	$(9,138)	$(9,184)	$(19,115)	$(18,483)
Adjustments to reconcile net income to net cash used in operating activities:
Equity losses of affiliates	2,822	3,939	5,019	6,561
Share-based compensation	1,869	728	6,577	6,057
Interest on promissory note	1,153	1,026	2,244	2,021
Depreciation	8	9	17	18
Deferred income taxes	(83)	(6)	(86)	4
Foreign exchange (gain) loss	797	247	272	(3,215)
Write-down of investments	—	426	—	426
Other	(146)	261	65	665
Withholding tax on share-based compensation	—	—	(4,275)	(827)
Net change in operating assets and liabilities (note 11)	570	18	(602)	(1,385)
Net cash used in operations	(2,148)	(2,536)	(9,884)	(8,158)

Investing activities:
Proceeds from term deposits	45,000	50,000	85,000	95,000
Purchases of term deposits	(45,000)	(45,000)	(80,000)	(85,000)
Funding of affiliates	(3,130)	(3,934)	(5,193)	(6,462)
Net cash used in investing activities	(3,130)	1,066	(193)	3,538

Financing activities:
Repayment of debt	—	(15,829)	—	(15,829)
Net cash used in financing activities	—	(15,829)	—	(15,829)

Effect of exchange rate changes on cash	83	38	89	(180)
Decrease in cash and cash equivalents	(5,195)	(17,261)	(9,988)	(20,629)
Cash and cash equivalents at beginning of period	36,938	66,957	41,731	70,325
Cash and cash equivalents at end of period	$31,743	$49,696	$31,743	$49,696

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income (loss)	equity

November 30, 2014	317,288	$1,936,336	$74,038	$(1,640,103)	$34,845	$405,116
Net loss	—	—	—	(31,952)	—	(31,952)
Other comprehensive loss	—	—	—	—	(52,530)	(52,530)
Share-based compensation and related share issuances	622	1,926	6,736	—	—	8,662
November 30, 2015	317,910	$1,938,262	$80,774	$(1,672,055)	$(17,685)	$329,296
Net loss	—	—	—	(19,115)	—	(19,115)
Other comprehensive income	—	—	—	—	6,274	6,274
Share-based compensation and related share issuances	1,993	3,943	(1,640)	—	—	2,303
May 31, 2016	319,903	$1,942,205	$79,134	$(1,691,170)	$(11,411)	$318,758

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
The Condensed Consolidated Interim Financial Statements of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2015. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

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

In February 2015, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued to amend current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models and primarily relate to: limited partnerships and similar legal entities; evaluating fees paid to a decision maker or a service provider as a variable interest; the effect of fee arrangements on the primary beneficiary determination; the effect of related parties on the primary beneficiary determination; and certain investment funds. The Company determined that these changes did not have an impact on its previous consolidation analysis and elected early adoption of the new standard effective for the Company’s fiscal year beginning December 1, 2016. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.
Recently issued accounting pronouncements
Compensation—Stock Compensation
In March 2016, ASC guidance was issued to amend employee share-based payment accounting. The new guidance amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2017. Early adoption is permitted in any interim or annual period. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. All of the amendments must be adopted in the same period. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.
Leases
In February 2016, ASC guidance was issued to amend lease accounting guidance. The new guidance amends the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new guidance is effective for the Company’s fiscal year beginning December 1, 2019. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

Classification and Measurement of Financial Instruments
In January 2016, ASC guidance was issued to amend the guidance on the classification and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year beginning December 1, 2018. Early adoption for most of the provisions is not allowed. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.
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
NOTE 4 – INVESTMENT IN DONLIN GOLD
The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company in which wholly owned subsidiaries of Barrick Gold Corporation (“Barrick”) and NOVAGOLD each own a 50% interest. Donlin Gold LLC has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of both Barrick and the Company.
Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Balance – beginning of period	$903	$1,474	$1,058	$1,618
Share of losses:
Mineral property expenditures	(2,466)	(3,612)	(4,430)	(6,065)
Depreciation	(36)	(42)	(75)	(85)
	(2,502)	(3,654)	(4,505)	(6,150)
Funding	2,886	3,666	4,734	6,018
Balance – end of period	$1,287	$1,486	$1,287	$1,486

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.
	At May 31, 2016	At November 30, 2015
Current assets: Cash, prepaid expenses and other receivables	$1,680	$1,762
Non-current assets: Property and equipment	156	232
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(549)	(936)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,287	$33,058

NOTE 5 – INVESTMENT IN GALORE CREEK
The Galore Creek project is owned by Galore Creek Partnership (GCP), a partnership in which Teck Resources Limited (“Teck”) and a wholly owned subsidiary of NOVAGOLD each own a 50% interest. GCP has a board of four directors, with two members selected by Teck and two members selected by the Company. All significant decisions related to GCP require the approval of both Teck and the Company.
GCP prepares its financial statements under International Financial Reporting Standards, as issued by the IASB, and presents its financial statements in Canadian dollars. In accounting for its investment in GCP, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.
Changes in the Company’s investment in GCP are summarized as follows:
	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Balance – beginning of period	$239,732	$259,245	$242,906	$283,247
Share of losses:
Mineral property expenditures	(74)	(12)	(133)	(25)
Care and maintenance expense	(246)	(273)	(381)	(386)
	(320)	(285)	(514)	(411)
Funding	244	268	459	444
Foreign currency translation	7,696	1,378	4,501	(22,674)
Balance – end of period	$247,352	$260,606	$247,352	$260,606

The following amounts represent the Company’s 50% share of the assets and liabilities of GCP presented in U.S. dollars and in accordance with US GAAP. As a result of recording the Company’s investment at fair value in June 2011, the carrying value of the Company’s 50% interest is higher than 50% of the book value of GCP. Therefore, the Company’s investment does not equal 50% of the net assets recorded by GCP:
	At May 31, 2016	At November 30, 2015
Current assets: Cash, prepaid expenses and other receivables	$323	$497
Non-current assets: Mineral property	222,583	218,532
Current liabilities: Accounts payable and accrued liabilities	(190)	(365)
Non-current liabilities: Payables and decommissioning liabilities	(7,295)	(7,162)
Net assets	$215,421	$211,502

NOTE 6 – PROMISSORY NOTE
The Company has a promissory note payable to Barrick for $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $30,929 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,262 at May 31, 2016 ($571 at November 30, 2015), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES
	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Salaries	$1,624	$1,532	$3,316	$3,050
Share-based compensation	1,869	728	6,577	6,057
Office expense	551	575	1,055	1,068
Professional fees	142	136	268	378
Corporate development and communications	375	179	669	1,099
	$4,561	$3,150	$11,885	$11,652

NOTE 9 – SHARE-BASED COMPENSATION
	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Stock options	$736	$(488)	$4,404	$3,616
Performance share unit plan	1,076	1,163	2,065	2,333
Deferred share unit plan	57	53	108	108
	$1,869	$728	$6,577	$6,057

In the first six months of 2016, the Company granted 4,586,700 share options to employees and directors with an exercise price of C$5.02 per share and a fair value of C$1.83 per share. The Company also granted 1,241,900 performance share units (PSUs) to employees with a fair value of C$4.65 per unit. PSU grants made on January 4, 2014 vested and were paid out on December 1, 2015 in common shares of the Company at 140% of the PSU grant amount. The Company elected to remit PSU withholding taxes of $4,275 using cash and issued the net amount of 1,377,364 shares to holders.
In the first six months of 2015, the Company granted 4,359,450 share options to employees and directors with an exercise price of C$3.18 per share and a fair value of C$1.28 per share. The Company also granted 1,377,250 PSUs to employees with a fair value of C$3.86 per unit. PSU grants made on December 5, 2012 vested and were paid out on December 5, 2014 in common shares of the Company at 137% of the PSU grant amount. The Company elected to remit PSU withholding taxes of $827 using cash and issued the net amount of 506,175 shares to holders.
In the second quarter of 2015, stock option expense was decreased by a non-cash out-of-period adjustment of $1,048 in respect of an overstatement of stock option expense in the first quarter of 2015.

NOTE 10 – OTHER INCOME (EXPENSE)
	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Interest income	$220	$187	$401	$365
Interest expense	(1,153)	(1,458)	(2,244)	(3,101)
Foreign exchange gain (loss)	(797)	(247)	(272)	3,215
Write-down of investments	—	(426)	—	(426)
	$(1,730)	$(1,944)	$(2,115)	$53

NOTE 11 – CHANGE IN OPERATING ASSETS AND LIABILITIES
	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015

Decrease in receivables, deposits and prepaid amounts	$306	$173	$940	$505
Increase (decrease) in accounts payable and accrued liabilities	365	(154)	(1,386)	(1,813)
Decrease in other liabilities	(101)	(1)	(156)	(77)
	$570	$18	$(602)	$(1,385)

NOTE 12 – RELATED PARTY TRANSACTIONS
During the first six months of 2016, the Company provided office rental and services to GCP for $165 ($180 in the first six months of 2015).

As of May 31, 2016, the Company has accounts receivable from GCP of $28 (November 30, 2015: $28) included in other current assets and a receivable of $3,612 (November 30, 2015: $3,546) from GCP included in other long-term assets.
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
Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2017. Future minimum annual lease payments are $219 in the remainder of 2016, $328 in 2017 and $40 in 2018, totaling $587.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six month periods ended May 31, 2016 and 2015. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report.
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
Second quarter highlights
Advancement of the Donlin Gold project
In the second quarter of 2016, permitting activities continued at Donlin Gold and were focused on updating our Clean Water Act Section 404 permit application information as well as providing the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold Environmental Impact Statement (EIS), with requested input and information. We also attended public meetings that the Corps conducted in the Yukon-Kuskokwim (Y-K) region and Anchorage on the draft EIS. The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold. This document is comprised of four main sections which:
•	Outline of the purpose and need for the development of the proposed mine and the benefit it would bring to the stakeholders of Donlin Gold’s Alaska Native Corporation partners, Calista Corporation and The Kuskokwim Corporation (TKC).
•	Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.
•	Prepare an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential physical, biological, social, and cultural impacts relative to the existing baseline conditions. This portion constitutes the most extensive part of the EIS.
•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.
The Corps filed the draft EIS in November 2015. Following the filing of the draft EIS, the Corps conducted 17 meetings in communities across the Y-K region and in Anchorage. The six-month public comment period for the draft EIS was completed on May 31, 2016. The public comment meetings gave the Corps an opportunity to present an overview of the draft EIS, which evaluates the potential environmental, social and economic impact of the proposed project together with alternatives. The meetings also served as an excellent platform for stakeholders to ask questions and provide comments on the draft EIS. The Corps is reviewing the comments to assess what studies or work would be required to prepare the final EIS, which they currently anticipate  will be published in 2017. All Donlin Gold EIS documents, including the Corps’ time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.

In addition to actively participating in the NEPA process, Donlin Gold continues to advance other major permits and approvals by providing State and Federal agencies with information on major permit applications, including:
•	working with the State to advance the review of Donlin Gold’s air quality permit application and preparation of the air quality permit, targeted for issuance in 2017;
•	the State of Alaska expects to issue drafts of the integrated waste management permit, reclamation plan and water discharge permit for public comment during the second half of 2016;
•	the Corps provided opportunities for public comment on Donlin Gold’s Public Notice CWA Section 404 (wetland)/10 (rivers and harbors) permit application as part of the draft EIS comment period which closed on May 31, 2016;
•	Donlin Gold continues to work with State and Federal agencies to advance issuance of all other required permits, including dam safety approvals, pipeline authorizations, water use permits, fish habitat permits, as well as land and shoreline lease and right-of-way approvals.
An extensive list of additional federal and state government permits and approvals must be obtained before the Donlin Gold project can commence construction. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that was not part of the Donlin Gold feasibility study. Completion of this engineering will require a significant investment of funds, time, and other resources by Donlin Gold and its contractors. Also, the Donlin Gold board must approve a construction program and budget before proceeding with the development of the Donlin Gold project. The timing of the required engineering work and the Donlin Gold board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, among other factors, will affect the decision and timing to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.
We continue to work closely with our partner, Barrick Gold Corporation (“Barrick”), on value-enhancing opportunities to optimize project economics and reduce upfront capital. The outcome of that effort may include enhanced project design and execution, engagement of third-party operators for certain activities and the possible arrangement of third-party financing of some capital intensive infrastructure needed for Donlin Gold.
In the second quarter, our commitment to local engagement in Alaska was focused on communicating key project details, keeping stakeholders informed as well as encouraging participation in the draft EIS public meetings and submitting comments to the Corps. Donlin Gold also delivered project updates to numerous villages in the Y-K region and initiated outreach regarding potential mitigation projects to be included in Donlin Gold’s Compensatory Mitigation Plan (CMP). The CMP, which describes projects to offset potential project wetland impacts, will be submitted to the Corps for review and approval. Additionally, a number of workforce development initiatives took place in the second quarter in partnership among Calista, its subsidiary companies and the University of Alaska’s Mine and Petroleum Training Service that demonstrated the opportunities that exist for local stakeholders even before development of Donlin Gold begins.
Our share of cash funding for Donlin Gold was $2.8 million and $4.7 million in the second quarter and first six months of 2016, respectively, for permitting, community engagement and workforce development efforts. Our 50% share of the 2016 work program is expected to be approximately $9 million. The 2016 work program and budget includes funds to continue to advance the permitting process and provide input into the EIS process. In addition, Donlin Gold will continue to maintain its engagement with communities in the Y-K region.
We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek project
In the second quarter of 2016, the Galore Creek Partnership continued to advance technical studies in project mine planning and design, as well as waste rock and water management. Draft reports on the first phase of the generalized tunneling practice related to the access/material handling tunnel as well as enhancements to the site waste rock and water management plans were completed and are under review. We expect this effort to further improve the value and marketability of the Galore Creek project, which we continue to be open to monetizing, in whole or in part, to strengthen our balance sheet and to contribute toward the development of the Donlin Gold project.
Our share of cash funding for Galore Creek was $0.3 million and $0.5 million in the second quarter and first six months of 2016, respectively, for technical studies, care and maintenance, and supporting community initiatives. In 2016, our 50% share of the work program is expected to be approximately $1 million to continue to advance technical studies, supporting community initiatives and site care and maintenance.
We record our interest in the Galore Creek Partnership as an equity investment, which results in our 50% share of expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents the fair value of our investment in the Galore Creek Partnership in 2011, recorded upon Teck’s completion of their earn-in, as well as unused funds advanced to the Partnership, all in Canadian dollars, and translated to U.S. dollars at the current exchange rate.
A sustained decline in the long-term copper price is deemed to be an indicator of possible impairment for our investment in the Galore Creek Partnership and our 40% direct interest in the Copper Canyon mineral property. The Canadian dollar is the functional currency for our Canadian operations and therefore we assess whether there has been a potential impairment triggering event related to copper prices in Canadian dollars. In Canadian dollar terms, there has not been a significant decline in the price of copper and therefore is not presently an indicator of possible impairment.
Outlook
We do not currently generate operating cash flows. At May 31, 2016, we had cash and cash equivalents of $31.7 million and term deposits of $80.0 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects, in addition to general and administrative costs through completion of permitting at the Donlin Gold project. Additional capital will be necessary if permits are received at the Donlin Gold project and a decision to commence construction is reached. Future financings to fund construction are anticipated through a combination of debt financing, equity financing, project specific debt, or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2015, as filed with the SEC and the Canadian Securities Regulators on January 27, 2016.
For the full year, we continue to expect to spend approximately $25 million, including $10 million to fund our share of expenditures at the Donlin Gold and Galore Creek projects; $1 million for joint Donlin Gold studies with Barrick, $12 million for general and administrative costs, and $2 million for working capital and other corporate purposes. Of the anticipated expenditures of approximately $25 million, $15 million was expended as of May 31, 2016.
Summary of Consolidated Financial Performance
	Three months ended May 31,		Six months ended May 31,
($ thousands, except per share)	2016	2015	2016	2015
Loss from operations	$(7,391)	$(7,246)	$(16,921)	$(18,532)
Net loss	$(9,138)	$(9,184)	$(19,115)	$(18,483)
Net loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Results of Operations
Second quarter 2016 compared to 2015
Loss from operations increased from $7.2 million in 2015 to $7.4 million in 2016. General and administrative expenses were lower in the prior year period due to a non-cash out-of-period adjustment of $1.0 million in respect of an overstatement of stock option expense in the first quarter of 2015. Our share of losses at the Donlin Gold project decreased by $1.2 million, as 2016 activities continued to focus on the draft EIS and permitting.
Net loss decreased from $9.2 million ($0.03 per share) in 2015 to $9.1 million ($0.03 per share) in 2016, primarily due to lower interest expense in 2016 due to the repayment of the convertible notes in May 2015 and a $0.4 million write-down of the Company’s investments in junior mining companies in 2015, offset by foreign exchange losses due to the strengthening of the Canadian dollar.

First six months 2016 compared to 2015
Loss from operations decreased from $18.5 million in 2015 to $16.9 million in 2016, primarily due to a reduction of our share of losses at the Donlin Gold project, as 2016 activities continued to focus on the draft EIS and permitting.
Net loss increased from $18.5 million ($0.06 per share) in 2015 to $19.1 million ($0.06 per share) in 2016, primarily due to foreign exchange losses in 2016 compared to gains in 2015, partially offset by the reduction in loss from operations, lower interest expense and a $0.4 million write-down of investments in junior mining companies in 2015. The U.S. dollar significantly strengthened in relation to the Canadian dollar during the first six months of 2015 and foreign exchange gains were realized by the Canadian parent company on its cash denominated in U.S. dollars.
Liquidity, Capital Resources and Capital Requirements
	Three months ended May 31,		Six months ended May 31,
($ thousands)	2016	2015	2016	2015
Cash used in operations	$(2,148)	$(2,536)	$(9,884)	$(8,158)
Cash used to fund Donlin Gold and Galore Creek	$(3,130)	$(3,934)	$(5,193)	$(6,462)
Net cash provided from term deposits	$—	$5,000	$5,000	$10,000
Cash used in financing activities	$—	$(15,829)	$—	$(15,829)

($ thousands)	At May 31, 2016	At November 30, 2015	Change
Cash and cash equivalents	$31,743	$41,731	$(9,988)
Term deposits	$80,000	$85,000	$(5,000)
Second quarter 2016 compared to 2015
Cash and cash equivalents decreased by $5.2 million during the second quarter of 2016. The decrease in cash was primarily related to $2.1 million used in operating activities for administrative costs and working capital, and $3.1 million to fund our share of the Donlin Gold and Galore Creek projects.
•	Cash used in operations decreased from $2.5 million in 2015, to $2.1 million in 2016. In 2015, cash used in operations included the final $0.4 million interest payment on the convertible notes.
•	Cash used to fund Donlin Gold and Galore Creek decreased by $0.8 million in 2016 due to the timing of Donlin Gold funding requirements for permitting.
•	In 2015, $5.0 million in cash was provided from a reduction in term deposits. The term deposits are denominated in U.S. dollars and are held at two Canadian chartered banks.
•	On May 1, 2015, the remaining $15.8 million principal amount of the original $95.0 million in unsecured senior convertible notes issued by the Company on March 26, 2008 was repaid.

First six months 2016 compared to 2015
Cash and cash equivalents decreased by $10.0 million and term deposits decreased by $5.0 million during the first six months of 2016. The decrease in cash was primarily related to $9.9 million used in operating activities for administrative costs and withholding taxes paid on performance share units vested and $5.2 million to fund our share of the Donlin Gold and Galore Creek projects, partially offset by a $5.0 million reduction in term deposits.
•	Cash used in operations increased from $8.2 million in 2015, to $9.9 million in 2016, primarily due to higher withholding taxes paid on performance share units vested in the first quarter of 2016, partially offset by the convertible notes interest payment in 2015.
•	Cash used to fund Donlin Gold and Galore Creek decreased by $1.3 million in 2016 due to the timing of Donlin Gold funding requirements for permitting.
•	Cash provided from term deposits decreased from $10.0 million in 2015 to $5.0 million in 2016.
•	Cash used in financing activities in 2015 included $15.8 million to repay the remaining convertible notes.
Outstanding share data
As of June 21, 2016, the Company had 319,933,848 common shares issued and outstanding. Also as of June 21, 2016, the Company had outstanding 19,978,190 stock options with a weighted-average exercise price of C$4.50, 2,619,150 Performance Share Units and 276,333 Deferred Share Units. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 24,183,248 common shares.
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
We have not hedged our exposure to currency fluctuations. At May 31, 2016, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.
Based on the above net exposures as at May 31, 2016, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.0 million in our consolidated comprehensive income (loss).
Credit risk
Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through two large Canadian chartered banks with high investment-grade ratings and have maturities of less than one year.
Interest rate risk
The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at May 31, 2016, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.8 million in the interest accrued by us per annum.
Item 4.	Controls and Procedures
Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2016. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Date: June 27, 2016	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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