Form 10-Q
period 2016-08-31
NOVAGOLD RESOURCES INC
filed 2016-10-04
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 27, 2016, the Company had 320,015,809 Common Shares, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At August 31, 2016	At November 30, 2015
ASSETS
Cash and cash equivalents	$28,455	$41,731
Term deposits	80,000	85,000
Other assets	1,520	3,310
Current assets	109,975	130,041
Investment in Donlin Gold (note 4)	1,761	1,058
Investment in Galore Creek (note 5)	247,317	242,906
Mineral property	44,394	43,605
Deferred income taxes	9,886	9,711
Other assets	7,056	6,263
Total assets	$420,389	$433,584

LIABILITIES
Accounts payable and accrued liabilities	$2,412	$3,066
Other liabilities	276	451
Current liabilities	2,688	3,517
Promissory note (note 6)	83,660	80,261
Deferred income taxes	20,881	20,510
Total liabilities	107,229	104,288

Commitments and contingencies (note 13)

EQUITY
Common shares	1,942,451	1,938,262
Contributed surplus	80,756	80,774
Accumulated deficit	(1,698,551)	(1,672,055)
Accumulated other comprehensive loss	(11,496)	(17,685)
Total equity	313,160	329,296
Total liabilities and equity	$420,389	$433,584

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 4, 2016. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE GAIN (LOSS)
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015

Operating expenses:
Equity loss – Donlin Gold (note 4)	$1,980	$2,803	$6,485	$8,953
Equity loss – Galore Creek (note 5)	212	(346)	726	65
General and administrative (note 8)	4,222	4,062	16,107	15,714
Studies and evaluation	—	52	—	353
Depreciation	8	8	25	26
	6,422	6,579	23,343	25,111

Loss from operations	(6,422)	(6,579)	(23,343)	(25,111)
Other income (expense) (note 10)	(885)	288	(3,000)	341
Loss before income taxes	(7,307)	(6,291)	(26,343)	(24,770)
Income tax expense	(74)	(10)	(153)	(14)
Net loss	$(7,381)	$(6,301)	$(26,496)	$(24,784)

Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities during period	42	(75)	637	(327)
Reclassification adjustment for losses included in net loss (note 10)	—	—	—	426
Net unrealized gain (loss), net of $(6), $10, $(92),and $14 tax (expense) recovery	42	(75)	637	99
Foreign currency translation adjustments	(127)	(17,969)	5,552	(48,185)
	(85)	(18,044)	6,189	(48,086)

Comprehensive income (loss)	$(7,466)	$(24,345)	$(20,307)	$(72,870)

Net loss per common share
Basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.08)

Weighted average shares outstanding
Basic and diluted (thousands)	319,967	317,862	319,694	317,835

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015

Operating activities:
Net loss	$(7,381)	$(6,301)	$(26,496)	$(24,784)
Adjustments to reconcile net income to net cash used in operating activities:
Equity losses of affiliates	2,192	2,457	7,211	9,018
Share-based compensation	1,869	1,673	8,446	7,730
Interest on promissory note	1,155	1,045	3,399	3,066
Depreciation	8	8	25	26
Deferred income taxes	(6)	10	(92)	14
Foreign exchange (gain) loss	(4)	(1,141)	268	(4,356)
Write-down of investments	—	—	—	426
Other	14	(27)	79	638
Withholding tax on share-based compensation	—	—	(4,275)	(827)
Net change in operating assets and liabilities (note 11)	1,618	521	1,016	(864)
Net cash used in operations	(535)	(1,755)	(10,419)	(9,913)

Investing activities:
Proceeds from term deposits	5,000	40,000	90,000	135,000
Purchases of term deposits	(5,000)	(40,000)	(85,000)	(125,000)
Funding of affiliates	(2,742)	(2,757)	(7,935)	(9,219)
Net cash provided from (used in) investing activities	(2,742)	(2,757)	(2,935)	781

Financing activities:
Repayment of debt	—	—	—	(15,829)
Net cash used in financing activities	—	—	—	(15,829)

Effect of exchange rate changes on cash	(11)	(197)	78	(377)
Decrease in cash and cash equivalents	(3,288)	(4,709)	(13,276)	(25,338)
Cash and cash equivalents at beginning of period	31,743	49,696	41,731	70,325
Cash and cash equivalents at end of period	$28,455	$44,987	$28,455	$44,987

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income (loss)	equity

November 30, 2014	317,288	$1,936,336	$74,038	$(1,640,103)	$34,845	$405,116
Net loss	—	—	—	(31,952)	—	(31,952)
Other comprehensive loss	—	—	—	—	(52,530)	(52,530)
Share-based compensation and related share issuances	622	1,926	6,736	—	—	8,662
November 30, 2015	317,910	$1,938,262	$80,774	$(1,672,055)	$(17,685)	$329,296
Net loss	—	—	—	(26,496)	—	(26,496)
Other comprehensive income	—	—	—	—	6,189	6,189
Share-based compensation and related share issuances	2,106	4,189	(18)	—	—	4,171
August 31, 2016	320,016	$1,942,451	$80,756	$(1,698,551)	$(11,496)	$313,160

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
Recently issued accounting pronouncements
Classification of Certain Cash Receipts and Cash Payments

In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.
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
Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Balance – beginning of period	$1,287	$1,486	$1,058	$1,618
Share of losses:
Mineral property expenditures	(1,947)	(2,760)	(6,377)	(8,825)
Depreciation	(33)	(43)	(108)	(128)
	(1,980)	(2,803)	(6,485)	(8,953)
Funding	2,454	2,693	7,188	8,711
Balance – end of period	$1,761	$1,376	$1,761	$1,376

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

	At August 31, 2016	At November 30, 2015
Current assets: Cash, prepaid expenses and other receivables	$1,862	$1,762
Non-current assets: Property and equipment	677	232
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(778)	(936)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,761	$33,058

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
Changes in the Company’s investment in GCP are summarized as follows:
	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Balance – beginning of period	$247,352	$260,606	$242,906	$283,247
Share of gains (losses):
Mineral property expenditures	(13)	(46)	(146)	(71)
Care and maintenance expense	(199)	(247)	(580)	(633)
Gain on sale of equipment	—	639	—	639
	(212)	346	(726)	(65)
Funding	288	64	747	508
Foreign currency translation	(111)	(14,285)	4,390	(36,959)
Balance – end of period	$247,317	$246,731	$247,317	$246,731

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

	At August 31, 2016	At November 30, 2015
Current assets: Cash, prepaid expenses and other receivables	$282	$497
Non-current assets: Mineral property	222,481	218,532
Current liabilities: Accounts payable and accrued liabilities	(71)	(365)
Non-current liabilities: Reclamation obligation	(7,292)	(7,162)
Net assets	$215,400	$211,502

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)
NOTE 6 – PROMISSORY NOTE
The Company has a promissory note payable to Barrick for $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $32,084 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.
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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,303 at August 31, 2016 ($571 at November 30, 2015), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Salaries	$1,536	$1,513	$4,852	$4,563
Share-based compensation	1,869	1,673	8,446	7,730
Office expense	457	503	1,512	1,571
Professional fees	256	176	524	554
Corporate development and communications	104	197	773	1,296
	$4,222	$4,062	$16,107	$15,714

NOTE 9 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Stock options	$734	$493	$5,138	$4,111
Performance share unit plan	1,077	1,124	3,142	3,457
Deferred share unit plan	58	56	166	162
	$1,869	$1,673	$8,446	$7,730

In the first nine months of 2016, the Company granted 4,586,700 share options to employees and directors with an exercise price of C$5.02 per share and a fair value of C$1.83 per share. The Company also granted 1,241,900 performance share units (PSUs) to employees with a fair value of C$4.65 per unit. PSU grants made on January 4, 2014 vested and were paid out on December 1, 2015 in common shares of the Company at 140% of the PSU grant amount. The Company elected to remit PSU withholding taxes of $4,275 using cash and issued the net amount of 1,377,364 shares to holders.
In the first nine months of 2015, the Company granted 4,359,450 share options to employees and directors with an exercise price of C$3.18 per share and a fair value of C$1.28 per share. The Company also granted 1,377,250 PSUs to employees with a fair value of C$3.86 per unit. PSU grants made on December 5, 2012 vested and were paid out on December 5, 2014 in common shares of the Company at 137% of the PSU grant amount. The Company elected to remit PSU withholding taxes of $827 using cash and issued the net amount of 506,175 shares to holders.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 10 – OTHER INCOME (EXPENSE)

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Interest income	$266	$192	$667	$557
Interest expense	(1,155)	(1,045)	(3,399)	(4,146)
Foreign exchange gain (loss)	4	1,141	(268)	4,356
Write-down of investments	—	—	—	(426)
	$(885)	$288	$(3,000)	$341
During the nine month period ended August 31, 2015, a loss of $426 related to marketable equity securities was reclassified from other comprehensive income (loss) to net loss.
NOTE 11 – CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015

Decrease in receivables, deposits and prepaid amounts	$915	$54	$1,856	$559
Increase (decrease) in accounts payable and accrued liabilities	721	497	(665)	(1,316)
Decrease in other liabilities	(19)	(30)	(175)	(107)
	$1,618	$521	$1,016	$(864)

NOTE 12 – RELATED PARTY TRANSACTIONS
During the first nine months of 2016, the Company provided office rental and services to GCP for $251 ($266 in the first nine months of 2015).

As of August 31, 2016, the Company has accounts receivable from GCP of $28 (November 30, 2015: $28) included in other current assets and a receivable of $3,610 (November 30, 2015: $3,546) from GCP included in other long-term assets.
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
Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2017. Future minimum annual lease payments are $93 in the remainder of 2016, $325 in 2017 and $18 in 2018, totaling $436.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine month periods ended August 31, 2016 and 2015. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2015, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com.
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

Third quarter highlights
Advancement of the Donlin Gold project
In the third quarter of 2016, permitting activities continued at Donlin Gold and were focused on advancing  major permits and approvals with State and Federal agencies as well as providing the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold Environmental Impact Statement (EIS), with requested input and information. The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold. This document is comprised of four main sections which:
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

The Corps filed the draft EIS in November 2015. Following the filing of the draft EIS, the Corps conducted 17 meetings in communities across the Yukon-Kuskokwim (Y-K) region and in Anchorage. The six-month public comment period for the draft EIS was completed on May 31, 2016. The public comment meetings gave the Corps an opportunity to present an overview of the draft EIS, which evaluates the potential environmental, social and economic impacts of the proposed project together with alternatives. The meetings also served as an excellent platform for stakeholders to ask questions and provide comments on the draft EIS. The Corps received approximately 600 separate comment submittals, including letters and public statements from Alaska Native Corporations, business groups, communities, the State of Alaska and other Federal agencies. The Corps is reviewing the comments to assess what studies or work would be required to prepare the final EIS. The Corps is working to establish a target release date for the final EIS, which is required before the Corps can issue a record of decision on Donlin Gold’s Clean Water Act Section 404 (wetland) and 10 (rivers and harbors) permit application. All Donlin Gold EIS documents, including the Corps’ time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.

In addition to actively participating in the NEPA process, Donlin Gold continues to advance other major permits and approvals by providing State and Federal agencies with information on major permit applications, including:
•	working with the State to advance the review of Donlin Gold’s air quality permit application and preparation of the air quality permit, targeted for issuance in 2017;

•	advancing the water discharge permit application and working with the State to advance the review of the integrated waste management permit application and reclamation plan;

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
As the Donlin Gold EIS and permitting processes progress, the owners (Barrick Gold Corporation and NOVAGOLD) are studying ways to further enhance the project’s value and minimize initial capital, such as modular construction techniques, more selective mining methods, automation of certain mining activities and other opportunities. To date, these additional studies have identified opportunities that have the potential to benefit the project when the owners decide to update the feasibility study, which was completed in 2011, and to initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. The owners will take all of this work into account before reaching a construction decision.
Our share of cash funding for Donlin Gold was $2.5 million and $7.2 million in the third quarter and first nine months of 2016, respectively, for permitting, community engagement and workforce development efforts. Our 50% share of the 2016 work program is expected to be approximately $9 million. The 2016 work program and budget includes funds to continue to advance the permitting and EIS processes. In addition, Donlin Gold continues to maintain its engagement with communities in the Y-K region.
We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.
Galore Creek project
In the third quarter of 2016, the Galore Creek Partnership continued to advance technical studies to optimize the project design. Final reports were completed on the first phase of the tunneling evaluation for access and material handling as well as enhancements to the mining, waste rock and water management plans. We expect this effort to further improve the value and marketability of the Galore Creek project, which we continue to be open to monetizing, in whole or in part, to strengthen our balance sheet and to contribute toward the development of the Donlin Gold project.
Our share of cash funding for Galore Creek was $0.2 million and $0.7 million in the third quarter and first nine months of 2016, respectively, for technical studies, care and maintenance, and supporting community initiatives. In 2016, our 50% share of the work program is expected to be approximately $1 million to continue to advance technical studies, support community initiatives and provide site care and maintenance.

We record our interest in the Galore Creek Partnership as an equity investment, which results in our 50% share of expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents the fair value of our investment in the Galore Creek Partnership in 2011, recorded upon completion of the earn-in by Teck Resources Limited, as well as unused funds advanced to the Partnership, all in Canadian dollars, and translated to U.S. dollars at the current exchange rate.
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
Outlook
We do not currently generate operating cash flows. At August 31, 2016, we had cash and cash equivalents of $28.5 million and term deposits of $80.0 million. At present, we believe that these balances are sufficient to support our operations for the next twelve months and to cover the anticipated funding at the Donlin Gold and Galore Creek projects, in addition to general and administrative costs through completion of permitting at the Donlin Gold project. Additional capital may be necessary if the owners decide to update the feasibility study and initiate the engineering work necessary to advance the project design from feasibility level to basic and then to detailed engineering. Once a construction decision is reached, further capital will be needed. Future financings to fund construction are anticipated through a combination of debt financing, equity financing, project specific debt, or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2015, as filed with the SEC and the Canadian Securities Regulators on January 27, 2016.

For the full year, we expect to spend approximately $23 million; $2 million lower than our original forecast. We expect to spend approximately $10 million to fund our share of expenditures at the Donlin Gold and Galore Creek projects; $11 million for general and administrative costs, and $2 million for working capital and other corporate purposes. A total of $18 million was expended as of August 31, 2016.
Summary of Consolidated Financial Performance
	Three months ended August 31,		Nine months ended August 31,
($ thousands, except per share)	2016	2015	2016	2015
Loss from operations	$(6,422)	$(6,579)	$(23,343)	$(25,111)
Net loss	$(7,381)	$(6,301)	$(26,496)	$(24,784)
Net loss per common share
Basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.08)

Results of Operations
Third quarter 2016 compared to 2015
Loss from operations decreased from $6.6 million in 2015 to $6.4 million in 2016, primarily due to a reduction of our share of losses at the Donlin Gold project, partially offset by a gain on the sale of equipment at Galore Creek in the third quarter of 2015.
Net loss increased from $6.3 million ($0.02 per share) in 2015 to $7.4 million ($0.02 per share) in 2016, primarily due to a $1.1 million foreign exchange gain in the third quarter of 2015.  The U.S. dollar significantly strengthened in relation to the Canadian dollar during the third quarter of 2015 and a foreign exchange gain was realized by the Canadian parent company on its cash denominated in U.S. dollars.
First nine months 2016 compared to 2015
Loss from operations decreased from $25.1 million in 2015 to $23.3 million in 2016, primarily due to a reduction of our share of losses at the Donlin Gold project, as 2016 activities continued to focus on permitting and the EIS processes.

Net loss increased from $24.8 million ($0.08 per share) in 2015 to $26.5 million ($0.08 per share) in 2016, primarily due to a $4.4 million foreign exchange gain in 2015, partially offset by the reduction in loss from operations and lower interest expense. The U.S. dollar significantly strengthened in relation to the Canadian dollar during the first nine months of 2015 and a foreign exchange gain was realized by the Canadian parent company on its cash denominated in U.S. dollars.
Liquidity, Capital Resources and Capital Requirements
	Three months ended August 31,		Nine months ended August 31,
($ thousands)	2016	2015	2016	2015
Cash used in operations	$(535)	$(1,755)	$(10,419)	$(9,913)
Cash used to fund Donlin Gold and Galore Creek	$(2,742)	$(2,757)	$(7,935)	$(9,219)
Net cash provided from term deposits	$—	$—	$5,000	$10,000
Cash used in financing activities	$—	$—	$—	$(15,829)

		At	At
($ thousands)		August 31, 2016	November 30, 2015	Change
Cash and cash equivalents		$28,455	$41,731	$(13,276)
Term deposits		$80,000	$85,000	$(5,000)

Third quarter 2016 compared to 2015
Cash and cash equivalents decreased by $3.3 million during the third quarter of 2016. The decrease in cash was primarily related to $2.7 million to fund our share of the Donlin Gold and Galore Creek projects and $0.5 million used in operating activities for administrative costs and working capital.
Cash used in operations decreased from $1.8 million in 2015, to $0.5 million in 2016, primarily due to the receipt of exploration tax credits resulting from drilling programs at Galore Creek in prior years.
First nine months 2016 compared to 2015
Cash and cash equivalents decreased by $13.3 million and term deposits decreased by $5.0 million during the first nine months of 2016. The decrease in cash was primarily related to $10.4 million used in operating activities for administrative costs and withholding taxes paid on performance share units vested and $7.9 million to fund our share of the Donlin Gold and Galore Creek projects, partially offset by a $5.0 million reduction in term deposits.
•
Cash used in operations increased from $9.9 million in 2015, to $10.4 million in 2016, primarily due to higher withholding taxes paid on performance share units vested in the first quarter of 2016, partially offset by the receipt of exploration tax credits.

•	Cash used to fund Donlin Gold and Galore Creek decreased by $1.3 million in 2016 due to the timing of Donlin Gold funding requirements for permitting.

•	Cash provided from term deposits was $5.0 million in 2016 and $10.0 million in 2015.

•	Cash used in financing activities in 2015 included $15.8 million to repay the remaining convertible notes.

Outstanding share data
As of September 27, 2016, the Company had 320,015,809 common shares issued and outstanding. Also as of September 27, the Company had outstanding 19,828,841 stock options with a weighted-average exercise price of C$4.50, 2,619,150 Performance Share Units and 286,847 Deferred Share Units. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 24,044,413 common shares.
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
We have not hedged our exposure to currency fluctuations. At August 31, 2016, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.
Based on the above net exposures as at August 31, 2016, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.0 million in our consolidated comprehensive income (loss).
Credit risk
Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through two large Canadian chartered banks with high investment-grade ratings and have maturities of less than one year.
Interest rate risk
The interest rate on the promissory note owed to Barrick Gold Corporation is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at August 31, 2016, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.8 million in the interest accrued by us per annum.
Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2016. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Date: October 4, 2016	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

	By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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