Form 10-K
period 2016-11-30
NOVAGOLD RESOURCES INC
filed 2017-01-25
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2016

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-31913

NOVAGOLD RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 South Main, Suite 400 Salt Lake City, Utah, USA	84111
(Address of Principal Executive Offices)	(Zip Code)

(801) 639-0511 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, no par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price on the NYSE MKT of the registrant’s common shares on May 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) of $5.38 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $1,266,094,000.

As of January 17, 2017, the registrant had 321,529,277 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2017, in connection with the registrant’s 2016 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

2

NOVAGOLD RESOURCES INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2016.

CURRENCY

References in this report to $ refer to United States currency and C$ to Canadian currency.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

We are a mineral exploration company engaged in the exploration and development of mineral properties. As used in this Annual Report on Form 10-K, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (“CIM Definition Standards”). These definitions differ from the definitions in the Securities and Exchange Commission (SEC) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. The terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in, and required to be disclosed by, NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	uncertainty of whether there will ever be production at our mineral exploration and development properties;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;
•	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	risks related to the third parties on which we depend for our exploration and development activities;
•	dependence on cooperation of joint venture partners in exploration and development of properties;
•	credit, liquidity, interest rate and currency risks;
•	risks related to market events and general economic conditions;
•	uncertainty related to inferred mineral resources;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	risks related to lack of infrastructure required to develop, construct, and operate our mineral properties;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production;
•	the risk that permits and governmental approvals necessary to develop and operate mines on our properties will not be available on a timely basis, subject to reasonable conditions, or at all;
•	commodity price fluctuations;
•	risks related to governmental regulation and permits, including environmental regulation;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to our mineral properties;
•	uncertainty related to unsettled aboriginal rights and title in British Columbia;
•	our history of losses and expectation of future losses;
•	uncertainty as to the outcome of potential litigation;
•	risks related to our largest shareholder;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	competition in the mining industry;
•	our need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of the directors and officers of the Company;
•	risks related to global climate change;

•	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society; and
•	increased regulatory compliance costs relating to the Dodd-Frank Act.

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

Effective Date

With reference to a technical report, the date of the most recent scientific or technical information included in the technical report.

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

Professional Association

A self-regulatory organization of engineers, geoscientists, or both engineers and geoscientists that is given authority or recognition by statute in a jurisdiction of Canada or a foreign association that is generally accepted within the international mining community as a reputable professional association; admits individuals on the basis of their academic qualifications, experience, and ethical fitness; requires compliance with the professional standards of competence and ethics established by the organization; requires or encourages continuing professional development; and has and applies disciplinary powers, including the power to suspend or expel a member regardless of where the member practices or resides.

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

SEC Industry Guide 7

The mining industry guide entitled “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” contained in the Securities Act Industry Guides published by the SEC, as amended.

Technical Report

A report prepared and filed in accordance with NI 43-101 and Form 43-101F1 Technical Report that includes, in summary form, all material scientific and technical information in respect of the subject property as of the effective date of the technical report.

Written Disclosure

Includes any writing, picture, map, or other printed representation whether produced, stored or disseminated on paper or electronically, including websites.

Mineral Resource

The terms “Mineral Resource”, “Inferred Mineral Resource”, “Indicated Mineral Resource”, and “Measured Mineral Resource” have the meanings ascribed to those terms by CIM, as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by CIM Council, as amended.

Mineral Reserve

The terms “Mineral Reserve”, “Probable Mineral Reserve”, and “Proven Mineral Reserve” have the meanings ascribed to those terms by CIM, as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by CIM Council, as amended.

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

CIM Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”), adopted by CIM Council on May 10, 2014:

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

NOVAGOLD RESOURCES INC.

Corporate Structure

As of November 30, 2016, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., NOVAGOLD (Bermuda) Alaska Limited, NOVAGOLD Resources (Bermuda) Limited and NOVAGOLD Canada Inc.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

NOVAGOLD RESOURCES INC.

Employees

On November 30, 2016, we had 13 full-time employees. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

Segment and Geographical Information

Our segments include the Donlin Gold project in Alaska, U.S.A. and the Galore Creek project in British Columbia, Canada. Our long-lived assets are geographically distributed as shown in the following table. We did not have revenue from operations in any of the periods shown below.

Long-lived assets

	At November 30,
($ thousands)	2016	2015	2014
Canada	$290,531	$291,765	$340,520
United States	995	2,067	3,521
	$291,526	$293,832	$344,041

Recent Developments

Donlin Gold Project

Permitting activities continued at Donlin Gold in 2016 and were mainly focused on providing the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold Environmental Impact Statement (EIS), with requested input and information as the Corps conducted and completed a six-month public comment period for the draft EIS, including 17 public comment meetings in communities across the Yukon-Kuskokwim (Y-K) region and in Anchorage, Alaska. The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold.

The public comment meetings gave the Corps an opportunity to present an overview of the draft EIS, which evaluates the potential environmental, social and economic impact of the proposed project together with alternatives. The meetings also served as an excellent platform for stakeholders to ask questions and provide comments on the draft EIS. The Corps received comments from federal and state agencies, local and tribal governments, Alaska Native organizations, businesses, special interest groups/non-governmental organizations, and individuals. The Corps is reviewing the comments to assess what studies or work would be required to prepare the final EIS. The Corps is reviewing the comments on the draft EIS and will respond to all comments in a final EIS which the Corps’ current schedule anticipates will be published in early 2018. The final EIS is required before the Corps can issue a record of decision on Donlin Gold’s Clean Water Act Section 404 (wetland) and 10 (rivers and harbors) permit application. All Donlin Gold EIS documents, including the Corps’ time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.In addition to actively participating in the NEPA process, Donlin Gold continues to work simultaneously with the Corps and other permitting agencies to advance major permits and applications. Donlin Gold remains actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing on its workforce development strategy.

For further information, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Galore Creek Project

During 2016, the Galore Creek Partnership continued to advance technical studies to optimize the project design. Final reports were completed on the first phase of the tunneling evaluation for access and material handling as well as enhancements to the mining, waste rock and water management plans.

We will continue to evaluate opportunities to monetize the value of the asset, in whole or in part, to strengthen our balance sheet and focus primarily on the advancement of the Donlin Gold project.

For further information, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

NOVAGOLD RESOURCES INC.

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

Seasonality

Our business is seasonal as our mineral exploration and development activities take place in southwestern Alaska and northern British Columbia. Due to the northern climate, work on the Donlin Gold and Galore Creek projects can be limited due to excessive snow cover and cold temperatures. In general, surface work often is limited to late spring through early fall, although work in some locations, which may more efficiently be accessed while frozen, occurs in the winter.

NOVAGOLD RESOURCES INC.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years:

Year	High	Low	Average
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,160
2016	$1,366	$1,077	$1,251
2017 (to January 17)	$1,216	$1,151	$1,184

Data Source: www.kitco.com

Available Information

We make available, free of charge, on or through our website at www.novagold.com, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

The proposed sale of our 50% interest in Galore Creek may not occur.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

Electrum Strategic Resources L.P. (“Electrum”) and its affiliate GRAT Holdings LLC hold in the aggregate 26.3% of our issued and outstanding common shares as of January 17, 2017. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the board of directors (the “Board”) and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. Electrum designated Igor Levental as its observer at our Board meetings. In July 2010, Igor Levental was appointed to our Board. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman and Chief Executive Officer of The Electrum Group LLC, an investment advisor that manages Electrum’s investments. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

Some of the directors and officers have conflicts of interest as a result of their involvement with other natural resource companies.

Certain of our directors and officers also serve as directors, or have significant shareholdings in, other companies involved in natural resource exploration and development or mining-related activities. To the extent that such other companies may participate in ventures in which we may participate in or in ventures which we may seek to participate in, the directors and officers may have a conflict of interest. In all cases where the directors or officers have an interest in other companies, such other companies may also compete with us for the acquisition of mineral property investments. Any decision made by any of these directors and officers involving the Company will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of the Company. In addition, each of the directors is required to declare and refrain from voting on any matter in which these directors may have a conflict of interest in accordance with the procedures set forth in the Business Corporations Act (British Columbia) and other applicable laws. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. Nonetheless, as a result of these conflicts of interest, the Company may not have an opportunity to participate in certain transactions, which may have a material adverse effect on the Company’s business, profitability, financial condition, results of operation and prospects.

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2016, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.8 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Donlin Gold Project, Alaska, below.

We are exposed to the financial risk related to the fluctuation of foreign exchange rates. We operate in Canada and the United States and a portion of our expenses are incurred in Canadian dollars. A significant change in the currency exchange rate between the Canadian dollar relative to the U.S. dollar could have an effect on our results of operations, financial position or cash flows. We have not hedged our exposure to currency fluctuations. Based on our net exposures as of November 30, 2016, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $2.9 million in our consolidated comprehensive income (loss).

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

NOVAGOLD RESOURCES INC.

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

Our projects are not directly threatened by current predictions of sea level rise because all of them are located inland at elevations from 100 meters to 4,000 meters above sea level. However, changes in sea levels could affect ocean and river transportation and shipping facilities, which would be used to transport supplies, equipment and personnel to our projects and products from those projects to world markets. In particular, the Donlin Gold project proposes to deliver the vast majority of construction and operations equipment, supplies, consumables, and other required materials to the project site via the Kuskokwim River when it is ice free. Historically, the Kuskokwim River has been ice-free from early June until late September and models based on historic weather and river flow records predict that there would be sufficient flow in the river to allow the transportation of the required materials to the project site annually. If climate changes alter the ice-free season or flow patterns of the Kuskokwim River, the current supply logistics plan for the project may need to be modified.

Climate changes also could affect the availability of water required to sustain operations at the Donlin Gold and Galore Creek projects. Also, management of water is an essential component of a project’s operating plans. Climate changes could require changes to a project’s water management plan if precipitation increases relative to historic records.

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

In July 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Dodd-Frank Act”) was enacted, representing an overhaul of the framework for regulation of U.S. financial markets. The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission, to establish regulations for implementation of many of the provisions of the Dodd-Frank Act, and we anticipate that these new regulations will provide additional clarity regarding the extent of the impact of this legislation on us. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Dodd-Frank also requires companies in the mining industry to disclose substantial additional information in their periodic reports filed with the SEC about safety issues relating to their mining operations and will, in the future, require us to disclose on an annual basis certain payments made by us, our subsidiaries or entities we control, to the U.S. government and foreign governments, including sub-national governments. This heightened scrutiny could generate negative publicity for the mining industry, increase the cost of compliance with mining regulations or result in the passage of new laws and regulations, any of which could negatively affect our business results. We may also need to incur additional costs and invest additional resources, including management’s time, in order to comply with the new regulations and anticipated additional reporting and disclosure obligations. While we are not able to assess the full impact of the Dodd-Frank Act until all the implementing regulations have been adopted, based on the information available to us at this time, we do not believe provisions of the regulations implementing the Dodd-Frank Act will have a material adverse effect on our financial position, results of operations or cash flows.

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

Acquiring, holding or disposing of our securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K. In particular, potential investors that are U.S. taxpayers should be aware that we may be considered a “passive foreign investment company” under Section 1297(a) of the U.S. Internal Revenue Code (a PFIC). We believe that we were not a PFIC for our tax year ended November 30, 2016, but may become a PFIC for future tax years. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question, and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, a U.S. taxpayer will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

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

Kirk Hanson, P.E., Gordon Seibel, R.M. SME., both of whom are independent Qualified Persons as defined in NI 43-101, have approved the mineral reserves and mineral resources, respectively, included in this Annual Report on Form 10-K related to the Donlin Gold FS. Jay Melnyk, P.Eng., Greg Kulla, P.Geo., both of whom are independent Qualified Persons as defined in NI 43-101, have approved the mineral reserves and mineral resources, respectively, included in this Annual Report on Form 10-K related to the Galore Creek PFS. Clifford Krall, P.E., Manager of Mine Engineering for the Company and a “qualified person” under NI 43-101, has approved the scientific and technical information included in this Annual Report on Form 10-K.

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

NOVAGOLD RESOURCES INC.

Donlin Gold Project, Alaska

The Donlin Gold project is an advanced-stage gold project held by Donlin Gold, a limited liability company that is owned 50% by our wholly-owned subsidiary, NOVAGOLD Resources Alaska Inc., and 50% by Barrick’s wholly-owned subsidiary, Barrick Gold U.S. Inc.

We entered into the limited liability company agreement with Barrick (“LLC Agreement”) dated December 1, 2007 which provided for the creation of Donlin Gold, which is jointly owned by us and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, we agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures in the Donlin Gold project. As of November 30, 2016, the promissory note, including accrued interest, amounted to approximately $80.3 million. Funding is currently shared by both parties on a 50/50 basis.

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

On August 7, 2012, we announced that Donlin Gold commenced permitting of the project by submitting a draft Plan of Operations and Section 404 of the U.S. Clean Water Act draft permit application to federal and state regulators. The Section 404 permit application initiated the environmental review process under NEPA which involves preparation of an EIS. The Corps selected AECOM, formerly URS, an independent contractor to prepare the EIS. The Notice of Intent for the EIS was published in the Federal Register on December 14, 2012 and the NEPA public scoping process was completed on March 29, 2013. During the remainder of 2013 and in 2014 and 2015, Donlin Gold worked to address the remaining data needs for the draft EIS. Donlin Gold also continued to provide application materials and maintained ongoing dialogue with the agencies that will issue the key permits and authorizations needed for the Donlin Gold project, including the air quality, water discharge, dam safety, wetlands, water use, fish habitat, and pipeline permits. The Corps addressed the cooperating agency comments on the preliminary draft and filed the Notice of Availability for public release of the draft EIS in the Federal Register in November 2015. Subsequent to the filing of the draft EIS, the Corps issued a schedule for public meetings on the Donlin Gold draft EIS in the Y-K region and Anchorage, Alaska. The Corps conducted, and at the end of May 2016 completed, a six-month public comment period for the draft EIS, including 17 public comment meetings in communities across the Y-K region and in Anchorage. The Corps received received comments from federal and state agencies, local and tribal governments, Alaska Native organizations, businesses, special interest groups/non-governmental organizations, and individuals. The Corps is reviewing the comments on the draft EIS and will respond to all comments in a final EIS which the Corps’ current schedule anticipates will be published in early 2018. All Donlin Gold EIS documents, including the Corps’ time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.

An extensive list of additional federal and state government permits and approvals must be obtained before construction can begin on the Donlin Gold project. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that was not part of the Donlin Gold FS. Completion of this engineering will require a significant investment of funds, time, and other resources by Donlin Gold and its contractors. Also, the Donlin Gold board must approve a construction program and budget before construction of the Donlin Gold project can begin. The timing of the required engineering work and the Donlin Gold board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, the availability of financing, as well as other factors, will affect whether and when construction of the Donlin Gold project will begin. Among other reasons, project delays could occur as a result of public opposition, legal challenges to permit decisions, limitations in agency staff resources during regulatory review and permitting, and/or project changes made by Donlin Gold.

Mineral Tenure

The 2011 Restated Exploration and Lode Mining Lease (“Calista Lease”) between Calista and Donlin Gold, includes subsurface (mineral) rights leased from Calista. Calista also owns the corresponding surface estate on a portion of these lands, the rights to which are also included in the Calista Lease. The Calista Lease provides Donlin Gold with rights to approximately 19,883 hectares (49,132 acres) of Calista-owned land. The Calista Lease was restated on February 11, 2011 to reflect all assignments and amendments made between its original execution on May 1, 1995 and February 11, 2011.  The Calista Lease was amended once again effective June 6, 2014 (the “2014 Amendment”).  The 2014 Amendment did not affect the lands subject to the Calista Lease as restated on February 11, 2011.

On June 9, 2014, the Company announced that Donlin Gold and TKC reached an updated long-term Surface Use Agreement (SUA) for the Donlin Gold Project. The SUA with TKC grants non-exclusive surface use rights to Donlin Gold for mining activities. TKC owns and contributed to the SUA the corresponding surface estate over most of Calista’s subsurface estate included in the Calista Lease as well as some additional surface estate. The SUA with TKC provides Donlin Gold with rights to approximately 16,763 hectares (41,422 acres) of TKC-owned land.

NOVAGOLD RESOURCES INC.

In addition to the leased land, Donlin Gold holds 493 State of Alaska mining claims comprising approximately 28,903 hectares (71,420 acres) in the Kuskokwim and Mt. McKinley Recording Districts. The mining claims abut and largely surround northern and western boundaries of the lands subject to the Calista Lease and TKC SUA. The mining claims are located on lands that are owned by the State of Alaska (409) and on State-selected lands from the BLM (84). All claims are approximately either 16.2 hectares (40 acres) or 64.8 hectares (160 acres) in size.

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

Exploration History

Year	Company	Work Performed	Results
1909 to 1956	Various prospectors and placer miners	Gold discovered in 1909. Placer mining by hand, underground, and hydraulic methods.	Total placer gold production of approximately 30,000 ounces
1970s to 2015	Robert Lyman and heirs	Resumed sluice mining in Donlin Gold area and placer mined Snow Gulch.	First year of mining Snow Gulch produced best results, with 800 ounces of gold recovered. Donlin Gold has obtained an agreement with the Lyman family to consolidate the land package around the proposed mine.
1974, 1975	Resource Associates of Alaska (RAA)	Regional mineral potential evaluation for Calista. Soil grid and three bulldozer trenches dug in Snow Gulch area.	Soil, rock, and vein samples have anomalous gold values. Trench rock sample results range from 2 to 20 grams per tonne gold.
1984 to 1987	Calista Corporation	Minor work. Geologists from various mining companies, including Cominco and Kennecott, visit the property.
1986	Lyman Resources	Auger drilling for placer evaluation finds abundant gray, sulfide rich clay near Quartz Gulch.	Assays of cuttings average over 7 grams per tonne gold. Initial discovery of Far Side (“Carolyn”) prospect.
1987	Calista Corporation	Rock sampling of ridge tops and auger drill sampling of Far Side prospect.	Anomalous gold values from auger holes: best result = 9.7 grams per tonne gold.
1988 to 1989	Western Gold Exploration and Mining Co.	Airborne geophysics, geological mapping, and soil sampling over most of the project area. Total of 13,525 meters of D9 Cat trenching at all prospects. Over 15,000 soil, rock chip, and auger samples collected. Drilling included 3,106 feet of AX core drilling, 404 meters in 239 auger holes, and 10,423 meters of RC drilling (125 holes). First metallurgical tests and petrographic work.	Initial work identified eight prospects with encouraging geology (Snow, Dome, Quartz, Carolyn, Queen, Upper Lewis, Lower Lewis, and Rochelieu). Drilling at most of these prospects led to identification of the Lewis areas as having the best bulk-mineable potential. Mineral resource estimate completed.

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
1993	Teck Exploration Ltd.	D-9 Cat trenching (1,400 meters) and two 500 meter soil lines in Lewis area. Petrographic, fluid inclusion, and metallurgical work.	Identified new mineralized areas, updated Mineral resource estimate.
1995 to 2000	Placer Dome	87,383 meters of core, 11,909 meters of RC drilling and 8,493 meters of trenching. Environmental monitoring and assessment.	Drilled the American Creek magnetic anomaly (ACMA), discovered the ACMA deposit. Numerous mineral resource estimation iterations.
2001 to 2002	NOVAGOLD	46,495 meters of core, 38,022 meters of RC drilling, 89.5 meters of geotechnical drilling, and 268 meters of water monitoring holes.	Filed a preliminary assessment report on the project. Updated resource estimate.
2003 to 2005	Donlin Gold Joint Venture	25,448 meters of core and 5,979 meters of RC drilling. Calcium carbonate exploration drilling; IP lines for facility condemnation studies.	Infill drilled throughout the resource area. Discovered a calcium carbonate resource. Poor quality IP data.
2006	Donlin Gold Joint Venture	92,804 meters of core drilling to support mineral resource classification conversion, slope stability, metallurgy, waste rock, carbonate exploration, facilities and port road studies.	Geological model and mineral resource update.
2007	Donlin Gold Joint Venture	Core drilling totaled 75,257 meters and included resource delineation, geotechnical and engineering, and carbonate exploration. 13 RC holes for monitor wells and pit pump tests totaled 1,043 meters.	Improved pit slope parameters, positive hydrogeological results. Carbonate exploration was negative. Updated mineral resource estimate. Completed feasibility study with positive results.
2008	Donlin Gold LLC	108 core holes totaling 33,425 meters for exploration and facility related geotechnical and condemnation studies. Updated resource models. Metallurgical test work: flotation variability and CN leach. 54 test pits and 37 auger holes were also completed for overburden characterization.	Resource expansion indicated for East ACMA. CN leach resource potential indicated for the main resource area, Snow, and Dome prospects. Facility sites successfully condemned. Updated resource estimates utilizing applicable data through 2007.
2009	Donlin Gold LLC	19 geotechnical core holes totaling 950 meters in facility sites and to address hydrology.
2010	Donlin Gold LLC	Six geotechnical core holes totaling 2,090 meters to evaluate slope stability of expanded pit. Also drilled 90 auger holes totaling 585 meters and dug 59 test pits to further evaluate overburden conditions and gravel supplies within tailings storage facility (TSF) area.	Pit slope stability of new pit design remained acceptable. Construction suitability of surficial materials in TSF is evaluated.

Geology

Regional Geology

The Kuskokwim region of southwestern Alaska is predominately underlain by rocks of the Upper Cretaceous Kuskokwim Group that filled a subsided northeast-trending strike-slip basin between a series of amalgamated terranes. Intermediate composition volcano-plutonic complexes intrude and overlie Kuskokwim Group rocks throughout the region.

NOVAGOLD RESOURCES INC.

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

The site-wide hydrological model developed by BGC, is based on extensive drill data and climatic information for the area. BGC, Inc., CEMI, Hatch Ltd., and SRK, Inc. provided hydrologic studies, design criteria and associated test work for the water treatment plant requirements during construction, operations, and closure. Lorax Environmental performed water quality modeling for the post closure pit lake.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

Measured and Indicated Resources Estimate (inclusive of reserves)

Resource Category	Tonnes (thousands)	Gold Grade (grams/tonne)	Contained Gold (thousands of ounces)
Measured	7,731	2.52	626
Indicated	533,607	2.24	38,380
Measured and indicated	541,337	2.24	39,007

Notes:

(1)	Mineral resources are inclusive of mineral reserves. Mineral resources that are not mineral reserves do not have demonstrated economic viability. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.

(2)	Mineral resources are contained within a conceptual measured, indicated and inferred optimized pit shell using the following assumptions: gold price of $1,200 per ounce; variable process cost based on 2.1874 * (sulfur grade) + 10.65; administration cost of $2.29 per tonne; refining, freight & marketing (selling costs) of $1.85 per ounce recovered; stockpile re-handle costs of $0.20 per tonne processed assuming that 45% of mill feed is re-handled; variable royalty rate, based on royalty of 4.5% * (Gold price – selling cost).

(3)	Mineral resources have been estimated using a constant net sales return (NSR) cut-off of $0.001 per tonne milled. The net sales return cut-off was calculated using the formula: NSR = Gold grade * Recovery * ($1,200 – (1.85 + ($1,200 – 1.85) * 0.045)) – (10.65 + 2.1874 * (S%) + 2.29 + 0.20) and reported in $ per tonne. The marginal gold cut-off grade would be approximately 0.57 g/t, or the gold grade that would equate to a $0.001 NSR cut-off at these same values.

(4)	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

(5)	Tonnage and grade measurements are in metric units. Contained gold ounces are reported as troy ounces. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.

Inferred Mineral Resource Estimate

Resource Category	Tonnes (thousands)	Gold Grade (grams/tonne)	Contained Gold (thousands of ounces)
Inferred	92,216	2.02	5,993

Notes:

(1)	Inferred resources are in addition to measured and indicated resources. Inferred resources have a great amount of uncertainty as to their existence and whether they can be mined legally or economically. It cannot be assumed that all or any part of the inferred resources will ever be upgraded to a higher category. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.

(2)	Tonnage and grade measurements are in metric units. Contained gold ounces are reported as troy ounces. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.

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

NOVAGOLD RESOURCES INC.

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

Planned Mining Operations

The Donlin Gold project will be mined by a conventional truck-and-shovel operation. Initial pioneering and pit development will be undertaken to remove overburden, develop mine access roads suitable for large mining equipment, and “face-up” the initial pit for the large shovel and mining equipment.

Primary loading units for both bulk and selective mining in ore and waste will be large electric-hydraulic shovels, with large front-end loaders as secondary units. Large 360 tonne capacity haul trucks will be used for transporting both ore and waste out of the pit.

Blast hole drilling will be performed by medium-sized rotary and down-the-hole hammer drills with various hole diameters depending on bench height and desired mining selectivity. Reverse circulation (RC) drilling is planned for detailed geologic definition and grade control.

Support equipment will be used for road, bench, and dump maintenance and miscellaneous projects.

Planned Processing Operations

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

NOVAGOLD RESOURCES INC.

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

Waste rock will be characterized by its potential for acid generation and assigned reactivity categories. Non-acid-generating (NAG) rock will be placed directly in the waste rock facility, along with less reactive potentially acid-generating (PAG) rock, PAG5. Some of the more reactive PAG rock, PAG6, will be encapsulated in cells in the waste rock facility to prevent water infiltration through them. The most reactive PAG rock, PAG7, will be backfilled in the ACMA pit beneath the ultimate pit lake water level.

Concurrent reclamation of the waste rock facility will be undertaken during operations.

Proposed Tailings Storage

The TSF in the Anaconda Creek basin will be a fully lined impoundment with a cross valley dam downstream (“main dam”) in the valley. The tailings dam will be constructed of compacted rock fill using the downstream method with a composite liner on the upstream face. The tailings impoundment footprint will be lined with a linear low density polyethylene liner over a layer of broadly graded silty sand and gravel acting as low permeability bedding material and providing secondary containment. Material for construction will be sourced from the plant site and fuel farm during initial construction and from the open pit for the later raises during operations.

NOVAGOLD RESOURCES INC.

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

Planned Off-site Infrastructure

The off-site infrastructure for the project includes three main development sites in remote locations: the Jungjuk Port site and mine access road; the natural gas pipeline; and the Bethel port facilities. The Jungjuk Port site is situated upriver on the Kuskokwim River near the mouth of Jungjuk Creek. A port-to-mine access road (Jungjuk Road) , approximately 44 kilometers long, will traverse varied terrain from the Jungjuk Port site to the mine site. A 4.8 kilometer long spur road will serve the project airstrip. The primary purpose of the road is to transport freight from the Jungjuk Port site to the mine mostly by conventional highway tractors and trailers. The natural gas pipeline is described under the Power heading below. The Bethel Port will be situated near the town of Bethel, a community of approximately 6,400 residents, that is the main port on the Kuskokwim River and is an administrative and transportation hub for the 56 villages in the Y-K region. The Port of Bethel is the northernmost medium-draft port in the United States and is served by ocean-going barges. The proposed port would serve as a trans-shipment point from ocean barges to river barges to supply the project during the summer.

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

NOVAGOLD RESOURCES INC.

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

Taxation

Taxes that may be levied on the project can be summarized as follows:

•	Federal income tax – the greater of the U.S. regular rax of 35% or alternative minimum tax of 20%.
•	Alaska state income tax – 9.4% of net income or alternative minimum tax of 18% of federal alternative minimum tax.
•	Alaska state mining license tax – 7% of taxable mining income, less depletion. There is a 3.5-year tax holiday on the mining license tax.

Income tax becomes payable after deductions for capital allowances.

Financial Analysis

The total capital cost estimate for the Donlin Gold project is $6.7 billion including costs related to the natural gas pipeline and a contingency. The project’s estimated after-tax net present value (NPV5%) is $547 million with an IRR after-tax at 6.0% using the base case gold price of $1,200 per ounce. The break-even gold price is $902 per ounce. In the Donlin Gold FS, the overall economic viability of the project was evaluated by both discounted and undiscounted cash flow analyses, based on the engineering studies and cost estimates discussed in this study. Assumptions in the model comprised:

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

NOVAGOLD RESOURCES INC.

•	Reclamation and closure costs were estimated at $273.7 million to be funded over the construction and operating period to fund closure and post-closure activities.
•	Inventory is included in the financial model as cash outflows in the year before start-up of operations.

Current Activities

For information on current activities, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

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

On November 16, 2011, we announced that we were evaluating opportunities to sell all or part of our 50% interest in the Galore Creek project. As of November 30, 2016, we had not received an acceptable offer for our 50% interest in the Galore Creek project.

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

NOVAGOLD RESOURCES INC.

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

Property Description and Location

The Galore Creek property is a large copper-gold-silver project located in northwestern British Columbia. The main Galore Creek property, which consists of the Southwest, Central (including Bountiful deposit), Junction, West Fork, and Middle Creek zones, contains most of the project’s known resources. Under an option agreement originally with subsidiaries of Rio Tinto plc and Anglo American plc, the then shareholders of Stikine Copper Limited, the owner of the core mineral claims at the Galore Creek project, we could acquire 100% of such company. On June 1, 2007, we completed the exercise of our option pursuant to the Galore Creek Option Agreement to purchase 100% of Stikine Copper Limited by paying the final C$12.5 million of a C$20.3 million purchase price. Our financial earn-in requirements under the Galore Creek Option Agreement were satisfied and all of Stikine Copper’s assets were purchased by us and have been transferred to the Galore Creek Partnership.

Mineral Tenure

On May 23, 2007, we announced with Teck a 50/50 partnership to develop the Galore Creek project. On August 1, 2007, the Galore Creek Partnership was established to develop the Galore Creek project and GCMC, a jointly-controlled operating company, was created. In October 2007, all Galore Creek claims held by our wholly-owned subsidiary, NOVAGOLD Canada Inc., were transferred to GCMC. GCMC currently holds 145,687 hectares (360,001 acres) of British Columbia provincial mineral claims in 324 tenures (the acquisition of additional acres since the issuance of the PFS has no material impact on reserves or resources stated in the PFS). Included in this total are the five Grace mineral claims that were acquired by GCMC from Pioneer Metals Corporation on December 3, 2007. To date, BCLS legal surveys have been recorded on 11 Galore Creek mineral claims (516158, 516161, 516163, 516165, 516459, 516177, 516335, 517480, 517481, 404921, 404922), eight West More mineral claims (516445, 516448, 585412, 516452, 516458, 509893, 662956, 662967), and four More Creek/Bob Quinn area mineral claims (514548, 514551, 545723, 566898). The adjoining Copper Canyon property, owned 60% by the Galore Creek Partnership and 40% by a subsidiary of the Company, is comprised of 12 claims totaling 11,344 hectares (28,032 acres).

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

Pre-Feasibility Study

During 2010, GCMC reviewed a number of optimization scenarios for the Galore Creek project with the objective of expanding throughput, relocating the project facilities to allow for easier construction and future expansion, and reducing the risks associated with construction and operations. Based on these studies, GCMC identified a preferred project design and commenced work on the PFS.

Primary changes to the project included:

•	Relocation of the tailings facility allowing for construction of a conventional tailings dam;
•	Relocation of the processing facilities allowing for future expansion;
•	Realignment of the tunnel and access road; and
•	Increase of daily throughput to a nominal 95,000 tonnes per day.

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

NOVAGOLD RESOURCES INC.

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

Mining of the Galore Creek deposit is planned as a conventional truck-shovel open-pit mining operation at peak rates of 370,000 tonnes per day to support a nominal processing throughput of 95,000 tonnes per day. Life of mine throughput average is approximately 84,000 tonnes per day due to the milling circuit constraining throughput as harder rock is encountered deeper in the open pits. The current 528 million tonne mineral reserve estimate is expected to support a mine life of approximately 18 years. Using a conventional crushing, grinding and flotation circuit, the project would produce a high-quality copper concentrate with significant gold and silver credits.

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

NOVAGOLD RESOURCES INC.

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

Resource Estimate

The measured and indicated mineral resource for the Galore Creek project (exclusive of mineral reserves) is estimated to total 286.7 million tonnes grading 0.33% copper, 0.27 grams per tonne gold and 3.64 grams per tonne silver for a total estimated metal content of 2,070 million pounds of copper, 2.53 million ounces of gold and 33.54 million ounces of silver at an NSR cut-off of C$10.08 per tonne.

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

The PFS project design and configuration is different from the design that was permitted under the original environmental assessment certificate and that received federal approval. Some of the most significant changes are:

•	Better understanding of geochemistry, resulting in a different approach to waste rock and tailings management;
•	Simplified waste and water management strategy in the Galore Creek valley plant site and tailings relocated outside of the Galore Creek valley, in a new previously unaffected watershed (West More);
•	Deletion of a 30-kilometer section of access road down the Sphaler Valley to Porcupine and the Scott Simpson Valley, significantly reducing potential environmental impacts and geohazards;
•	Deletion of the airstrip that was to be constructed in the Porcupine Valley; and
•	Addition of new load-out facilities at the Port of Stewart.

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

Current Activities

On November 29, 2016,  British Columbia Environmental Assessment Office issued an Order requiring Alaska Hydro Corporation, a British Columbia based company, to prepare an Environmental Assessment for its proposed More Creek Hydro project. Also, on January 10, 2017, the Canadian Environmental Assessment Agency (CEAA) issued proposed guidelines for the preparation of an Environmental Impact Statement for the More Creek Hydro project. The proposed More Creek Hydro project is a 75-megawatt hydroelectric facility with reservoir storage, which would be located on More Creek, approximately 130 kilometers north of Stewart, in British Columbia. As proposed, the More Creek Hydroelectric project would generate approximately 348 gigawatt hours of electricity per year, and its reservoir storage area would cover approximately 2,680 hectares of the More Creek drainage area basin. Galore Creek Mining Corporation submitted written comments to the CEAA and to Alaska Hydro Corporation opposing the proposed More Creek Hydro project because of the adverse impacts that the proposed project would have on Galore Creek project facilities situated within the More Creek drainage, including the Galore Creek access road, construction camps, and a fish habitat compensation wetland that was constructed in 2011 as required by GCMC’s Fisheries Act authorization. GCMC intends to continue to monitor the proposed More Creek Hydro project and to participate in the related federal and provincial permitting processes to ensure that the proposed project does not adversely affect the Galore Creek project.

NOVAGOLD RESOURCES INC.

For additional information on current activities, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Copper Canyon Acquisition

On May 20, 2011, we completed the acquisition of Copper Canyon Resources Ltd. (“Copper Canyon”) a junior exploration company whose principal asset was its 40% joint venture interest in the Copper Canyon copper-gold-silver property that is adjacent to the Galore Creek project. A wholly-owned subsidiary of NOVAGOLD held the remaining 60% joint venture interest in the Copper Canyon property which it had previously agreed to transfer to the Galore Creek Partnership. The Copper Canyon property is subject to a 2% NSR royalty which may be reduced to 0.5% by the payment of C$2.0 million to the royalty holder.

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (MSHA). During the fiscal year ended November 30, 2016, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold is the operator of the Donlin Gold project and GCMC is the operator of the Galore Creek project. Neither Donlin Gold nor GCMC is a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control either of Donlin Gold or GCMC.

NOVAGOLD RESOURCES INC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the New York Stock Exchange (NYSE-MKT) and on the Toronto Stock Exchange (TSX) under the symbol “NG.” On January 17, 2017, there were 652 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. We believe that more than half of our common shares are beneficially owned by investors in the United States. The following table sets out the intraday high and low sales prices per share of our common shares on the NYSE MKT and TSX for the periods indicated.

		NYSE MKT		TSX
Fiscal Year	Quarter	High	Low	High	Low
2016	Fourth	$6.01	$4.05	C$7.69	C$5.36
	Third	$7.27	$5.15	C$9.53	C$6.76
	Second	$6.49	$4.82	C$8.26	C$6.47
	First	$4.96	$3.54	C$6.73	C$5.17
2015	Fourth	$4.05	$3.05	C$5.23	C$4.05
	Third	$4.18	$2.65	C$5.20	C$3.42
	Second	$4.25	$2.72	C$5.22	C$3.46
	First	$4.14	$2.56	C$5.17	C$2.94

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

This comment is restricted to holders of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the benefits of the Convention, (iii) holds all common shares as capital property, (iv) holds no common shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder, (v) deals at arm’s length with and is not affiliated with NOVAGOLD, (vi) does not and is not deemed to use or hold any common shares in a business carried on in Canada, and (vii) is not an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be regarded by the Canada Revenue Agency (CRA) as entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Convention to the entity in respect of its common shares. This summary does not deal with special situations such as the particular circumstances of traders or dealers or holders who have entered into a “derivative forward agreement” (as defined in the Canadian Tax Act) in respect of the common shares. Such holders should consult their own tax advisors.

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

NOVAGOLD RESOURCES INC.

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

Generally, a U.S. Resident Holder’s common shares will not constitute “taxable Canadian property” of the U.S. Resident Holder at a particular time at which the common shares are listed on a “designated stock exchange” (which currently includes the TSX and NYSE MKT) unless at any time during the 60-month period immediately preceding a disposition both of the following conditions are true:

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

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of common shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our common shares or other securities, in particular, the tax consequences of the Company being a “passive foreign investment company” (commonly known as a “PFIC”) within the meaning of Section 1297 of the United States Internal Revenue Code. For further information, see section Item 1A, Risk Factors - Acquiring, holding or disposing of NOVAGOLD’s securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K and, in particular, potential investors should be aware that NOVAGOLD does not believe it is a “passive foreign investment company” under the U.S. Internal Revenue Code for the year ended November 30, 2016, but if it is or becomes a passive foreign investment company, there may be tax consequences for investors in the United States.

NOVAGOLD RESOURCES INC.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

Item 6.	Selected Financial Data

The selected financial data set forth in the table below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and the Notes thereto.

	Years ended November 30,
(dollars in thousands, except per share)	2016	2015	2014	2013	2012
Loss from operations	$(30,147)	$(31,696)	$(38,008)	$(55,776)	$(79,942)
Loss from continuing operations	$(33,846)	$(31,952)	$(40,484)	$(62,760)	$(7,586)
Net loss from discontinued operations	$—	$—	$—	$—	$(4,243)
Net loss attributable to shareholders	$(33,846)	$(31,952)	$(40,484)	$(62,760)	$(11,829)

Loss per common share:
Basic:
Continuing operations	$(0.11)	$(0.10)	$(0.13)	$(0.20)	$(0.03)
Discontinued operations	—	—	—	—	(0.02)
	$(0.11)	$(0.10)	$(0.13)	$(0.20)	$(0.05)
Diluted:
Continuing operations	$(0.11)	$(0.10)	$(0.13)	$(0.20)	$(0.03)
Discontinued operations	—	—	—	—	(0.02)
	$(0.11)	$(0.10)	$(0.13)	$(0.20)	$(0.05)

	As of November 30,
	2016	2015	2014	2013	2012
Total assets	$408,261	$433,584	$524,546	$578,686	$685,242
Long-term liabilities	$104,947	$100,771	$100,204	$108,684	$94,907
Shareholders’ equity	$300,263	$329,296	$405,116	$465,649	$476,811

NOVAGOLD RESOURCES INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended November 30, 2016, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.

In 2016, we successfully delivered on the key goals established at the beginning of the year. Highlights of our accomplishments include:

Advancement of the Donlin Gold project

In 2016, permitting activities continued at Donlin Gold and were focused on advancing major permits and approvals with state and federal agencies as well as providing the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold Environmental Impact Statement (EIS), with requested input and information. The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold. This document is comprised of four main sections which:

•	Outline the purpose and need for the development of the proposed mine and the benefit it would bring to the stakeholders of Donlin Gold’s Alaska Native Corporation partners, Calista Corporation and The Kuskokwim Corporation (TKC).

•	Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.

•	Prepare an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential physical, biological, social, and cultural impacts relative to the existing baseline conditions. This portion constitutes the most extensive part of the EIS.

•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.

The Corps filed the draft EIS in November 2015. Following the filing of the draft EIS, the Corps conducted 17 meetings in communities across the Yukon-Kuskokwim (Y-K) region and in Anchorage. The six-month public comment period for the draft EIS was completed on May 31, 2016. The public comment meetings gave the Corps an opportunity to present an overview of the draft EIS, which evaluates the potential environmental, social and economic impacts of the proposed project together with alternatives. The meetings also served as an excellent platform for stakeholders to ask questions and provide comments on the draft EIS. The Corps received comments from federal and state agencies, local and tribal governments, Alaska Native organizations, businesses, special interest groups/non-governmental organizations, and individuals. Working sessions were held with the cooperating agencies to review and discuss four key topics raised during the draft EIS comment period including: water resources and management, tailings management and spill risks, mercury fate and transport and barging operations. The Corps is reviewing the comments on the draft EIS and will respond to all comments in a final EIS which the Corps’ current schedule anticipates will be published in early 2018.. The final EIS is required before the Corps can issue a record of decision on Donlin Gold’s Clean Water Act Section 404 (wetland) and 10 (rivers and harbors) permit application. All Donlin Gold EIS documents, including the Corps’ time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.

In addition to actively participating in the NEPA process, Donlin Gold continues to advance other major permits and approvals, including:

•	incorporating field work completed during 2016 into an updated preliminary jurisdictional determination which Donlin Gold will submit to the Corps to support the Section 404 permit application.

NOVAGOLD RESOURCES INC.

•	working with Calista and other interested parties in developing a compensatory mitigation plan for wetland impact associated with the project;

•	submission of major State of Alaska permit applications (e.g., air quality permit to construct, integrated waste management plan, reclamation plan, and water discharge permit) which the State anticipates issuing draft permits for public comment in 2017;

•	the Pipeline and Hazardous Materials Safety Administration opened a docket for Donlin Gold’s special permit to construct the natural gas pipeline;

•	the State of Alaska conducted public scoping and received comments on Donlin Gold’s applications for proposed uses of State of Alaska lands for development of the project, and

•	Donlin Gold continues to work with state and federal agencies to advance issuance of all other required permits, including dam safety approvals, water use permits and authorizations, fish habitat permits, and land and shoreline lease and right-of-way approvals.

An extensive list of additional federal and state government permits and approvals must be obtained before construction can begin on the Donlin Gold project. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that was not part of the Donlin Gold feasibility study. Completion of this engineering will require a significant investment of funds, time, and other resources by Donlin Gold and its contractors. Also, the Donlin Gold board must approve a construction program and budget before proceeding with the development of the Donlin Gold project. The timing of the required engineering work and the Donlin Gold board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, among other factors, will affect the decision and timing to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.

Donlin Gold remains actively engaged in extensive outreach efforts with local stakeholders, providing sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing its workforce development strategy.

As the Donlin Gold EIS and permitting processes progress, the owners (Barrick Gold Corporation and NOVAGOLD) continue to study ways to further enhance the project’s value and minimize initial capital through enhanced project design and execution, engagement of third-party operators for certain activities and potential for third-party financing of some capital intensive infrastructure. To date, these additional studies have identified opportunities that have the potential to benefit the project when the owners decide to update the feasibility study, which was completed in 2011, and to initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. The owners will take all of this work into account before reaching a construction decision.

Our share of funding for Donlin Gold in 2016 was $8.7 million for permitting, community engagement and development efforts. Our 50% share of the 2017 work program is expected to be approximately $10 million. The 2017 work program and budget includes funds to continue to advance the permitting process through issuance of the final EIS. In addition, Donlin Gold will continue to maintain its engagement with communities in the Y-K region.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek project

In 2016, the Galore Creek Partnership continued to advance technical studies to optimize the project design. Final reports were completed on the first phase of the tunneling evaluation for access and material handling as well as enhancements to the mining, waste rock and water management plans. We expect this effort to further improve the value and marketability of the Galore Creek project, which we continue to be open to monetizing, in whole or in part, to strengthen our balance sheet and to contribute toward the development of the Donlin Gold project.

NOVAGOLD RESOURCES INC.

Our share of cash funding for Galore Creek was $1.0 million in 2016, primarily for technical studies, care and maintenance, and supporting community initiatives. In 2017, our 50% share of the work program is expected to be approximately $2 million to continue to advance technical studies, support community initiatives and provide site care and maintenance.

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

Maintained our strong financial position

Cash and term deposits decreased by $21.5 million in 2016, $3.5 million less than originally planned and, excluding the $15.8 million repayment of the remaining convertible notes in 2015, was $1.3 million less than in the prior year. Cash and term deposits totaled $105.3 million at November 30, 2016.

Outlook

Our goals for 2017 include:

•	Advance the Donlin Gold project toward a construction/production decision.

•	Advance Galore Creek mine planning and project design.

•	Maintain a healthy balance sheet.

•	Maintain an effective corporate social responsibility program.

•	Evaluate opportunities to monetize the value of Galore Creek.

We do not currently generate operating cash flows. At November 30, 2016, we had cash and cash equivalents of $30.3 million and term deposits of $75.0 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting of the Donlin Gold project. Additional capital will be necessary if permits are received for the Donlin Gold project and a decision to commence engineering and construction is reached. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital. For further information, see section Item 1A, Risk Factors - Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold and Galore Creek projects, and to continue as a going concern, will depend in part on our ability to obtain suitable financing, above.

In 2017, we expect to spend approximately $23 million, including $11 million for general and administrative costs, $10 million to fund our share of expenditures at the Donlin Gold project and $2 million at the Galore Creek project. Funding requirements for our share of joint Donlin Gold studies with Barrick will be determined later in 2017.

Summary of Consolidated Financial Performance

	Years ended November 30,
($ thousands, except per share)	2016	2015	2014
Loss from operations	$(30,147)	$(31,696)	$(38,008)
Net loss	$(33,846)	$(31,952)	$(40,484)

Net loss per common share
Basic and diluted	$(0.11)	$(0.10)	$(0.13)

NOVAGOLD RESOURCES INC.

Results of Operations

2016 compared to 2015

Loss from operations decreased $1.6 million from $31.7 million in 2015 to $30.1 million in 2016. The decrease resulted from lower losses from the equity investment in the Donlin Gold project. Our share of losses at the Donlin Gold project decreased by $2.2 million, as 2016 activities continued to focus primarily on the EIS and permitting. At the Galore Creek project, our share of losses increased by $0.8 million due to a gain on the sale of surplus equipment in the prior year.

Net loss increased from $32.0 million ($0.10 per share – basic and diluted) in 2015 to $33.8 million ($0.11 per share – basic and diluted) in 2016. The increase resulted primarily from a $3.3 million increase in other expense, partially offset by the $1.6 million reduction in the loss from operations. Other expense was higher in 2016, as the prior year amount included $4.8 million of foreign exchange gains related to the strengthening of the U.S. dollar in relation to the Canadian dollar, partially offset by $0.6 million lower interest expense from to the repurchase of the remaining convertible notes in 2015 and a $0.4 million write-down of marketable securities in 2015.

2015 compared to 2014

Loss from operations decreased $6.3 million from $38.0 million in 2014 to $31.7 million in 2015. The decrease resulted from lower general and administrative expense and lower losses from equity investments in the Donlin Gold and Galore Creek projects. General and administrative expense decreased $2.2 million, primarily due to lower professional fees and favorable foreign exchange translation of expenses incurred in Canadian dollars. Our share of losses at the Donlin Gold project decreased by $3.0 million, as 2015 activities continued to focus primarily on permitting. At the Galore Creek project, our share of losses decreased by $1.5 million due to reduced activity and a gain on the sale of surplus equipment. Evaluation expense includes $0.4 million for the Company’s share of the Donlin Gold project joint studies with Barrick.

Net loss decreased from $40.5 million ($0.13 per share – basic and diluted) in 2014 to $32.0 million ($0.10 per share – basic and diluted) in 2015. The decrease resulted primarily from the $6.3 million reduction in the loss from operations in 2015 compared to 2014 and $1.7 million lower interest expense due to the repayment of the remaining convertible notes in 2015.

Liquidity, Capital Resources and Capital Requirements

	Years ended November 30,
($ thousands)	2016	2015	2014
Cash used in operating activities	$(11,696)	$(11,426)	$(9,808)
Cash used in investing activities	268	(964)	(967)
Cash used in financing activities	$—	(15,829)	$—

	At November 30,
($ thousands)	2016	2015	Change
Cash and cash equivalents	$30,274	$41,731	$(11,457)
Term deposits	$75,000	$85,000	$(10,000)

During 2016, cash and cash equivalents decreased by $11.5 million and term deposits decreased by $10.0 million. The total decrease in cash and term deposits of $21.5 million was primarily related to $11.7 million used in operating activities for administrative costs and $9.7 million to fund our share of the Donlin Gold and Galore Creek projects.

During 2015, cash and cash equivalents decreased by $28.6 million and term deposits decreased by $10.0 million. The total decrease in cash and term deposits of $38.6 million was primarily related to the repayment of $15.8 million of the remaining convertible notes, $11.4 million used in operating activities including administrative costs and interest payments, and $11.0 million to fund our share of the Donlin Gold and Galore Creek projects.

The U.S. dollar denominated term deposits are held at Canadian chartered banks. We have sufficient working capital available to advance the Donlin Gold project through the expected remaining permitting process.

NOVAGOLD RESOURCES INC.

2016 compared to 2015

Cash used in operating activities increased by $0.3 million primarily due to higher withholding taxes paid on performance share units vested in the first quarter of 2016, partially offset by the receipt of exploration tax credits resulting from drilling programs at Galore Creek in prior years and lower interest payments due to the repurchase of convertible notes in 2015. Cash used in investing activities to fund our share of the Donlin Gold and Galore Creek projects decreased by $1.2 million in 2016 due to the timing of Donlin Gold funding requirements for permitting. Term deposits decreased by $10.0 million in each of 2016 and 2015. There was no cash used in financing activities in 2016. Financing activities in 2015 included the repurchase of the remaining convertible notes.

2015 compared to 2014

Cash used in operating activities increased by $1.6 million, primarily due to working capital reductions in 2014, partially offset by lower office expenses and professional fees. Cash used to fund affiliates decreased by $5.0 million due to the timing of funding requirements at Donlin Gold and the sale of surplus equipment at Galore Creek. Term deposits decreased by $10.0 million in 2015 compared to a decrease of $15.0 million in 2014. Cash used in financing activities in 2015 included the repayment of the remaining $15.8 million of convertible notes.

Contractual Obligations

Our contractual obligations as of November 30, 2016 were as follows:

($ thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reclamation and remediation	$214	$214	$—	$—	$—
Office and equipment leases	343	325	18	—	—
Promissory note	84,812	—	—	—	84,812
Total	$85,369	$539	$18	$—	$84,812

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Outstanding share data

As of January 17, 2017, we had 321,529,277 common shares issued and outstanding. As of January 17, 2017, we had: i) a total of 21,899,341 stock options outstanding; 18,976,041 of those stock options with a weighted-average exercise price of C$4.12 and the remaining 2,923,300 with a weighted-average exercise price of $4.58; and ii) 2,182,400 performance share units and 299,471 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 25,472,412 common shares.

Related party transactions

The Company provided management services to Donlin Gold LLC for $nil in 2016 and 2015, and $235,000 in 2014; office rental and services to Galore Creek Partnership for $335,000 in 2016, $349,000 in 2015 and $398,000 in 2014.

As of November 30, 2016, the Company has accounts receivable from Galore Creek of $28,000 (2015: $28,000) included in other current assets and $3,526,000 (2015: $3,546,000) included in other long-term assets. The Company has accounts payable to an affiliate of Electrum at November 30, 2016 of $119 (2015: $nil) for reimbursement of director and officer travel expenses included in accounts payable and accrued liabilities.

Fourth quarter results

During the fourth quarter of 2016, we incurred a net loss of $7.4 million compared to a net loss of $7.2 million for the comparable period in 2015. The increase in net loss resulted from higher equity losses from Donlin Gold.

NOVAGOLD RESOURCES INC.

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

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investments in the Donlin Gold and Galore Creek projects. We identified Donlin Gold LLC and the Galore Creek Partnership as Variable Interest Entities (VIEs) as these entities are dependent on funding from their owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of each VIE. Therefore, the Company has determined that it is not the primary beneficiary of either VIE. The Company’s maximum exposure to loss is its investment in Donlin Gold LLC and Galore Creek Partnership.

Donlin Gold LLC and the Galore Creek Partnership are non-publicly traded equity investees in exploration and development projects. The Company reviews and evaluates its investments in affiliates for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of investments in affiliates include a significant decrease in long-term expected gold or copper gold prices, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims or a change in the development plan or strategy for the project. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If the underlying assets are not recoverable, an impairment loss is measured and recorded based on the difference between the carrying amount of the investee and its estimated fair value which may be determined using a discounted cash flow model.

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

The Company reviews and evaluates its mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of investments in affiliates include a significant decrease in long-term expected gold or copper gold prices, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims or a change in the development plan or strategy for the project. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on the estimated fair value which may be determined using a discounted cash flow model.. Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

NOVAGOLD RESOURCES INC.

Share-based compensation

We operate a stock option plan and a performance share unit (PSU) plan, under which the entity receives services from employees and eligible consultants as consideration for equity instruments (options or shares) of the Company. The fair value for the options and share units are recognized in earnings over the related service period. The total amount to be expensed related to options is determined by reference to the fair value of the options granted including any market performance conditions and the impact of any non-vesting conditions; and excluding the impact of any service and non-market performance vesting conditions.

The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, and the fair value of the PSUs is measured at the grant date using a Monte Carlo simulation which takes into account, as of the grant date, the fair market value of the shares, expected volatility, expected dividend yield and the risk-free interest rate over the life of the PSU, to generate potential outcomes for stock prices which are used to estimate the probability of the PSUs vesting at the end of the performance measurement period.

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

We have not hedged our exposure to currency fluctuations. At November 30, 2016, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at November 30, 2016, and assuming that all other variables remain constant, a $0.01 appreciation or depreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $2.9 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at November 30, 2016, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.8 million in the interest accrued on the promissory note per annum.

NOVAGOLD RESOURCES INC.

Item 8.	Financial Statements and Supplementary Data

Supplementary Data

For the required supplementary data, please see section “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results” above.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2016.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Gregory A. Lang	/s/ David A. Ottewell

Gregory A. Lang	David A. Ottewell

President and Chief Executive Officer	Vice President and Chief Financial Officer

January 25, 2017

NOVAGOLD RESOURCES INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders of NOVAGOLD RESOURCES INC.

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. (NOVAGOLD or the Company) as of November 30, 2016 and November 30, 2015 and the related consolidated statements of loss and comprehensive loss, cash flows and equity for each of the years in the three-year period ended November 30, 2016. We also have audited NOVAGOLD’s internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOVAGOLD as of November 30, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, NOVAGOLD maintained, in all material respects, effective internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

(signed) PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia

Canada

January 25, 2017

NOVAGOLD RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	At November 30,
	2016	2015
ASSETS
Cash and cash equivalents	$30,274	$41,731
Term deposits	75,000	85,000
Other assets (note 7)	2,064	3,310
Current assets	107,338	130,041
Investment in Donlin Gold (note 4)	951	1,058
Investment in Galore Creek (note 5)	241,404	242,906
Mineral property (note 6)	43,359	43,605
Deferred income taxes (note 12)	9,397	9,711
Other assets (note 7)	5,812	6,263
Total assets	$408,261	$433,584

LIABILITIES
Accounts payable and accrued liabilities	$2,837	$3,066
Other liabilities	214	451
Current liabilities	3,051	3,517
Promissory note (note 8)	84,812	80,261
Deferred income taxes (note 12)	20,135	20,510
Total liabilities	107,998	104,288

Commitments and contingencies (note 17)

EQUITY
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 320.0 and 317.9 million shares, respectively	1,942,451	1,938,262
Contributed surplus	82,573	80,774
Accumulated deficit	(1,705,901)	(1,672,055)
Accumulated other comprehensive income (loss)	(18,860)	(17,685)
Total equity	300,263	329,296
Total liabilities and equity	$408,261	$433,584

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang                      /s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except per share amounts)

	Years ended November 30,
	2016	2015	2014
Operating expenses:
Equity loss - Donlin Gold (note 4)	$8,819	$11,016	$13,985
Equity loss - Galore Creek (note 5)	1,149	392	1,941
General and administrative (note 10)	20,179	19,922	22,082
Studies and evaluation	—	366	—
	30,147	31,696	38,008

Loss from operations	(30,147)	(31,696)	(38,008)
Other income (expense) (note 11)	(3,422)	(103)	(2,213)
Loss before income taxes	(33,569)	(31,799)	(40,221)
Income tax expense (note 12)	(277)	(153)	(263)
Net loss	(33,846)	(31,952)	(40,484)

Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities during period	477	(227)	(288)
Reclassification adjustment for losses included in net loss (note 15)	—	426	—
Net unrealized gain (loss), net of $(69), $(2) and $14 tax recovery (expense)	477	199	(288)
Foreign currency translation adjustments	(1,652)	(52,729)	(29,371)
	(1,175)	(52,530)	(29,659)

Comprehensive income (loss)	$(35,021)	$(84,482)	$(70,143)

Net loss per common share
Basic and diluted	$(0.11)	$(0.10)	$(0.13)

Weighted average shares outstanding
Basic and diluted	319,774	317,850	317,203

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2016	2015	2014
Operating activities:
Net loss	$(33,846)	$(31,952)	$(40,484)
Adjustments:
Equity losses of affiliates	9,968	11,408	15,926
Share-based compensation	10,263	9,488	10,197
Interest on promissory note	4,551	4,108	4,425
Foreign exchange gain	(182)	(4,771)	(3,688)
Write-down of investments	—	426	—
Other	28	235	1,279
Withholding tax on share-based compensation	(4,275)	(827)	(636)
Changes in operating assets and liabilities:
Other assets	2,259	908	3,319
Accounts payable and accrued liabilities	(225)	(275)	56
Other liabilities	(237)	(174)	(202)
Net cash used in operating activities	(11,696)	(11,426)	(9,808)

Investing activities:
Proceeds from term deposits	100,000	135,000	215,000
Purchases of term deposits	(90,000)	(125,000)	(200,000)
Funding of affiliates	(9,732)	(10,964)	(15,946)
Other	—	—	(21)
Net cash used in investing activities	268	(964)	(967)

Financing activities:
Repayment of debt	—	(15,829)	—
Net cash used in financing activities	—	(15,829)	—

Effect of exchange rate changes on cash	(29)	(375)	(162)
Net change in cash and cash equivalents	(11,457)	(28,594)	(10,937)
Cash and cash equivalents at beginning of period	41,731	70,325	81,262
Cash and cash equivalents at end of period	$30,274	$41,731	$70,325

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.
CONSOLIDATED STATEMENTS OF EQUITY

(U.S. dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income (loss)	equity

November 30, 2013	316,661	$1,933,953	$66,811	$(1,599,619)	$64,504	$465,649
Net loss	—	—	—	(40,484)	—	(40,484)
Other comprehensive loss	—	—	—	—	(29,659)	(29,659)
Share-based compensation and related share issuances	627	2,383	7,227	—	—	9,610
November 30, 2014	317,288	$1,936,336	$74,038	$(1,640,103)	$34,845	$405,116
Net loss	—	—	—	(31,952)	—	(31,952)
Other comprehensive loss	—	—	—	—	(52,530)	(52,530)
Share-based compensation and related share issuances	622	1,926	6,736	—	—	8,662
November 30, 2015	317,910	$1,938,262	$80,774	$(1,672,055)	$(17,685)	$329,296
Net loss	—	—	—	(33,846)	—	(33,846)
Other comprehensive loss	—	—	—	—	(1,175)	(1,175)
Share-based compensation and related share issuances	2,106	4,189	1,799	—	—	5,988
November 30, 2016	320,016	$1,942,451	$82,573	$(1,705,901)	$(18,860)	$300,263

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 1 – THE COMPANY

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold and copper mineral properties. The Company has no realized revenues from its planned principal business purpose. The Company’s principal assets include a 50% interest in the Donlin Gold project in Alaska, U.S.A. and a 50% interest in the Galore Creek project in British Columbia, Canada. The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”). The Galore Creek project is owned by the Galore Creek Partnership a partnership in which a wholly-owned subsidiary of NOVAGOLD, and Teck Resources Limited (“Teck”) each own a 50% interest.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

These Consolidated Financial Statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

References in these Consolidated Financial Statements and Notes to $ refer to United States dollars and C$ to Canadian dollars. Dollar amounts are in thousands, except for per share amounts.

Use of estimates

The preparation of the Company’s Consolidated Financial Statements in accordance with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include: investments in affiliates; mineral properties; income taxes; and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from the amounts estimated in these Consolidated Financial Statements.

Principles of consolidation

The Company’s Consolidated Financial Statements include NOVAGOLD RESOURCES INC. and its wholly-owned subsidiaries. The Company’s wholly-owned subsidiaries include NOVAGOLD Canada Inc., Copper Canyon Resources Inc., NOVAGOLD U.S. Holdings Inc., NOVAGOLD Resources Alaska Inc., NOVAGOLD USA, Inc., and AGC Resources Inc. All inter-company transactions and balances are eliminated on consolidation.

The functional currency for the Company’s Canadian operations is the Canadian dollar and the functional currency for the Company’s U.S. operations is the U.S. dollar. Therefore, gains and losses on U.S. dollar denominated transactions and the effect of translating U.S. dollar denominated balances of Canadian operations are recorded in net loss. The effect of translating the Company’s Canadian operations from the Canadian dollar to the U.S. dollar are recorded in Other comprehensive income (loss).

Cash and cash equivalents

Cash and cash equivalents consists of cash balances and highly liquid investments with original maturities of three months or less that are considered to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes. Restricted cash is excluded from cash and cash equivalents and is included in other long-term assets.

Term deposits

The Company’s term deposits are classified as held to maturity and recorded at cost. Term deposits are held at Chartered Canadian banks with original maturities of 12 months or less. The term deposits are not traded in an active market.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investments in the Donlin Gold and Galore Creek projects. The Company identified Donlin Gold LLC and Galore Creek Partnership as Variable Interest Entities (VIEs) as these entities are dependent on funding from their owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of each VIE. Therefore, the Company has determined that it is not the primary beneficiary of either VIE. The Company’s maximum exposure to loss is its equity investments in Donlin Gold LLC and Galore Creek Partnership, and amounts receivable from Galore Creek Partnership.

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

Donlin Gold LLC and Galore Creek Partnership are non-publicly traded equity investees owning exploration and development projects. Therefore, the Company assesses whether there has been a potential impairment triggering event for other-than-temporary impairment by testing the underlying assets of the equity investee for recoverability and assessing whether there has been a change in the development plan or strategy for the project. If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the investee and its fair value.

Mineral properties

Mineral property expenditures are expensed as incurred except for expenditures associated with the acquisition of mineral property assets through a business combination or asset acquisition.

The Company reviews and evaluates its mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on the estimated fair value which may be determined using a discounted cash flow model.

Income taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates deferred income tax liabilities and assets for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in deferred income tax liabilities and asset balances for the year.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Share-based payments

The Company operates a stock option plan and a performance share unit (PSU) plan under which the Company grants equity instruments (options or shares) of the Company in consideration for services from employees and eligible consultants. The Company records share-based compensation awards at fair value on the date of the grant and expenses the awards in the consolidated statement of loss over the requisite employee service period. Share-based compensation expense includes an estimate for forfeitures. The fair values of stock options are determined using a Black-Scholes option pricing model. The fair values of PSUs are determined using a Monte Carlo valuation model. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance and the Company’s performance in relation to its peers.

The Company operates a stock option plan and a deferred share unit (DSU) plan under which the Company grants equity instruments (options or shares) of the Company in consideration for services from directors. The Company records stock option compensation awards at fair value on the date of the grant and expenses the awards in the consolidated statement of loss over the requisite service period. Each DSU entitles the Company’s directors to receive one common share of the Company when they retire from the Company. The fair value of the DSUs is measured at the date of the grant in amounts ranging from 50% to 100% of the directors’ annual retainers at the election of the directors. The fair value is recognized in the consolidated statement of loss over the related service period.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

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

Recently adopted accounting pronouncements

Consolidation – Amendments to the Consolidation Analysis

In February 2015, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued to amend current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models and primarily relate to: limited partnerships and similar legal entities; evaluating fees paid to a decision maker or a service provider as a variable interest; the effect of fee arrangements on the primary beneficiary determination; the effect of related parties on the primary beneficiary determination; and certain investment funds. The Company determined that these changes did not have an impact on its previous consolidation analysis and elected early adoption of the new standard effective for the Company’s fiscal year beginning December 1, 2015. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

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

NOTE 4 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company in which wholly owned subsidiaries of Barrick and NOVAGOLD each own a 50% interest. Donlin Gold LLC has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of at least a majority of the Donlin Gold LLC board members.

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Years ended November 30,
	2016	2015	2014
Balance – beginning of period	$1,058	$1,618	$1,720
Share of losses
Mineral property expenditures	(8,689)	(10,845)	(13,811)
Depreciation	(130)	(171)	(174)
	(8,819)	(11,016)	(13,985)
Funding	8,712	10,456	13,883
Balance – end of period	$951	$1,058	$1,618

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.

	At November 30,
	2016	2015
Current assets: Cash, prepaid expenses and other receivables	$1,540	$1,762
Non-current assets: Property and equipment	101	232
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(690)	(936)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$32,951	$33,058

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 5 – INVESTMENT IN GALORE CREEK

The Galore Creek project is owned by Galore Creek Partnership (GCP), a partnership in which Teck and a wholly owned subsidiary of NOVAGOLD each own a 50% interest. GCP has a management committee comprised of four representatives, with two representatives selected by Teck and two representatives appointed by the Company. All significant decisions related to GCP require the approval of at least a majority of the GCP management committee representatives.

GCP prepares its financial statements under International Financial Reporting Standards, as issued by the IASB and presents its financial statements in Canadian dollars. In accounting for its investment in GCP, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.

Changes in the Company’s investment in GCP are summarized as follows:

	Years ended November 30,
	2016	2015	2014
Balance – beginning of period	$242,906	$283,247	$305,735
Share of losses
Mineral property expenditures	(169)	(147)	(442)
Care and maintenance expense	(980)	(884)	(1,499)
Gain on sale of equipment	—	639	—
	(1,149)	(392)	(1,941)
Funding	1,020	508	2,063
Exploration tax credit	—	107	(693)
Foreign currency translation	(1,373)	(40,564)	(21,917)
Balance – end of period	$241,404	$242,906	$283,247

The following amounts represent the Company’s 50% share of the assets and liabilities of GCP presented in U.S. dollars and in accordance with U.S. GAAP. As a result of recording the Company’s investment at fair value in June 2011, the carrying value of the Company’s 50% interest in GCP is higher than 50% of the book value of GCP. Therefore, the Company’s investment does not equal 50% of the net assets recorded by GCP:

	At November 30,
	2016	2015
Current assets: Cash, prepaid expenses and other receivables	$170	$497
Non-current assets: Mineral property	217,295	218,532
Current liabilities: Accounts payable and accrued liabilities	(112)	(365)
Non-current liabilities: Reclamation obligation	(7,260)	(7,162)
Net assets	$210,093	$211,502

NOTE 6 – MINERAL PROPERTY

In 2011, the Company acquired 40% of the Copper Canyon property in British Columbia, Canada adjacent to the Galore Creek project. The remaining 60% of the Copper Canyon property is owned by GCP.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 7 – OTHER ASSETS

	At November 30,
	2016	2015
Other current assets:
Accounts and interest receivable	$547	$295
Receivable from Galore Creek Partnership	28	28
Mineral exploration tax credit receivable	—	1,487
Note receivable	935	919
Prepaid expenses	554	581
	$2,064	$3,310

Other long-term assets:
Note receivable	$—	$939
Marketable equity securities	1,117	571
Receivable from Galore Creek Partnership	3,526	3,546
Restricted cash – reclamation deposit	1,111	1,117
Office equipment	58	90
	$5,812	$6,263

NOTE 8 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $33,236 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,117 at November 30, 2016 ($571 at November 30, 2015), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	Years ended November 30,
	2016	2015	2014
Share-based compensation (note 13)	$10,263	$9,488	$10,197
Salaries	6,167	6,164	6,022
Office expense	2,035	2,090	2,626
Corporate communications and regulatory	1,001	1,452	1,395
Professional fees	680	693	1,806
Depreciation	33	35	36
	$20,179	$19,922	$22,082

NOTE 11 – OTHER INCOME (EXPENSE)

	Years ended November 30,
	2016	2015	2014
Interest income	$947	$740	$854
Interest expense	(4,551)	(5,188)	(6,838)
Foreign exchange gain	182	4,771	3,688
Write-down of investments	—	(426)	—
Other	—	—	83
	$(3,422)	$(103)	$(2,213)

During 2015, the Company recognized impairments for other-than-temporary declines in value of $426 for marketable equity securities. At November 30, 2016, all unrealized losses were in a continuous loss position for less than 12 months.

NOTE 12 – INCOME TAXES

The Company’s Income tax expense consisted of:

	Years ended November 30,
	2016	2015	2014
Current:
Canada	$—	$—	$—
Foreign	346	155	189
	346	155	189
Deferred:
Canada	(69)	(2)	74
Foreign	—	—	—
	(69)	(2)	74
Income tax expense	$277	$153	$263

The Company’s Loss before income tax consisted of:

	Years ended November 30,
	2016	2015	2014
Canada	$(18,912)	$(14,775)	$(20,372)
Foreign	(14,657)	(17,024)	(19,849)
	$(33,569)	$(31,799)	$(40,221)

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

The Company’s Income tax expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

	Years ended November 30,
	2016	2015	2014
Loss before income taxes	(33,569)	(31,799)	$(40,221)
Combined federal and provincial statutory tax rate	26%	26%	26%
Income tax recovery based on statutory income tax rates	(8,728)	(8,268)	(10,457)
Reconciling items:
Non-deductible expenditures	2,607	1,906	2,333
Foreign accrual property income	862	1,269	1,006
Effect of different statutory tax rates on earnings or losses of subsidiaries	(2,218)	(2,619)	(3,027)
Effect of tax losses expired	6	3,878	1,424
Change in valuation allowance on deferred tax assets	7,668	3,264	9,357
Other	80	723	(373)
Income tax expense	$277	$153	$263

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At November 30,
	2016	2015
Deferred tax income assets:
Asset retirement obligation	$89	$186
Net operating loss carry forwards	222,036	212,619
Capital loss carry forwards	31,352	31,561
Mineral properties	16,503	16,596
Property and equipment	203	198
Investment in affiliates	42,743	42,099
Share issuance costs	137	776
Unpaid interest expense	3,044	4,458
Investment tax credit	2,921	2,938
Other	1,912	2,339
	320,940	313,770
Valuation allowances	(282,698)	(275,305)
	38,242	38,465
Deferred income tax liabilities:
Investment in affiliates	(36,110)	(36,133)
Mineral properties	(11,251)	(11,315)
Investment tax credit	(760)	(764)
Capitalized assets and other	(859)	(1,052)
	(48,980)	(49,264)
Net deferred income tax liabilities	$(10,738)	$(10,799)

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.

Net deferred income tax assets and liabilities consist of:

	At November 30,
	2016	2015
Long-term deferred income tax:
Assets	$9,397	$9,711
Liabilities	(20,135)	(20,510)
	$(10,738)	$(10,799)

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Net operating losses available to offset future taxable income are as follows:

Year of Expiry	U.S.	Canada
2024	$1,032	$—
2025	1,246	—
2026	13,382	24,359
2027	18,493	3,913
2028	85	517
2029	11,223	12,168
2030	10,916	17,507
2031	16,580	16,425
2032	309,772	28,776
2033	14,529	21,520
2034	15,607	9,964
2035	16,383	6,595
2036	14,587	10,037
	$443,835	$151,781

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. Ownership changes occurred on January 22, 2009 and on December 31, 2012 and the U.S. tax losses related to NOVAGOLD Resources Alaska Inc. and its investment in Donlin Gold LLC for the prior three year periods prior to the change in control may be subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited or they may expire un-utilized. Losses incurred to date may be further limited if a subsequent change in control occurs.

The Company has recognized $9,397 (2015: $9,711, 2014: $11,445) of deferred tax assets that are dependent on the reversal of existing taxable temporary differences. The Company has suffered a loss in the current and prior period in the tax jurisdictions to which the deferred tax assets relate. The Company has undertaken a tax planning strategy in the current and prior period to merge Canadian entities when required to access the deferred tax assets to offset future increases in taxable income of the Canadian entities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated included the cumulative loss incurred as of November 30, 2016. Such objective evidence limits the ability to consider other subjective evidence such as managements’ projections for future growth. On the basis of this evaluation, as of November 30, 2016, a valuation allowance of $282,698 (2015: $275,305, 2014: $281,071) inclusive of valuation allowance for investment tax credits has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as management’s projections for growth.

Uncertain tax position

There were no unrecognized tax benefits at November 30, 2016, 2015 and 2014. The Company recognizes any interest and penalties related to uncertain tax positions, if any, as income tax expense. At November 30, 2016, 2015 and 2014, there were no interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. The Company is currently under audit by the Canada Revenue Agency regarding transactions undertaken by one of the Company’s Canadian subsidiaries. With few exceptions, the tax years that remain subject to examination as of November 30, 2016 are 2012 to 2016 in Canada and 2013 to 2016 in the United States.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 13 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives, employees and eligible consultants, a PSU plan for executives, employees and eligible consultants and a DSU plan for directors of the Company. Options granted to purchase common shares have exercise prices not less than the fair market value of the underlying share at the date of grant. At November 30, 2016, 21.9 million common shares were available for future share incentive plan awards.

The Company recognized share-based compensation expense (recorded in General and administrative expenses) as follows:

	Years ended November 30,
	2016	2015	2014
Stock options	$5,855	$4,736	$6,062
Performance share unit plan	4,184	4,537	3,944
Deferred share unit plan	224	215	191
	$10,263	$9,488	$10,197

Stock options

Stock options granted under the Company’s share-based incentive plans generally expire five years after the date of grant and vest in one-third annual increments beginning on the date of grant. The value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected term of the option award and share price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of the Company’s shares at the date of grant. These estimates involve inherent uncertainties and the application of management’s judgment. In addition, management is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, the recorded share-based compensation expense would have been different from that reported.

A summary of stock options outstanding as of November 30, 2016, and activity during the year ended November 30, 2016 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share (C$)	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (C$)
November 30, 2015	17,850	4.81
Granted	4,593	5.02
Exercised	(1,445)	3.48
Expired/Forfeited	(1,169)	12.61
November 30, 2016	19,829	4.50	2.27	32,916

Vested and exercisable as of November 30, 2016	16,367	4.52	1.97	26,842

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

The following table summarizes other stock option-related information:

	Years ended November 30,
	2016	2015	2014
Weighted-average assumptions used to value stock option awards:
Expected volatility	54%	60%	60%
Expected term of options (years)	3	3	3
Expected dividend rate	—	—	—
Risk-free interest rate	0.5%	1.1%	1.2%
Expected forfeiture rate	3%	4%	4%
Weighted-average grant-date fair value (C$ per share)	1.83	1.28	1.18
Intrinsic value of options exercised (C$)	5,279	565	884
Cash received from options exercised (C$)	—	—	—

As of November 30, 2016, the Company had C$1,068 of unrecognized compensation cost related to 1,165,000 non-vested stock options expected to be recognized and vest over a period of approximately one year.

Performance share units

The Company has a PSU plan that provides for the issuance of PSUs in amounts as approved by the Company’s Compensation Committee. Each PSU award entitles the participant to receive one common share of the Company at the end of a specified period. The Compensation Committee may adjust the number of common shares for the achievement of certain performance and vesting criteria established at the time of grant. The actual performance against each of these criteria generates a multiplier that varies from 0% to 150%. Thus, the common shares that may be issued vary between 0% and 150% of the number of PSUs granted, as reduced by the amounts for participants no longer with the Company on vesting date.

The value of each PSU granted is estimated at the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the share price volatility of the Company’s stock, as well as comparator group companies and the correlation of returns between the comparator companies and the Company. Expected volatility is based on the historical volatility of the Company’s shares and the comparator group companies shares at the grant date. These estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded share-based compensation expense would have been different from that reported.

A summary of PSU awards outstanding as of November 30, 2016, and activity during the year ended November 30, 2016 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award (C$)	Aggregate intrinsic value (C$)
November 30, 2015	3,182	3.47
Granted	1,242	4.65
Vested	(2,526)	3.18
Performance adjustment	721	3.18
Forfeited	—	—
November 30, 2016	2,619	4.23	16,134

As of November 30, 2016, the Company had C$2,887 of unrecognized compensation cost related to 1,241,900 non-vested PSU awards expected to be recognized and vest over a period of approximately one year.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

The following table summarizes other PSU-related information:

	Years ended November 30,
	2016	2015	2014
Performance multiplier on PSUs vested	140%	137%	85%
Common shares issued (thousands)	1,377	506	330
Total fair value of common shares issued (C$)	6,914	1,610	956

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the Directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the Directors to receive one common share when they retire from the Company. During the year ended November 30, 2016, the Company granted 44,770 DSUs to Directors with a weighted-average grant day fair value of C$6.62 per DSU. The Company did not issue common shares under the DSU plan in 2016, 2015 or 2014. At November 30, 2016, there were 286,847 DSUs outstanding.

NOTE 14 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 320,016,000 were issued and outstanding as of November 30, 2016 and 317,910,000 were issued and outstanding as of November 30, 2015.

Preferred shares

Pursuant to the Company’s Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the Directors. The Directors have the authority to determine the preferences, limitations and relative rights of each series of preferred shares. At November 30, 2016 and 2015, no preferred shares were issued or outstanding.

NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gain (loss) on marketable securities, net	Foreign currency translation adjustments	Total
November 30, 2015	$95	$(17,780)	$(17,685)
Change in other comprehensive income (loss) before reclassifications	477	(1,652)	(1,175)
Reclassifications from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	477	(1,652)	(1,175)
November 30, 2016	$572	$(19,432)	$(18,860)

Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)
	2016	2015	2014
Marketable equity securities adjustments
Impairment of marketable equity securities (1)	$—	$426	$—
Tax benefit (expense)	—	—	—
Net of tax	$—	$426	$—

(1) This accumulated other comprehensive income (loss) component is included in Other income (expense) in the Consolidated Statements of Loss.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company provided management services to Donlin Gold LLC for $nil in 2016 and 2015, and $235 in 2014; office rental and services to GCP for $335 in 2016, $349 in 2015 and $398 in 2014.

As of November 30, 2016, the Company has accounts receivable from GCP of $28 (2015: $28) included in other current assets and a receivable of $3,526 (2015: $3,546) included in other long-term assets. The Company has accounts payable to an affiliate of Electrum Strategic Partners LLC, the Company’s largest shareholder, at November 30, 2016 of $119 (2015: $nil) for reimbursement of director and officer travel expenses included in accounts payable and accrued liabilities.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

Commitments

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2018. Future minimum annual lease payments are $325 in 2017, $18 in 2018 and nil in 2019, totaling $343.

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended November 30,
	2016	2015	2014
Interest received	$878	$639	$643
Interest paid	$—	$435	$870
Income taxes paid	$327	$120	$432

NOTE 19 – UNAUDITED SUPPLEMENTARY DATA

Quarterly data

The following is a summary of selected quarterly financial information (unaudited):

	2016
	Q1	Q2	Q3	Q4
Loss from operations	$(9,530)	$(7,391)	$(6,422)	$(6,804)
Net loss	$(9,977)	$(9,138)	$(7,381)	$(7,350)
Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)

	2015
	Q1	Q2	Q3	Q4
Loss from operations	$(11,286)	$(7,246)	$(6,579)	$(6,585)
Net loss	$(9,299)	$(9,184)	$(6,301)	$(7,168)
Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Significant after-tax items were as follows:

Fourth quarter 2016:	n/a
Third quarter 2016:	n/a
Second quarter 2016:	n/a
First quarter 2016:	n/a

Fourth quarter 2015:	n/a
Third quarter 2015:	n/a
Second quarter 2015:	n/a
First quarter 2015:	Foreign exchange gain $3,463 ($0.01 per share, basic and diluted).

NOVAGOLD RESOURCES INC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2016.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

NOVAGOLD RESOURCES INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” “Information Concerning The Board Of Directors And Executive Officers” and “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters.” is incorporated by reference in this section. Finally, the information in our 2017 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller or persons performing similar functions. This Code of Business Conduct and Ethics is posted on our website (www.novagold.com). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, at the address specified above.

Our Code of Business Conduct and Ethics, and charters for each Committee of our Board are also available on our website. The Code of Business Conduct and Ethics and charters are also available in print to any shareholder who submits a request to: Corporate Secretary, NOVAGOLD RESOURCES INC., 201 South Main Street, Suite 400, Salt Lake City, UT, USA. 84111.

Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information appearing in our 2017 Proxy Statement under the headings. “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion & Analysis”, “Tabular Disclosure of Executive Compensation”, “Non-Executive Director Compensation” and “Compensation Committee Report: is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing in our 2017 Proxy Statement under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

The following table provides information as of November 30, 2016, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (C$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,913,877	4.50	21,888,336
Equity compensation plans not approved by security holders	—	—	—
Total	22,913,877	4.50	21,888,336

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2017 Proxy Statement under the heading “Interest Of Informed Persons In Material Transactions”, “Board of Directors” under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2017 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as at November 30, 2016 and 2015 and for the years ended November 30, 2016, 2015 and 2014.

Schedule B – The Financial Statements of the Galore Creek Partnership as at December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.

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

Amendment to Employment Agreements among the Registrant, NOVAGOLD USA, Inc. and David Deisley dated December 15, 2016, identified in exhibit list below.

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

2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) identified in exhibit list below.

NOVAGOLD Resources Inc. Employee Share Purchase Plan identified in exhibit list below.

NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan identified in exhibit list below.

NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan identified in exhibit list below.

NOVAGOLD RESOURCES INC.

(b) Exhibits

Exhibit No.	Description
3.1	Certificate of Continuance (British Columbia) dated June 10, 2013 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated June 19, 2013)
3.2	Certificate of Discontinuance (Nova Scotia) dated June 10, 2013 (incorporated by reference to Exhibit 99.2 to the Form 6-K dated June 19, 2013)
3.3	Notice of Articles (British Columbia) dated June 10, 2013 (incorporated by reference to Exhibit 99.3 to the Form 6-K dated June 19, 2013)
3.4	Articles of NOVAGOLD RESOURCES INC. dated June 20, 2013 (incorporated by reference to Exhibit 99.4 to the Form 6-K dated June 19, 2013)
10.2	Amendment dated January 13, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.3	Amendment dated February 11, 2009 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 (incorporated by reference to Exhibit 99.2 to the Form 6-K dated February 17, 2009)
10.5	Amendment dated July 28, 2008 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.8	Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.9	Amendment dated November 25, 2007 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.10	Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.11	2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) (incorporated by reference to Appendix A of the Registrant’s definitive proxy statement as filed on April 11, 2014)
10.12	NOVAGOLD Resources Inc. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.13	NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan (as amended) (incorporated by reference to Appendix C of the Registrant’s definitive proxy statement as filed on April 11, 2014)
10.14	NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan (as amended) (incorporated by reference to Appendix E to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on April 11, 2014)
10.15	Employment Agreement between the Registrant and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

NOVAGOLD RESOURCES INC.

10.16	Employment Agreement between the Registrant and David Deisley, dated September 4, 2012. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.17	Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Ottewell, dated September 10, 2012. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.18	Amendment dated July 15, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.19	Amendment dated June 1, 2011 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.20	Employment Agreement between the Registrant’s wholly-owned subsidiary, NOVAGOLD Resources Alaska, Inc., and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.21	Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Deisley, dated September 4, 2012. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.22	Amendment to Employment Agreements among the Registrant, the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Deisley dated December 15, 2016
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Kirk Hanson
23.3	Consent of Greg Kulla
23.4	Consent of Jay Melnyk
23.5	Consent of Gordon Seibel
23.6	Consent of AMEC
23.7	Consent of Clifford Krall
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 16.	Form 10-K Summary

None

NOVAGOLD RESOURCES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGOLD RESOURCES INC.

By:	/s/ Gregory A. Lang
Name:	Gregory A. Lang
Title:	President and Chief Executive Officer

Date: January 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 25, 2017

/s/ David A. Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 25, 2017

/s/ Thomas S. Kaplan	Chairman	January 25, 2017

/s/ Sharon Dowdall	Director	January 25, 2017

/s/ Marc Faber	Director	January 25, 2017

/s/ Gillyeard J. Leathley	Director	January 25, 2017

/s/ Igor Levental	Director	January 25, 2017

/s/ Kalidas V. Madhavpeddi	Director	January 25, 2017

NOVAGOLD RESOURCES INC.

Signature	Title	Date

/s/ Gerald J. McConnell	Director	January 25, 2017

/s/ Clynton R. Nauman	Director	January 25, 2017

/s/ Rick Van Nieuwenhuyse	Director	January 25, 2017

/s/ Anthony P. Walsh	Director	January 25, 2017

Item 15.(a)(2) Schedule A

January 17, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders of Donlin Gold LLC

We have audited the accompanying balance sheets of Donlin Gold LLC (the Company) as of November 30, 2016 and November 30, 2015 and the related statements of loss and comprehensive loss, cash flows and equity for each of the years in the three-year period ended November 30, 2016. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donlin Gold LLC as of November 30, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

signed “PricewaterhouseCoopers LLP”

Chartered Professional Accountants

Vancouver, British Columbia, Canada

DONLIN GOLD LLC

BALANCE SHEETS

(U.S. dollars in thousands)

	At November 30,
	2016	2015

ASSETS
Cash	$3,006	$3,423
Prepaid expenses	73	102
Current assets	3,079	3,525
Property and equipment (note 3)	206	467
Mineral property (note 4)	65,384	65,384
Total assets	$68,669	$69,376

LIABILITIES
Accounts payable and accrued liabilities	$1,261	$1,714
Due to related parties (note 5)	119	158
Current liabilities	1,380	1,872
Reclamation and remediation (note 6)	1,384	1,384
Total liabilities	2,764	3,256

Commitments and contingencies (note 7)

EQUITY
Partners’ contributions	$352,212	$334,788
Accumulated deficit	(286,307)	(268,668)
Total equity	65,905	66,120
Total liabilities and equity	$68,669	$69,376

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years ended November 30,
	2016	2015	2014

Operating expenses:
General and administrative	$4,576	$6,233	$6,904
Camp operations and maintenance	66	1,122	1,461
Community relations	1,893	1,699	1,851
Permitting	5,231	7,072	9,284
Environmental compliance	1,754	1,190	1,216
Feasibility and engineering	1,532	2,438	2,002
Land lease payments	2,326	1,935	4,905
Depreciation	261	342	348
	17,639	22,031	27,971

Loss from operations	(17,639)	(22,031)	(27,971)

Net loss and comprehensive loss	$(17,639)	$(22,031)	$(27,971)

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2016	2015	2014

Operating activities:
Net loss	$(17,639)	$(22,031)	$(27,971)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	261	342	348
Net change in operating assets and liabilities
Prepaid expenses	29	110	(94)
Accounts payable and accrued liabilities	(492)	(288)	(2,262)
Net cash used in operations	(17,841)	(21,867)	(29,979)

Investing activities:
Additions to property and equipment	—	—	(74)
Net cash used in investing activities	—	—	(74)

Financing activities:
Partners’ contributions	17,424	20,914	27,766
Net cash provided from financing activities	17,424	20,914	27,766

(Decrease) in cash during the period	(417)	(953)	(2,287)
Cash at beginning of period	3,423	4,376	6,663
Cash at end of period	$3,006	$3,423	$4,376

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF EQUITY

(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity

Balance at December 1, 2013	$143,054	$143,054	$(218,666)	$67,442
Partners’ cash contribution	13,883	13,883	—	27,766
Net loss	—	—	(27,971)	(27,971)
Balance at November 30, 2014	$156,937	$156,937	$(246,637)	$67,237
Partners’ cash contribution	10,457	10,457	—	20,914
Net loss	—	—	(22,031)	(22,031)
Balance at November 30, 2015	$167,394	$167,394	$(268,668)	$66,120
Partners’ cash contribution	8,712	8,712	—	17,424
Net loss	—	—	(17,639)	(17,639)
Balance at November 30, 2016	$176,106	$176,106	$(286,307)	$65,905

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 – NATURE OF OPERATIONS AND ECONOMIC DEPENDENCE

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

During the year ended November 30, 2016, the Company continued to advance permitting of the Donlin Gold Project. The Company’s Board of Directors approved of the Project's Updated Feasibility Study in July 2012 and the Company subsequently submitted a Plan of Operations and the Wetlands Permit Application under Section 404 of the U.S. Clean Water Act (CWA) to the U.S. Army Corps of Engineers (the “Corps”), formally initiating the permitting process. This permit application triggered the start of the process of preparing an Environmental Impact Statement (EIS) under the National Environmental Policy Act (NEPA). The Corps, which is the lead agency for the NEPA process, filed the Notice of Availability of the draft EIS in the Federal Register in November 2015. Subsequent to the filing of the draft EIS, the Corps issued a schedule for public meetings on the Donlin Gold draft EIS in the Y-K region and Anchorage on the Donlin Gold EIS. The Corps conducted and at the end of May 2016 completed a six-month public comment period for the draft EIS, including 17 public comment meetings in communities across the Yukon-Kuskokwim region and in Anchorage. The Corps is reviewing the comments on the draft EIS and will respond to all comments in a final EIS which the Corps’ current schedule anticipates will be published in 2018.

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

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

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

Income taxes

The Company is not a taxable entity for income tax purposes. Accordingly, no recognition is given to income taxes for financial reporting purposes. Tax on the net income (loss) of the Company is borne by the owners through the allocation of taxable income (loss). Net income for financial statement purposes may differ significantly from taxable income for the owners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the shareholders agreement.

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or assets group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or assets. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral reserves, foreign exchange rates, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect management’s estimates.

Cash and cash equivalents

Cash and cash equivalents consists of cash and highly liquid investments with original maturities of three months or less which are considered to be cash equivalents. The fair value of the Company’s financial assets, which includes cash, approximates their carrying values at November 30, 2016 due to their short-term nature.

Trade payables

The fair value of the Company’s financial liabilities, such as accounts payable and accrued liabilities approximates their carrying values at November 30, 2016 due to their short-term nature.

Due to related parties

The amounts due to Barrick are non-interest bearing, unsecured and without specified terms of repayment.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

Recently issued accounting pronouncements

Classification of Certain Cash Receipts and Cash Payments

In August 2016, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	At November 30,
	2016	2015
Plant and equipment	$2,372	$2,372
Accumulated depreciation	(2,166)	(1,905)
	$206	$467

NOTE 4 – MINERAL PROPERTY

	At November 30,
	2016	2015
Acquisition cost	$64,000	$64,000
Asset retirement cost	1,384	1,384
	$65,384	$65,384

The Donlin Gold Project is located in the Kuskokwim region of southwestern Alaska on private, Alaska Native-owned mineral and surface land and Alaska state mining claims. The property is under lease for subsurface mineral rights from Calista Corporation and surface land rights from The Kuskokwim Corporation, two Alaska Native corporations. The mineral property was jointly owned by Barrick and NOVAGOLD through an unincorporated joint venture prior to the formation of the Company. Upon formation of the Company the mineral property contributed was recorded based on the predecessor accounting values of Barrick and NOVAGOLD. As such, mineral property includes the historic acquisition cost as the partners’ initial contribution to the Company.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company received management services from Barrick for $1,978 in 2016, $2,355 in 2015, and $2,618 in 2014. The Company received management services from NOVAGOLD for $235 in 2014. The charges are included in General and administrative expense.

The Company has accounts payable to Barrick at November 30, 2016 of $119 (2015: $158) for reimbursement of management services.

NOTE 6 – RECLAMATION AND REMEDIATION

Although the ultimate amount of the reclamation costs to be incurred cannot be predicted with certainty, the total undiscounted amount of estimated cash flows required to settle the Company’s estimated obligations for work undertaken at the site to date is $1,384. The amount has not been discounted due to the uncertainty of the timing of the reclamation activities due to the project’s current permitting activities. Significant reclamation and closure activities include rehabilitation and decommissioning of the camp and drill sites.

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

Obligations under operating leases

The Company leases certain assets, such as mineral property, land, office facilities and equipment, under operating leases. Mineral property and land leases coincide with the currently projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Office facilities and equipment leases expire at various dates through 2020. Future minimum annual lease payments are $1,877 in 2017, $1,578 in 2018, $1,578 in 2019 and $1,578 in 2020 totaling $6,611.

Item 15.(a)(2) Schedule B

January 20, 2017

Independent Auditor’s Report

To the Partners of the Galore Creek Partnership

We have audited the accompanying financial statements of the Galore Creek Partnership (the Partnership), which comprise the balance sheets as at December 31, 2016 and December 31, 2015 and the statements of loss and comprehensive loss, changes in partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2016, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

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

An audit involves performing procedures to obtain audit evidence, on a test basis, about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting principles and policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion on the financial statements.

Opinion

In our opinion, the financial statements present fairly, in all material respects, the financial position of Galore Creek Partnership as at December 31, 2016 and December 31, 2015 and its financial performance and its cash flows for each of the years in the three-year period ended December 31, 2014 in accordance with International Financial Reporting Standards, as issued by the IASB.

signed “PricewaterhouseCoopers LLP”

Chartered Professional Accountants

Vancouver, British Columbia, Canada

B-1

Galore Creek Partnership

A Partnership between NovaGold Canada Inc. and Teck Resources Ltd.

Financial Statements

December 31, 2016

(Expressed in thousands of Canadian dollars)

Galore Creek Partnership
Balance Sheets
December 31,

(in thousands of Canadian dollars)

	2016 $	2015 $
Assets
Current assets
Cash and cash equivalents	393	1,330
Deposits and prepaid expenses	–	20
Due from Partner (Note 10)	43	17
GST recoverable	4	17
	440	1,384

Mineral property, plant and equipment (Note 6)	706,250	705,664

Reclamation bonds (Note 7)	4,522	4,522

	711,212	711,570

Liabilities
Current liabilities
Accounts payable and accrued liabilities	83	283
Due to Partners (Note 10)	484	1,142

	567	1,425

Due to NovaGold Canada Inc. (Note 7)	4,453	4,453

Decommissioning and restoration provision (Note 7)	15,048	14,675

	20,068	20,553

Equity
Partners’ contributions	850,164	847,454
Partners’ deficit	(159,020)	(156,437)

	691,144	691,017

	711,212	711,570

Commitments and contingencies (Note 9)

Approved on Behalf of the Management Committee

(See accompanying notes to financial statements)

B-3

Galore Creek Partnership
Statements of Loss and Comprehensive Loss
For the Year Ended December 31, 2016

(in thousands of Canadian dollars)

	2016 $	2015 $	2014 $

Other Income
Gain on sale of equipment	–	1,588	–
Interest income	–	2	4
	–	1,590	4

Expenses and other items
Professional fees	29	59	38
Care and maintenance costs (Note 8)	2,554	2,388	2,688
	2,583	2,447	2,726
Loss and Comprehensive Loss for the year	(2,583)	(857)	(2,722)

(See accompanying notes to financial statements)

Galore Creek Partnership
Statements of Changes in Partners’ Equity
For the Year Ended December 31, 2016

(in thousands of Canadian dollars)

	NovaGold Contributions $	Teck Contributions $	Deficit $	Total $

Balance as at December 31, 2013	431,649	410,969	(152,858)	689,760

Net loss for the year	-	-	(2,722)	(2,722)
Contributions	2,000	2,000	-	4,000

Balance as at December 31, 2014	433,649	412,969	(155,580)	691,038

Net loss for the year	–	-	(857)	(857)
Contributions	418	418	–	836

Balance as at December 31, 2015	434,067	413,387	(156,437)	691,017
Net loss for the year	–	–	(2,583)	(2,583)
Contributions	1,355	1,355	–	2,710
Balance as at December 31, 2016	435,422	414,742	(159,020)	691,144

(See accompanying notes to the Financial Statements)

Galore Creek Partnership
Statements of Cash Flows
For the Year Ended December 31, 2016

(in thousands of Canadian dollars)

	2016 $	2015 $	2014 $

Cash flows provided by operating activities
Loss for the year	(2,583)	(857)	(2,722)

Items not affecting cash
Gain on sale of equipment	–	(1,588)	-

Net change in non-cash working capital
(Increase) decrease in GST recoverable	13	(17)	15
(Increase) decrease in deposits and prepaid amounts	20	3	(7)
Increase (decrease) in accounts payable, accrued liabilities, and due to/from Partners	(884)	952	(1,190)
	(3,434)	(1,507)	(3,904)

Cash flows provided by financing activities
Contributions from Teck Resources Ltd.	1,355	418	2,000
Contributions from NovaGold Canada Inc.	1,355	418	2,000
	2,710	836	4,000

Cash flows provided by investing activities
Additions to mineral property, plant and equipment	(213)	(315)	(518)
Reclamation bonds	–	19	–
Proceeds on sale of equipment	–	1,588	–
	(213)	1,292	(518)

Net cash increase (decrease) for the year	(937)	621	(422)

Cash and cash equivalents at beginning of year	1,330	709	1,131

Cash and cash equivalents at end of year	393	1,330	709

(See accompanying notes to financial statements)

Galore Creek Partnership
Notes to Financial Statements
December 31, 2016

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

The Partnership’s registered office is at 595 Burrard Street, Vancouver, British Columbia, Canada.

Upon formation of the Partnership, NovaGold contributed the Galore Creek project and Teck committed to contribute cash. Teck completed its cash earn-in obligation in 2011. NovaGold and Teck (collectively the “Partners”) are currently equally responsible for funding the Partnership.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Partnership will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Currently, the Partnership is economically dependent upon its Partners, NovaGold and Teck, for financial support and the Partnership has commitments from its partners that it will receive support for the next 12 months. The future recoverability of the Partnership’s mineral property, plant and equipment is dependent upon: the ability of the Partnership to obtain continued support from its Partners or to obtain financing necessary to complete the development of its property, the existence of economically recoverable reserves, the securing and maintaining of title and beneficial interest in the properties, and the future profitable production or proceeds from disposition of the mineral properties.

2	Basis of Preparation

These annual financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”).

These financial statements were prepared by management and approved by the Partnership Management Committee on January 20, 2017.

These annual financial statements include the results of the Partnership and its wholly owned subsidiary, Galore Creek Mining Corporation.

Galore Creek Partnership
Notes to Financial Statements
December 31, 2016

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

Leases

On January 14, 2016, the IASB issued IFRS 16, Leases.  This new standard replaces the existing leasing guidance in IAS 17, Leases.  The objective of the new standard is to report all leases on the balance sheet and to define how leases and lease liabilities are measured.  IFRS 16 is effective January 1, 2019 with early application permitted for companies that also apply IFRS 15.  The Partnership is currently assessing the impact of IFRS 16 on its financial statements.

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

Galore Creek Partnership
Notes to Financial Statements
December 31, 2016

(in Canadian dollars)

4	Summary of Significant Accounting Policies (cont’d)

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

Galore Creek Partnership
Notes to Financial Statements
December 31, 2016

(in Canadian dollars)

4	Summary of Significant Accounting Policies (cont’d)

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks and highly liquid short-term interest-bearing investments with maturities of 90 days or less from the original date of acquisition. Cash and cash equivalents are classified as loans and receivables.

Due from / (to) Partners

The amounts due from / (to) Partners are non-interest bearing, unsecured and without specified terms of repayment. Due from / (to) Partners balances are classified as loans and receivables.

Trade receivables and payables

Trade receivables and payables are classified as loans and receivables. Loans and receivables are initially recorded at fair value with subsequent measurement at amortized cost.

Galore Creek Partnership
Notes to Financial Statements
December 31, 2016

(in Canadian dollars)

5	Summary of Significant Accounting Policies (cont’d)

Reclamation bonds

The Partnership’s held-to-maturity reclamation deposits are carried at cost and bear fixed interest rates.

Due to NovaGold Canada Inc.

The amount due to NovaGold Canada Inc. is a non-interest bearing payable and is recorded at amortized cost.

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

6	Critical Accounting Estimates and Judgments

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

Galore Creek Partnership
Notes to Financial Statements
December 31, 2016

(in Canadian dollars)

7	Mineral property, plant and equipment

(in thousands of Canadian dollars)

Cost	Exploration and Evaluation $	Mobile Construction Equipment $	Total $

At December 31, 2014	705,257	38,982	744,239
Additions	407	–	407
Sale of Mobile Equipment	–	(6,210)	(6,210)
At December 31, 2015	705,664	32,772	738,436
Additions	586	–	586
At December 31, 2016	706,250	32,772	739,022

Accumulated Depreciation
At December 31, 2014	-	(38,982)	(38,982)
Sale of Mobile Equipment	-	6,210	6,210
At December 31, 2015	-	(32,772)	(32,772)
At December 31, 2016	-	(32,772)	(32,772)

Net Book Value
At December 31, 2014	705,257	–	705,257
At December 31, 2015	705,664	–	705,664
At December 31, 2016	706,250	–	706,250

8	Decommissioning and Restoration Provision

a)	Reclamation provision

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

Galore Creek Partnership
Notes to Financial Statements
December 31, 2016

(in Canadian dollars)

8	Decommissioning and Restoration Provision (cont’d)

(in thousands of Canadian dollars)

	2016 $	2015 $
Opening balance	14,675	14,675
Change in estimate	373	–
Accretion	–	–
Closing Reclamation Obligation	15,048	14,675

b)	Reclamation bonds

Each of the Partners has provided collateral for their 50% share of reclamation bonds and letters of credit covering the required permits.

At December 31, 2016 NovaGold funded $4.5 million of its share in respect of the BC Ministry of Forests and Range Special Use Permit (“Forestry Act Permit”), through the Partnership. The $4.5 million loan related to the funding of these reclamation bonds will be repaid to NovaGold once the reclamation bond in respect of the Forestry Act Permit is released back to the Partnership.

9	Expenses by Nature

(in thousands of Canadian dollars)

	2016 $	2015 $	2014 $
Community and stakeholder engagement	320	314	333
Environmental maintenance	495	723	755
Fuel and energy	6	15	(18)
Insurance and property tax	79	87	108
Maintenance and repair supplies	587	119	119
Office rent and support	330	210	297
Other camp costs	12	13	16
Salaries and employee benefits	485	741	1,064
Transportation	240	166	14
Total care and maintenance costs	2,554	2,388	2,688

Galore Creek Partnership
Notes to Financial Statements
December 31, 2016

(in Canadian dollars)

10	Commitments and contingencies

a)	Operating lease commitments

The Partnership is party to certain operating leases. These operating leases include the Partnership’s leased office location and certain office equipment. The future minimum lease payments as at December 31, 2016 are as follows:

(in thousands of Canadian dollars)

$
2017	39
Thereafter	-

b)	The Partnership has a royalty agreement entitling the counterparty to a maximum annual net smelter royalty of between 0.5% to 1.0%. The royalty is subject to positive future operating mine cash flow and is contingent upon reaching certain agreed financial targets.

11	Related party transactions

a)	Management services

During the period ended December 31, 2016, NovaGold and Teck provided the Partnership with management services totaling $459,601 (2015 - $419,233; 2014 - $416,293) and $449,940 (2015 - $564,344; 2014 - $568,920), respectively.

b)	Due to Partners

As at December 31, 2016 the Partnership owed $35,703 (2015 - $35,249) to NovaGold and $448,779 (2015 - $1,107,051) to Teck for management services and expenses paid on the Partnership’s behalf.

In addition, the Partnership was owed $43,062 (2015 - $17,294) by Teck subsidiaries for management services provided to other Teck projects by staff of the Partnership.

The Partnership owed $4.5 million (2015 - $4.5 million) to NovaGold in respect of its funding of reclamation bonds held in the Partnership.

12	Financial instruments

Financial assets are comprised of cash and cash equivalents and reclamation bonds. Cash and cash equivalents and reclamation bonds are held with Canadian chartered banks.

Financial liabilities are comprised of accounts payable and accrued liabilities, due to partners and due to NovaGold Canada Inc. All financial liabilities are due within 30 days, except the payable to NovaGold.

The Partnership is not subject to material market risk on any of its financial instruments.

The fair value of the Partnership’s accounts receivable, accounts payable and amounts due from / (to) partners approximate their carrying values at December 31, 2016 due to their short-term nature. Reclamation deposits are interest bearing deposits are held in interest bearing accounts and approximate fair value. These deposits effectively secure the amount due to NovaGold Canada Inc.

