Form 10-Q
period 2017-02-28
NOVAGOLD RESOURCES INC
filed 2017-04-03
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2017

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from      to

Commission File Number: 001-31913

NOVAGOLD RESOURCES INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 South Main Street, Suite 400 Salt Lake City, Utah, USA	84111
(Address of Principal Executive Offices)	(Zip Code)

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

As of March 27, 2017, the Company had 321,660,878 Common Shares, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, US dollars in thousands)

	At February 28, 2017	At November 30, 2016
ASSETS
Cash and cash equivalents	$18,239	$30,274
Term deposits	80,000	75,000
Other assets	1,912	2,064
Current assets	100,151	107,338
Investment in Donlin Gold (note 4)	1,279	951
Investment in Galore Creek (note 5)	244,174	241,404
Mineral property	43,841	43,359
Deferred income taxes	9,502	9,397
Other assets	6,332	5,812
Total assets	$405,279	$408,261

LIABILITIES
Accounts payable and accrued liabilities	$1,292	$2,837
Other liabilities	214	214
Current liabilities	1,506	3,051
Promissory note (note 6)	86,025	84,812
Deferred income taxes	20,360	20,135
Total liabilities	107,891	107,998

Commitments and contingencies (note 12)

EQUITY
Common shares	1,947,105	1,942,451
Contributed surplus	81,648	82,573
Accumulated deficit	(1,716,044)	(1,705,901)
Accumulated other comprehensive loss	(15,321)	(18,860)
Total equity	297,388	300,263
Total liabilities and equity	$405,279	$408,261

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on April 3, 2017. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS
AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended
	February 28, 2017	February 29, 2016

Operating expenses:
Equity loss – Donlin Gold (note 4)	$2,082	$2,003
Equity loss – Galore Creek (note 5)	150	194
General and administrative (note 8)	6,731	7,333
	8,963	9,530

Loss from operations	(8,963)	(9,530)
Other income (expense) (note 10)	(1,127)	(385)
Loss before income taxes	(10,090)	(9,915)
Income tax expense	(53)	(62)
Net loss	$(10,143)	$(9,977)

Other comprehensive income (loss):
Unrealized gain on marketable securities, net of $33 and $3 tax expense, respectively	214	36
Foreign currency translation adjustments	3,325	(4,022)
Other comprehensive income (loss)	3,539	(3,986)

Comprehensive loss	$(6,604)	$(13,963)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted (thousands)	321,428	319,343

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended
	February 28, 2017	February 29, 2016
Operating activities:
Net loss	$(10,143)	$(9,977)
Adjustments:
Equity losses of affiliates	2,232	2,197
Share-based compensation	3,925	4,708
Interest on promissory note	1,213	1,091
Foreign exchange (gain) loss	161	(525)
Other	(28)	217
Withholding tax paid on share-based compensation	(196)	(4,275)
Changes in operating assets and liabilities:
Other assets	(27)	634
Accounts payable and accrued liabilities	(1,554)	(1,806)
Net cash used in operating activities	(4,417)	(7,736)

Investing activities:
Proceeds from term deposits	40,000	40,000
Purchases of term deposits	(45,000)	(35,000)
Funding of affiliates	(2,640)	(2,063)
Other	(28)	—
Net cash used in investing activities	(7,668)	2,937

Effect of exchange rate changes on cash	50	6
Decrease in cash and cash equivalents	(12,035)	(4,793)
Cash and cash equivalents at beginning of period	30,274	41,731
Cash and cash equivalents at end of period	$18,239	$36,938

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income	equity

November 30, 2015	317,910	$1,938,262	$80,774	$(1,672,055)	$(17,685)	$329,296
Net loss	—	—	—	(33,846)	—	(33,846)
Other comprehensive loss	—	—	—	—	(1,175)	(1,175)
Share-based compensation and related share issuances	2,106	4,189	1,799	—	—	5,988
November 30, 2016	320,016	$1,942,451	$82,573	$(1,705,901)	$(18,860)	$300,263
Net loss	—	—	—	(10,143)	—	(10,143)
Other comprehensive income	—	—	—	—	3,539	3,539
Share-based compensation and related share issuances	1,637	4,654	(925)	—	—	3,729
February 28, 2017	321,653	$1,947,105	$81,648	$(1,716,044)	$(15,321)	$297,388

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold and copper mineral properties. The Company has no realized revenue from its planned principal business purpose. The Company’s principal assets include a 50% interest in the Donlin Gold project in Alaska, U.S.A. and a 50% interest in the Galore Creek project in British Columbia, Canada. The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”). The Galore Creek project is owned by the Galore Creek Partnership, a partnership in which a wholly-owned subsidiary of NOVAGOLD, and Teck Resources Limited (“Teck”) each own a 50% interest.

The Condensed Consolidated Interim Financial Statements of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2016. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

The functional currency for the Company’s Canadian operations is the Canadian dollar and the functional currency for the Company’s U.S. operations is the U.S. dollar. References to “$” refer to United States currency and “C$” to Canadian currency. Dollar amounts are in thousands, except for per share amounts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently issued accounting pronouncements

Restricted Cash

In November 2016, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued to require the statement of cash flows to explain the change during the period of the total of cash, cash equivalents and restricted cash. Entities will also be required to reconcile such total to amounts on the balance sheet and discuss the nature of the restrictions. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

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

Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Three months ended
	February 28, 2017	February 29, 2016
Balance – beginning of period	$951	$1,058
Share of losses
Mineral property expenditures	(2,059)	(1,964)
Depreciation	(23)	(39)
	(2,082)	(2,003)
Funding	2,410	1,848
Balance – end of period	$1,279	$903

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

	At February 28, 2017	At November 30, 2016
Current assets: Cash, prepaid expenses and other receivables	$2,255	$1,540
Non-current assets: Property and equipment	80	101
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,056)	(690)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,279	$32,951

NOTE 5 – INVESTMENT IN GALORE CREEK

The Galore Creek project is owned by the Galore Creek Partnership (GCP), a partnership in which Teck and a wholly owned subsidiary of NOVAGOLD each own a 50% interest. GCP has a management committee comprised of four representatives, with two representatives selected by Teck and two representatives appointed by the Company. All significant decisions related to GCP require the approval of at least a majority of the GCP management committee representatives.

GCP prepares its financial statements under International Financial Reporting Standards, as issued by the IASB, and presents its financial statements in Canadian dollars. In accounting for its investment in GCP, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.

Changes in the Company’s investment in GCP are summarized as follows:

	Three months ended
	February 28, 2017	February 29, 2016
Balance – beginning of period	$241,404	$242,906
Share of losses
Mineral property expenditures	(11)	(59)
Care and maintenance expense	(139)	(135)
	(150)	(194)
Funding	230	215
Foreign currency translation	2,690	(3,195)
Balance – end of period	$244,174	$239,732

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

	At February 28, 2017	At November 30, 2016
Current assets: Cash, prepaid expenses and other receivables	$238	$170
Non-current assets: Mineral property	219,857	217,295
Current liabilities: Accounts payable and accrued liabilities	(100)	(112)
Non-current liabilities: Reclamation obligation	(7,341)	(7,260)
Net assets	$212,654	$210,093

NOTE 6 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $34,449 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,371 at February 28, 2017 ($1,117 at November 30, 2016), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended
	February 28, 2017	February 29, 2016
Salaries	$1,719	$1,692
Share-based compensation	3,925	4,708
Office expense	545	504
Professional fees	303	126
Corporate communications and regulatory	229	294
Depreciation	10	9
	$6,731	$7,333

NOTE 9 – SHARE-BASED COMPENSATION

	Three months ended
	February 28, 2017	February 29, 2016
Stock options	$2,758	$3,668
Performance share unit plan	1,110	989
Deferred share unit plan	57	51
	$3,925	$4,708

In the first three months of 2017, the Company granted to employees and directors a total of 2,923,300 share options with an exercise price of $4.58 per share and a fair value of $1.60 per share, and 621,600 share options with an exercise price of C$6.16 per share and a fair value of C$2.10 per share. The value of each option award was estimated at the date of grant using Black-Scholes option pricing models. Assumptions used in the models included an expected life of three years, expected volatility of 50%, no expected dividends and option exercise prices equal to the price of the Company’s shares at the grant date. The risk-free interest rates assumed were 1.35% for options priced in U.S. dollars and 0.57% for options priced in Canadian dollars. The expected forfeiture rate assumed was 2.5%.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

In the first three months of 2016, the Company granted 4,586,700 share options with an exercise price of C$5.02 per share and a fair value of C$1.83 per share to employees and directors. Assumptions used in the model included an expected life of three years, expected volatility of 54%, no expected dividends and option exercise prices equal to the price of the Company’s shares at the grant date. The risk-free interest rate assumed was 0.5%. The expected forfeiture rate assumed was 3.0%.

In the first three months of 2017, the Company granted to employees, 940,500 performance share units (PSUs) with a fair value of C$6.58 per unit. In the first three months of 2016, 1,241,900 PSUs with a fair value of C$4.65 per unit were granted to employees. The value of each PSU granted is estimated at the grant date using a Monte Carlo simulation model.

PSU grants made to employees on December 1, 2014 vested and were paid out on December 1, 2016 in common shares of the Company at 113% of the PSU grant amount. The Company elected to issue the full 1,449,506 shares to executives and elected to issue the net amount of 63,961 shares and remit PSU withholding taxes of $196,000 in cash for other employees.

PSU grants made to employees on January 4, 2014 vested and were paid out on December 1, 2015 in common shares of the Company at 140% of the PSU grant amount. The Company elected to issue the net amount of 1,377,364 shares to holders and remit PSU withholding taxes of $4,275,000 in cash.

NOTE 10 – OTHER INCOME (EXPENSE)

	Three months ended
	February 28, 2017	February 29, 2016
Interest income	$247	$181
Interest expense	(1,213)	(1,091)
Foreign exchange gain (loss)	(161)	525
	$(1,127)	$(385)

NOTE 11 – RELATED PARTY TRANSACTIONS

In the first three months of 2017, the Company provided office rental and services to GCP for $85 ($80 in the first three months of 2016).

As of February 28, 2017, the Company has accounts receivable from GCP of $28 (November 30, 2016: $28) included in other current assets and a receivable of $3,565 (November 30, 2016: $3,526) from GCP included in other long-term assets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2018. Future minimum annual lease payments are $232 in the remainder of 2017, $49 in 2018, $38 in 2019 and $7 in 2020, totaling $326.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month periods ended February 28, 2017 and February 29, 2016. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2016, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic, and legal objectives; obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and obtaining financing to fund these milestones.

Our goals for 2017 include:

•	Advance the Donlin Gold project toward a construction/production decision.

•	Advance Galore Creek mine planning and project design.

•	Maintain a healthy balance sheet.

•	Maintain an effective corporate social responsibility program.

•	Evaluate opportunities to monetize the value of Galore Creek.

First quarter highlights

Advancement of the Donlin Gold project

Permitting activities continued at Donlin Gold in the first quarter of 2017 and were focused on advancing major permits and approvals with state and federal agencies as well as providing the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold Environmental Impact Statement (EIS), with requested input and information. The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold. This document is comprised of four main sections which:

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

The Corps filed the draft EIS in November 2015. Following the filing of the draft EIS, the Corps held 17 public comment meetings in communities across the Yukon-Kuskokwim (Y-K) region and in Anchorage. The six-month public comment period for the draft EIS was completed on May 31, 2016. The public comment meetings gave the Corps an opportunity to present an overview of the draft EIS, which evaluates the potential environmental, social, and economic impacts of the proposed project together with alternatives. The meetings also served as an excellent platform for stakeholders to ask questions and provide comments on the draft EIS. The Corps received comments from federal and state agencies, and from local and tribal governments, Alaska Native organizations, businesses, special interest groups/non-governmental organizations, and individuals. Working sessions were held with the cooperating agencies to review and discuss four key topics raised during the draft EIS comment period including: water resources and management, tailings management and spill risks, mercury fate and transport, and barging operations. The Corps is reviewing the comments on the draft EIS and, based on the Corps’ current schedule, will respond to all comments in a final EIS which is anticipated to be published in early 2018. The final EIS is required before the Corps can issue a record of decision on Donlin Gold’s Clean Water Act Section 404 (wetland) and Section 10 (rivers and harbors) permit application. All Donlin Gold EIS documents, including the Corps’ time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.

In the first quarter, Donlin Gold responded to more than 100 Requests for Additional Information that will assist the Corps as they complete responses to comments received on the draft EIS, refine the alternatives to be considered and identify potential mitigation measures for the final EIS. To support development of the final EIS, the Corps facilitated interagency workshops in December 2016 to discuss and address draft EIS comments in water management, tailings management and spill risks, mercury fate and transport, and barging operations.

In addition to actively participating in the NEPA process, Donlin Gold continues to advance other major permits and approvals, including:

•	submission of an updated preliminary jurisdictional determination (PJD), which incorporated field work completed during 2016, to the Corps and receiving notice from the Corps that the PJD has been accepted for use in preparing the final EIS and in support of the Section 404 permit application

•	continuing to work with Calista and other parties in developing a compensatory mitigation plan for wetland impacts associated with the project;

•	progressing toward issuance of major State of Alaska permits (e.g., air quality permit to construct, integrated waste management plan, reclamation and closure plan, and water discharge permit) drafts of which the State anticipates issuing for public comment in 2017;

•	having a docket opened by the Pipeline and Hazardous Materials Safety Administration for Donlin Gold’s special permit to construct the natural gas pipeline; and

•	continuing to work with state and federal agencies to advance issuance of all other required permits, including dam safety approvals, water use permits and authorizations, fish habitat permits, and land and shoreline lease and right-of-way approvals.

An extensive list of additional federal and state government permits and approvals must be obtained before construction can begin on the Donlin Gold project. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that was not part of the Donlin Gold feasibility study and completion of this engineering will require a significant investment of funds, time, and other resources by Donlin Gold and its contractors. Also, the Donlin Gold board must approve a construction program and budget before proceeding with the development of the Donlin Gold project. The timing of the required engineering work and the Donlin Gold board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, among other factors, will affect the decision and timing to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.

Donlin Gold remains actively engaged in extensive outreach efforts with local stakeholders, providing sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing its workforce development strategy.

As the Donlin Gold EIS and permitting processes progress, the owners (Barrick Gold Corporation and NOVAGOLD) continue to study ways to further enhance the project’s value and minimize initial capital through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for financing of some capital intensive infrastructure. To date, these additional studies have identified opportunities that have the potential to benefit the project when the owners decide to update the feasibility study, which was completed in 2011, and to initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. The owners will take all of this work into account before reaching a construction decision.

Our share of funding for Donlin Gold in the first quarter of 2017 was $2.4 million for permitting, community engagement and development efforts. Our 50% share of the 2017 work program is expected to be approximately $10 million. The 2017 work program and budget includes funds required to continue to advance the permitting process and to provide input into the EIS process, through issuance of the final EIS. In addition, Donlin Gold will continue to maintain its engagement with communities in the Y-K region. Funding requirements for our share of additional joint Donlin Gold studies with Barrick, if any, will be determined later in 2017.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek project

In the first quarter of 2017, the Galore Creek Partnership continued to advance technical studies to optimize the project design. We expect this effort to further improve the value and marketability of the Galore Creek project. We continue to be open to monetizing, in whole or in part, our 50% share of the Galore Creek project to strengthen our balance sheet and to contribute toward the development of the Donlin Gold project.

Our share of cash funding for Galore Creek was $0.2 million in the first quarter of 2017, primarily for technical studies, care and maintenance, and supporting community initiatives. In 2017, our 50% share of the work program is expected to be approximately $2 million to continue to advance technical studies, support community initiatives and provide site care and maintenance.

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

Outlook

We do not currently generate operating cash flows. At February 28, 2017, we had cash and cash equivalents of $18.2 million and term deposits of $80.0 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting of the Donlin Gold project. Additional capital will be necessary if permits are received for the Donlin Gold project and a decision to commence engineering and construction is reached. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2016, as filed with the SEC and the Canadian Securities Regulators on January 25, 2017.

For the full year, we expect to spend approximately $23 million, including $11 million for general and administrative costs, $10 million to fund our share of expenditures at the Donlin Gold project and $2 million at the Galore Creek project.

Summary of Consolidated Financial Performance

	Three months ended
($ thousands, except per share)	February 28, 2017	February 29, 2016
Loss from operations	$(8,963)	$(9,530)
Net loss	$(10,143)	$(9,977)
Net loss per common share
Basic and diluted	$(0.03)	$(0.03)

Results of Operations

First quarter 2017 compared to 2016

Loss from operations decreased from $9.5 million in 2016 to $9.0 million in 2017 due to lower general and administrative expense. General and administrative expense decreased by $0.6 million, primarily due to lower share-based compensation costs for stock options compared to the prior year. The current year grant to the Company’s Directors is scheduled to vest over a two-year period. The prior year grant fully vested on the grant date.

Net loss increased from $10.0 million ($0.03 per share) in 2016 to $10.1 million ($0.03 per share). Lower operating costs in the current period were offset by a $0.7 million net change in foreign exchange gains and losses.

Liquidity, Capital Resources and Capital Requirements

	Three months ended
($ thousands)	February 28, 2017	February 29, 2016
Cash used in operating activities	$(4,417)	$(7,736)
Cash provided from (used in) investing activities	$(7,668)	$2,937
Cash used in financing activities	$—	$—

($ thousands)	At February 28, 2017	At November 30, 2016	Change
Cash and cash equivalents	$18,239	$30,274	$(12,035)
Term deposits	$80,000	$75,000	$5,000

In the first quarter of 2017, cash, cash equivalents and term deposits decreased by $7.0 million. The decrease was primarily related to a $4.4 million used in operating activities for administrative costs and working capital changes, $2.4 million to fund Donlin Gold and $0.2 million to fund Galore Creek. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

First quarter 2017 compared to 2016

Cash used in operating activities decreased by $3.3 million, primarily due to lower withholding taxes paid on performance share units vested. The Company elected to deliver full shares to executives in the first quarter of 2017 to reduce the use of cash. Cash used to fund affiliates increased by $0.6 million due to the timing of funding requirements at Donlin Gold. An additional $5.0 million was invested in term deposits in the first quarter of 2017. No cash was used in financing activities in the first quarter of 2017 or 2016.

Outstanding share data

As of March 27, 2017, we had 321,660,878 common shares issued and outstanding. Also as of March 27, 2017, the Company had: i) a total of 21,345,401 stock options outstanding; 18,428,801 of those stock options with a weighted-average exercise price of C$4.07 and the remaining 2,916,600 with a weighted-average exercise price of $4.58; and ii) 2,180,000 performance share units and 309,710 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 24,925,111 common shares.

Accounting Developments

For a discussion of Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Interim Financial Statements.

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

We have not hedged our exposure to currency fluctuations. At February 28, 2017, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at February 28, 2017, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.8 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at February 28, 2017, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.9 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2017. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2016, as filed with the SEC on January 25, 2017. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2016, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: April 3, 2017	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

