Form 10-Q
period 2017-05-31
NOVAGOLD RESOURCES INC
filed 2017-06-27
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2017

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

Large accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller	Smaller reporting company ☐
Accelerated filer ☐	reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 20, 2017, the Company had 321,665,402 Common Shares, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, US dollars in thousands)

	At May 31, 2017	At November 30, 2016
ASSETS
Cash and cash equivalents	$21,623	$30,274
Term deposits	71,900	75,000
Other assets	1,424	2,064
Current assets	94,947	107,338
Investment in Donlin Gold (note 4)	1,300	951
Investment in Galore Creek (note 5)	240,531	241,404
Mineral property	43,131	43,359
Deferred income taxes	9,347	9,397
Other assets	6,148	5,812
Total assets	$395,404	$408,261

LIABILITIES
Accounts payable and accrued liabilities	$1,818	$2,837
Other liabilities	214	214
Current liabilities	2,032	3,051
Promissory note (note 6)	87,332	84,812
Deferred income taxes	20,029	20,135
Total liabilities	109,393	107,998

Commitments and contingencies (note 12)

EQUITY
Common shares	1,947,392	1,942,451
Contributed surplus	83,409	82,573
Accumulated deficit	(1,724,506)	(1,705,901)
Accumulated other comprehensive loss	(20,284)	(18,860)
Total equity	286,011	300,263
Total liabilities and equity	$395,404	$408,261

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 26, 2017. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Operating expenses:
Equity loss – Donlin Gold (note 4)	$2,547	$2,502	$4,629	$4,505
Equity loss – Galore Creek (note 5)	225	320	375	514
General and administrative (note 8)	4,786	4,569	11,517	11,902
	7,558	7,391	16,521	16,921

Loss from operations	(7,558)	(7,391)	(16,521)	(16,921)
Other income (expense) (note 10)	(806)	(1,730)	(1,933)	(2,115)
Loss before income taxes	(8,364)	(9,121)	(18,454)	(19,036)
Income tax expense	(98)	(17)	(151)	(79)
Net loss	$(8,462)	$(9,138)	$(18,605)	$(19,115)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $(12), $83, $21 and $86 tax expense (recovery), respectively	(79)	559	135	595
Foreign currency translation adjustments	(4,884)	9,699	(1,559)	5,679
Other comprehensive income (loss)	(4,963)	10,258	(1,424)	6,274

Comprehensive income (loss)	$(13,425)	$1,120	$(20,029)	$(12,841)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average shares outstanding
Basic and diluted (thousands)	321,662	319,782	321,538	319,556

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Operating activities:
Net loss	$(8,462)	$(9,138)	$(18,605)	$(19,115)
Adjustments:
Equity losses of affiliates	2,772	2,822	5,004	5,019
Share-based compensation	2,049	1,869	5,974	6,577
Interest on promissory note	1,307	1,153	2,520	2,244
Foreign exchange (gain) loss	(194)	797	(33)	272
Other	(38)	(221)	(65)	(4)
Withholding tax on share-based compensation	—	—	(196)	(4,275)
Changes in operating assets and liabilities:
Other assets	492	306	465	940
Accounts payable and accrued liabilities	537	264	(1,018)	(1,542)
Net cash used in operating activities	(1,537)	(2,148)	(5,954)	(9,884)

Investing activities:
Proceeds from term deposits	55,000	45,000	95,000	85,000
Purchases of term deposits	(46,900)	(45,000)	(91,900)	(80,000)
Funding of affiliates	(3,113)	(3,130)	(5,753)	(5,193)
Other	—	—	(28)	—
Net cash used in investing activities	4,987	(3,130)	(2,681)	(193)

Effect of exchange rate changes on cash	(66)	83	(16)	89
Decrease in cash and cash equivalents	3,384	(5,195)	(8,651)	(9,988)
Cash and cash equivalents at beginning of period	18,239	36,938	30,274	41,731
Cash and cash equivalents at end of period	$21,623	$31,743	$21,623	$31,743

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income (loss)	equity
November 30, 2015	317,910	$1,938,262	$80,774	$(1,672,055)	$(17,685)	$329,296
Net loss	—	—	—	(33,846)	—	(33,846)
Other comprehensive loss	—	—	—	—	(1,175)	(1,175)
Share-based compensation and related share issuances	2,106	4,189	1,799	—	—	5,988
November 30, 2016	320,016	$1,942,451	$82,573	$(1,705,901)	$(18,860)	$300,263
Net loss	—	—	—	(18,605)	—	(18,605)
Other comprehensive income	—	—	—	—	(1,424)	(1,424)
Share-based compensation and related share issuances	1,649	4,941	836	—	—	5,777
May 31, 2017	321,665	$1,947,392	$83,409	$(1,724,506)	$(20,284)	$286,011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently issued accounting pronouncements

Compensation—Stock Compensation

In May 2017, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018. Early adoption is permitted, including adoption in an interim period. The amendments will be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

Restricted Cash

In November 2016, ASC guidance was issued to require the statement of cash flows to explain the change during the period of the total of cash, cash equivalents and restricted cash. Entities will also be required to reconcile such total to amounts on the balance sheet and discuss the nature of the restrictions. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

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

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Balance – beginning of period	$1,279	$903	$951	$1,058
Share of losses:
Mineral property expenditures	(2,525)	(2,466)	(4,584)	(4,430)
Depreciation	(22)	(36)	(45)	(75)
	(2,547)	(2,502)	(4,629)	(4,505)
Funding	2,568	2,886	4,978	4,734
Balance – end of period	$1,300	$1,287	$1,300	$1,287

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.

	At May 31, 2017	At November 30, 2016
Current assets: Cash, prepaid expenses and other receivables	$2,086	$1,540
Non-current assets: Property and equipment	59	101
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(845)	(690)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,300	$32,951

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

Changes in the Company’s investment in GCP are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Balance – beginning of period	$244,174	$239,732	$241,404	$242,906
Share of losses:
Mineral property expenditures	(30)	(74)	(41)	(133)
Care and maintenance expense	(195)	(246)	(334)	(381)
	(225)	(320)	(375)	(514)
Funding	545	244	775	459
Foreign currency translation	(3,963)	7,696	(1,273)	4,501
Balance – end of period	$240,531	$247,352	$240,531	$247,352

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

	At May 31, 2017	At November 30, 2016
Current assets: Cash, prepaid expenses and other receivables	$701	$170
Non-current assets: Mineral property	216,290	217,295
Current liabilities: Accounts payable and accrued liabilities	(247)	(112)
Non-current liabilities: Reclamation obligation	(7,222)	(7,260)
Net assets	$209,522	$210,093

NOTE 6 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $35,756 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,275 at May 31, 2017 ($1,117 at November 30, 2016), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Salaries	$1,556	$1,624	$3,275	$3,316
Share-based compensation	2,049	1,869	5,974	6,577
Office expense	519	551	1,064	1,055
Professional fees	159	142	462	268
Corporate communications and regulatory	494	375	723	669
Depreciation	9	8	19	17
	$4,786	$4,569	$11,517	$11,902

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 9 – SHARE-BASED COMPENSATION

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Stock options	$878	$736	$3,636	$4,404
Performance share unit plan	1,119	1,076	2,229	2,065
Deferred share unit plan	52	57	109	108
	$2,049	$1,869	$5,974	$6,577

Stock options

A summary of stock options outstanding as of May 31, 2017 and activity during the six-months ended May 31, 2017 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2016	19,829	$3.33
Granted	3,545	4.58
Exercised	(546)	4.18
Expired/Forfeited	(1,683)	7.57
May 31, 2017	21,145	$3.18	2.45	$15,769
Vested and exercisable as of May 31, 2017	17,623	$2.96	2.10	$17,052

The following table summarizes other stock option-related information:

	Six months ended May 31,
	2017	2016
Weighted-average assumptions used to value stock option awards:
Expected volatility	50%	54%
Expected term of options (years)	3	3
Expected dividend rate	—	—
Risk-free interest rate	1.20%	0.50%
Expected forfeiture rate	2.5%	3.0%
Weighted-average grant-date fair value	$2.14	$1.37
Intrinsic value of options exercised	$942	$1,264
Cash received from options exercised	—	—

As of May 31, 2017, the Company had $2,731 of unrecognized compensation cost related to 3,522,051 non-vested stock options expected to be recognized and vest over a period of approximately 18 months.

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

Performance share units

A summary of PSU awards outstanding as of May 31, 2017 and activity during the six-months ended May 31, 2017 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2016	2,619	$3.15
Granted	940	4.58
Vested	(1,556)	2.83
Performance adjustment	179	2.83
Forfeited	(2)	4.58
May 31, 2017	2,180	$4.10	$371

As of May 31, 2017, the Company had $4,520 of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a period of approximately 18 months.

The following table summarizes other PSU-related information:

	Six months ended May 31,
	2017	2016
Performance multiplier on PSUs vested	113%	140%
Common shares issued (thousands)	1,556	2,526
Total fair value of common shares issued	$4,506	$5,704

NOTE 10 – OTHER INCOME (EXPENSE)

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Interest income	$307	$220	$554	$401
Interest expense	(1,307)	(1,153)	(2,520)	(2,244)
Foreign exchange gain (loss)	194	(797)	33	(272)
	$(806)	$(1,730)	$(1,933)	$(2,115)

NOTE 11 – RELATED PARTY TRANSACTIONS

In the first six months of 2017, the Company provided office rental and services to GCP for $169 ($165 in the first six months of 2016).

As of May 31, 2017, the Company has accounts receivable from GCP of $28 (November 30, 2016: $28) included in other current assets and a receivable of $3,508 (November 30, 2016: $3,526) from GCP included in other long-term assets.

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $137 in the remainder of 2017, $49 in 2018, $38 in 2019 and $7 in 2020, totaling $231.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six month periods ended May 31, 2017 and 2016. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2016, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic, and legal objectives; obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and obtaining financing to fund these milestones.

Our goals for 2017 include:

•	Advance the Donlin Gold project toward a construction/production decision.

•	Maintain a healthy balance sheet.

•	Maintain an effective corporate social responsibility program.

•	Continue to advance the value of the Galore Creek project and monetize if warranted.

Second quarter highlights

Advancement of the Donlin Gold project

Permitting activities continued at Donlin Gold in the second quarter of 2017 and were focused on advancing major permits and approvals with state and federal agencies as well as providing the U.S. Army Corps of Engineers (the “Corps”), the lead agency for the Donlin Gold Environmental Impact Statement (EIS), with requested input and information. The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold. This document is comprised of four main sections which:

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

In the second quarter of 2017, Donlin Gold continued to meet with the Corps and cooperating agencies to provide requested information, to define alternatives to be analyzed in the final EIS, and to refine permit review processes to ensure alignment with the final EIS schedule.

In addition to actively participating in the NEPA process, Donlin Gold continues to advance other major permits and approvals, including:

•	the Pipeline and Hazardous Materials Safety Administration published a Public Notice seeking comments on Donlin Gold’s request for a special permit to construct the natural gas pipeline, which closed with no substantive comments received;

•	Alaska Department of Environmental Conservation, Division of Air Quality issued the draft Prevention of Significant Deterioration (PSD) permit for public comment; other than Donlin Gold’s proposed technical revisions, no substantive comments were received;

•	filing several revised major state permit applications (e.g., integrated waste management permit, reclamation and closure plan, and water discharge permit; and

•	continuing to work with Calista and other interested parties in developing a compensatory wetland impact mitigation plan for the project.

An extensive list of additional federal and state government permits and approvals must be obtained before construction can begin on the Donlin Gold project. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that was not part of the Donlin Gold feasibility study and completion of this engineering work will require a significant investment of funds, time, and other resources by Donlin Gold and its contractors. Also, the Donlin Gold board must approve a construction program and budget before proceeding with the development of the Donlin Gold project. The timing of the required engineering work and the Donlin Gold board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, among other factors, will affect the decision and timing to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.

Donlin Gold remains actively engaged in extensive outreach efforts with local stakeholders, providing sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing its workforce development strategy.

As the Donlin Gold EIS and permitting processes progress, the owners (Barrick and NOVAGOLD) continue to study ways to further enhance the project’s value and reduce initial capital through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for financing of some capital intensive infrastructure. Barrick and NOVAGOLD recently approved an $8 million drill program (our share $4 million) to collect geologic and geotechnical data to support ongoing Donlin Gold optimization efforts. To date, these additional studies have identified opportunities that have the potential to benefit the project when the owners decide to update the 2011 feasibility study and to initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. Barrick and NOVAGOLD will take all of this work into account before reaching a construction decision.

Our share of funding for Donlin Gold was $2.6 million and $5.0 million in the second quarter and first six months of 2017, respectively, for permitting, community engagement and optimization efforts. Our 50% share of the 2017 work program includes $10 million to continue to advance the permitting process and to provide input into the EIS process, through issuance of the final EIS and $4 million for our share of the 2017 drill program. In addition, Donlin Gold will continue to maintain its engagement with communities in the Y-K region.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek project

In the second quarter of 2017, the Galore Creek Partnership continued to advance technical studies to optimize the project design and opened a section of the camp to support scheduled care and maintenance efforts this summer. We continue to be open to monetizing, in whole or in part, our 50% share of the Galore Creek project to strengthen our balance sheet and to contribute toward the development of the Donlin Gold project.

Our share of cash funding for Galore Creek was $0.6 million and $0.8 million in the second quarter and first six months of 2017, respectively, for technical studies, care and maintenance, and supporting community initiatives. In 2017, our 50% share of the work program is expected to be approximately $2 million to continue to advance technical studies, support community initiatives and provide site care and maintenance.

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

Outlook

We do not currently generate operating cash flows. At May 31, 2017, we had cash and cash equivalents of $21.6 million and term deposits of $71.9 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting of the Donlin Gold project. Additional capital will be necessary if permits are received for the Donlin Gold project and a decision to commence engineering and construction is reached. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2016, as filed with the SEC and the Canadian Securities Regulators on January 25, 2017.

We expect to spend approximately $27 million during the 2017 fiscal year, including $11 million for general and administrative costs, $14 million to fund our share of expenditures at the Donlin Gold project and $2 million at the Galore Creek project. Of the total 2017 anticipated expenditures of approximately $27 million, $12 million was expended as of May 31, 2017.

Summary of Consolidated Financial Performance

	Three months ended May 31,		Six months ended May 31,
($ thousands, except per share)	2017	2016	2017	2016
Loss from operations	$(7,558)	$(7,391)	$(16,521)	$(16,921)
Net loss	$(8,462)	$(9,138)	$(18,605)	$(19,115)
Net loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Results of Operations

Second quarter 2017 compared to 2016

Loss from operations increased from $7.4 million in 2016 to $7.6 million in 2017 due to higher general and administrative expense. General and administrative expense increased by $0.2 million, primarily due to higher share-based compensation costs for stock options compared to the prior year quarter. The current year grant to the Company’s Directors is scheduled to fully vest on December 1, 2018 and is being amortized over a two-year period. The prior year grant vested immediately and was expensed on the grant date.

Net loss decreased from $9.1 million ($0.03 per share) in 2016 to $8.5 million ($0.03 per share) in 2017, primarily due to a favorable $1.0 million net change in foreign exchange gains and losses, partially offset by higher interest expense on the promissory note.

First six months 2017 compared to 2016

Loss from operations decreased from $16.9 million in 2016 to $16.5 million in 2017 due to lower general and administrative expense. General and administrative expense decreased by $0.4 million, primarily due to the change in the timing of vesting and expensing of Directors’ stock options.

Net loss decreased from $19.1 million ($0.06 per share) in 2016 to $18.6 million ($0.06 per share) due to lower operating costs and a $0.3 million net change in foreign exchange gains and losses, partially offset by higher interest expense on the promissory note.

Liquidity, Capital Resources and Capital Requirements

	Three months ended May 31,		Six months ended May 31,
($ thousands)	2017	2016	2017	2015
Cash used in operating activities	$(1,537)	$(2,148)	$(5,954)	$(9,884)
Cash used to fund Donlin Gold and Galore Creek	$(3,113)	$(3,130)	$(5,753)	$(5,193)
Net cash provided from term deposits	$8,100	$—	$3,100	$5,000

	At	At
($ thousands)	May 31, 2017	November 30, 2016	Change
Cash and cash equivalents	$21,623	$30,274	$(8,651)
Term deposits	$71,900	$75,000	$(3,100)

Second quarter 2017 compared to 2016

Cash used in operating activities decreased by $0.6 million due to changes in working capital. Cash used to fund Donlin Gold and Galore Creek was consistent with the prior year quarter. In the second quarter of 2017, $8.1 million in cash was provided from a reduction in term deposits. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

First six months 2017 compared to 2016

Cash used in operating activities decreased by $3.9 million, primarily due to lower withholding taxes paid on vested performance share units. The Company elected to deliver full shares to executives in the first quarter of 2017 to reduce the use of cash. Cash used to fund Donlin Gold and Galore Creek was consistent with the prior year period. Cash provided from term deposits was $3.1 million higher than the prior year period. No cash was used in financing activities in the first six months of 2017 or 2016.

Outstanding share data

As of June 20, 2017, the Company had 321,665,402 common shares issued and outstanding. Also as of June 20, 2017, the Company had: i) a total of 20,640,667 stock options outstanding; 17,724,067 of those stock options with a weighted-average exercise price of C$3.93 and the remaining 2,916,600 with a weighted-average exercise price of $4.58; and ii) 2,176,600 performance share units and 323,018 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 24,228,585 common shares.

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

We have not hedged our exposure to currency fluctuations. At May 31, 2017, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at May 31, 2017, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.8 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at May 31, 2017, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.9 million in the interest accrued by us per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2017. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: June 27, 2017	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

