Form 10-Q
period 2017-08-31
NOVAGOLD RESOURCES INC
filed 2017-10-03
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2017

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

Large accelerated filer ☒ Smaller reporting company ☐	Accelerated filer ☐ Emerging growth company ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 26, 2017, the Company had 321,770,142 Common Shares, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, US dollars in thousands)

	At August 31, 2017	At November 30, 2016
ASSETS
Cash and cash equivalents	$21,642	$30,274
Term deposits	66,900	75,000
Other assets	1,594	2,064
Current assets	90,136	107,338
Investment in Donlin Gold (note 4)	1,197	951
Investment in Galore Creek (note 5)	258,880	241,404
Mineral property	46,447	43,359
Deferred income taxes	10,066	9,397
Other assets	6,592	5,812
Total assets	$413,318	$408,261

LIABILITIES
Accounts payable and accrued liabilities	$2,528	$2,837
Other liabilities	217	214
Current liabilities	2,745	3,051
Promissory note (note 6)	88,693	84,812
Deferred income taxes	21,570	20,135
Total liabilities	113,008	107,998

Commitments and contingencies (note 12)

EQUITY
Common shares	1,948,055	1,942,451
Contributed surplus	84,888	82,573
Accumulated deficit	(1,734,899)	(1,705,901)
Accumulated other comprehensive gain (loss)	2,266	(18,860)
Total equity	300,310	300,263
Total liabilities and equity	$413,318	$408,261

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 3, 2017. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Operating expenses:
Equity loss – Donlin Gold (note 4)	$3,165	$1,980	$7,794	$6,485
Equity loss – Galore Creek (note 5)	612	212	987	726
General and administrative (note 8)	4,646	4,230	16,163	16,132
	8,423	6,422	24,944	23,343

Loss from operations	(8,423)	(6,422)	(24,944)	(23,343)
Other income (expense) (note 10)	(1,903)	(885)	(3,836)	(3,000)
Loss before income taxes	(10,326)	(7,307)	(28,780)	(26,343)
Income tax expense	(67)	(74)	(218)	(153)
Net loss	$(10,393)	$(7,381)	$(28,998)	$(26,496)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $2, $6, $23 and $92 tax expense (recovery), respectively	48	42	183	637
Foreign currency translation adjustments	22,502	(127)	20,943	5,552
Other comprehensive income (loss)	22,550	(85)	21,126	6,189

Comprehensive income (loss)	$12,157	$(7,466)	$(7,872)	$(20,307)

Net loss per common share
Basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.08)

Weighted average shares outstanding
Basic and diluted (thousands)	321,683	319,967	321,586	319,694

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Operating activities:
Net loss	$(10,393)	$(7,381)	$(28,998)	$(26,496)
Adjustments:
Equity losses of affiliates	3,777	2,192	8,781	7,211
Share-based compensation	2,141	1,869	8,115	8,446
Interest on promissory note	1,361	1,155	3,881	3,399
Foreign exchange (gain) loss	851	(4)	818	268
Other	74	16	9	12
Withholding tax on share-based compensation	—	—	(196)	(4,275)
Changes in operating assets and liabilities:
Other assets	(154)	915	311	1,856
Accounts payable and accrued liabilities	664	703	(353)	(840)
Net cash used in operating activities	(1,679)	(535)	(7,632)	(10,419)

Investing activities:
Proceeds from term deposits	5,000	5,000	100,000	90,000
Purchases of term deposits	—	(5,000)	(91,900)	(85,000)
Funding of affiliates	(3,539)	(2,742)	(9,292)	(7,935)
Other	—	—	(28)	—
Net cash provided from (used in) investing activities	1,461	(2,742)	(1,220)	(2,935)

Effect of exchange rate changes on cash	236	(11)	220	78
Decrease in cash and cash equivalents	18	(3,288)	(8,632)	(13,276)
Cash and cash equivalents at beginning of period	21,624	31,743	30,274	41,731
Cash and cash equivalents at end of period	$21,642	$28,455	21,642	$28,455

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income (loss)	equity
November 30, 2015	317,910	$1,938,262	$80,774	$(1,672,055)	$(17,685)	$329,296
Net loss	—	—	—	(33,846)	—	(33,846)
Other comprehensive loss	—	—	—	—	(1,175)	(1,175)
Share-based compensation and related share issuances	2,106	4,189	1,799	—	—	5,988
November 30, 2016	320,016	$1,942,451	$82,573	$(1,705,901)	$(18,860)	$300,263
Net loss	—	—	—	(28,998)	—	(28,998)
Other comprehensive income	—	—	—	—	21,126	21,126
Share-based compensation and related share issuances	1,695	5,604	2,315	—	—	7,919
August 31, 2017	321,711	$1,948,055	$84,888	$(1,734,899)	$2,266	$300,310

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold and copper mineral properties. The Company has no realized revenue from its planned principal business purpose. The Company’s principal assets include a 50% interest in the Donlin Gold project in Alaska, U.S.A. and a 50% interest in the Galore Creek project in British Columbia, Canada. The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”). The Galore Creek project is owned by the Galore Creek Partnership, a partnership in which Teck Resources Limited (“Teck”) and a wholly-owned subsidiary of NOVAGOLD each own a 50% interest.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently issued accounting pronouncements

Compensation—Stock Compensation

In May 2017, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be applied prospectively to an award modified on or after the adoption date. The Company anticipates adopting this new guidance effective December 1, 2018, and does not expect it to have a material impact on the consolidated financial statements or disclosures.

Restricted Cash

In November 2016, ASC guidance was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which is currently recognized in other assets within operating activities, on the consolidated statements of cash flows. Furthermore, the Company will be required to reconcile cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total shown in the consolidated statements of cash flows. The Company anticipates adopting this new guidance effective December 1, 2018, and does not expect it to have a material impact on the consolidated financial statements or disclosures.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Compensation—Stock Compensation

In March 2016, ASC guidance was issued to amend employee share-based payment accounting. The new guidance amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company anticipates adopting this new guidance effective December 1, 2017 and expects to reclassify withholding tax on share-based compensation from operating activities to financing activities on the consolidated statement of cash flows. The Company does not expect any other material impact on the consolidated financial statements or disclosures.

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

Classification and Measurement of Financial Instruments

In January 2016, ASC guidance was issued to amend the guidance on the classification and measurement of financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year beginning December 1, 2018. Early adoption is not permitted. The Company expects the updated guidance to result in a reclassification of unrealized gains and losses on equity investments from accumulated other comprehensive income (loss) to accumulated deficit in the consolidated balance sheets upon adoption.

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

NOTE 4 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company in which wholly-owned subsidiaries of Barrick and NOVAGOLD each own a 50% interest. Donlin Gold LLC has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of at least a majority of the Donlin Gold LLC board members.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company’s 50% investment in Donlin Gold LLC are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Balance – beginning of period	$1,300	$1,287	$951	$1,058
Share of losses:
Mineral property expenditures	(3,145)	(1,947)	(7,729)	(6,377)
Depreciation	(20)	(33)	(65)	(108)
	(3,165)	(1,980)	(7,794)	(6,485)
Funding	3,062	2,454	8,040	7,188
Balance – end of period	$1,197	$1,761	$1,197	$1,761

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.

	At August 31, 2017	At November 30, 2016
Current assets: Cash, prepaid expenses and other receivables	$2,090	$1,540
Non-current assets: Property and equipment	38	101
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(931)	(690)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,197	$32,951

NOTE 5 – INVESTMENT IN GALORE CREEK

The Galore Creek project is owned by the Galore Creek Partnership (GCP), a partnership in which Teck and a wholly-owned subsidiary of NOVAGOLD each own a 50% interest. GCP has a management committee comprised of four representatives, with two representatives selected by Teck and two representatives appointed by the Company. All significant decisions related to GCP require the approval of at least a majority of the GCP management committee representatives.

GCP prepares its financial statements under International Financial Reporting Standards, as issued by the IASB, and presents its financial statements in Canadian dollars. In accounting for its investment in GCP, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.

Changes in the Company’s investment in GCP are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Balance – beginning of period	$240,531	$247,352	$241,404	$242,906
Share of losses:
Mineral property expenditures	(4)	(13)	(45)	(146)
Care and maintenance expense	(608)	(199)	(942)	(580)
	(612)	(212)	(987)	(726)
Funding	477	288	1,252	747
Foreign currency translation	18,484	(111)	17,211	4,390
Balance – end of period	$258,880	$247,317	$258,880	$247,317

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

	At August 31, 2017	At November 30, 2016
Current assets: Cash, prepaid expenses and other receivables	$551	$170
Non-current assets: Mineral property	232,923	217,295
Current liabilities: Accounts payable and accrued liabilities	(198)	(112)
Non-current liabilities: Reclamation obligation	(7,778)	(7,260)
Net assets	$225,498	$210,093

NOTE 6 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $37,117 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,359 at August 31, 2017 ($1,117 at November 30, 2016), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Salaries	$1,604	$1,536	$4,879	$4,852
Share-based compensation	2,141	1,869	8,115	8,446
Office expense	510	457	1,574	1,512
Professional fees	211	256	673	524
Corporate communications and regulatory	170	104	893	773
Depreciation	10	8	29	25
	$4,646	$4,230	$16,163	$16,132

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 9 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Stock options	$919	$734	$4,555	$5,138
Performance share unit plan	1,171	1,077	3,400	3,142
Deferred share unit plan	51	58	160	166
	$2,141	$1,869	$8,115	$8,446

Stock options

A summary of stock options outstanding as of August 31, 2017 and activity during the nine months ended August 31, 2017 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2016	19,829	$3.59
Granted	3,545	4.58
Exercised	(952)	4.34
Expired/Forfeited	(2,211)	7.37
August 31, 2017	20,211	$3.32	2.30	$21,443
Vested and exercisable as of August 31, 2017	16,692	$3.09	1.96	$21,063

The following table summarizes other stock option-related information:

	Nine months ended August 31,
	2017	2016
Weighted-average assumptions used to value stock option awards:
Expected volatility	50%	54%
Expected term of options (years)	3	3
Expected dividend rate	—	—
Risk-free interest rate	1.20%	0.50%
Expected forfeiture rate	2.5%	3.0%
Weighted-average grant-date fair value	$2.14	$1.37
Intrinsic value of options exercised	$1,604	$1,510
Cash received from options exercised	—	—

As of August 31, 2017, the Company had $1,975 of unrecognized compensation cost related to 3,519,051 non-vested stock options expected to be recognized and vest over a period of approximately 15 months.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Performance share units

A summary of PSU awards outstanding as of August 31, 2017 and activity during the nine months ended August 31, 2017 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2016	2,619	$3.15
Granted	940	4.58
Vested	(1,556)	2.83
Performance adjustment	179	2.83
Forfeited	(6)	5.29
August 31, 2017	2,176	$4.10	$566

As of August 31, 2017, the Company had $3,665 of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a period of approximately 15 months.

The following table summarizes other PSU-related information:

	Nine months ended August 31,
	2017	2016
Performance multiplier on PSUs vested	113%	140%
Common shares issued (thousands)	1,556	2,526
Total fair value of common shares issued	$4,506	$5,704

NOTE 10 – OTHER INCOME (EXPENSE)

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Interest income	$309	$266	$863	$667
Interest expense	(1,361)	(1,155)	(3,881)	(3,399)
Foreign exchange gain (loss)	(851)	4	(818)	(268)
	$(1,903)	$(885)	$(3,836)	$(3,000)

NOTE 11 – RELATED PARTY TRANSACTIONS

In the first nine months of 2017, the Company provided office rental and services to GCP for $204 ($251 in the first nine months of 2016).

As of August 31, 2017, the Company has accounts receivable from GCP of $nil (November 30, 2016: $28) included in other current assets and a receivable of $3,777 (November 30, 2016: $3,526) from GCP included in other long-term assets.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $44 in the remainder of 2017, $49 in 2018, $42 in 2019 and $7 in 2020, totaling $142.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine month periods ended August 31, 2017 and 2016. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2016, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com.

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

Third quarter highlights

Advancement of the Donlin Gold project

Permitting activities continued at Donlin Gold in the third quarter of 2017 and were focused on advancing major permits and approvals with state and federal agencies. The U.S. Army Corps of Engineers (the “Corps”), the lead federal agency for the Donlin Gold Environmental Impact Statement (EIS), completed the cooperating agency review of the preliminary final EIS. The final EIS is required before the Corps can issue a record of decision on Donlin Gold’s Clean Water Act Section 404 (wetland) and Section 10 (rivers and harbors) permit application. The Corps anticipates that the final EIS will be published in early 2018, with a record of decision in mid-2018. All Donlin Gold EIS documents, including the Corps’ time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.

The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold. This document is comprised of four main sections which:

•	Outline the purpose and need for the development of the proposed mine and the benefit it would bring to the stakeholders of Donlin Gold’s Alaska Native Corporation partners, Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC).

•	Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.

•	Prepare an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential physical, biological, social, and cultural impacts relative to the existing baseline conditions. This portion constitutes the most extensive part of the EIS.

•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.

Donlin Gold continues to advance other major permits and approvals, including:

•	Draft water discharge, integrated waste management and reclamation plan permits and approval are expected to be released for public comment by end of 2017;

•	The Alaska Department of Environmental Conservation, Division of Air Quality issued the final Prevention of Significant Deterioration permit on June 30, 2017; and

•	The majority of key State permits and approvals are scheduled to be finalized concurrent with the Corps’ record of decision in mid-2018 or shortly thereafter.

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

Donlin Gold remains actively engaged in extensive outreach efforts with local stakeholders, through multiple traditional village council meetings, regional tribal gatherings, and village visits across the Yukon-Kuskokwim (Y-K) region. Donlin Gold collaborated with Calista and TKC (owners of the mineral and surface rights, respectively) on community engagement efforts.

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

During the third quarter, Barrick and NOVAGOLD approved and commenced an $8 million drill program (our share $4 million) to collect geologic and geotechnical data to support ongoing Donlin Gold optimization efforts. Our share of drill program funding in the third quarter was $0.8 million.

In the third quarter and first nine months of 2017, our share of funding for Donlin Gold was $3.1 million and $8.0 million, respectively, for permitting, community engagement, optimization efforts and the 2017 drill program. Our 50% share of the 2017 work program includes $10 million to continue to advance the permitting process and to provide input into the EIS process, through issuance of the final EIS and $4 million for our share of the 2017 drill program. In addition, Donlin Gold continues to maintain its engagement with communities in the Y-K region.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek project

In the third quarter of 2017, efforts were focused on site care and maintenance. We continue to be open to monetizing, in whole or in part, our 50% share of the Galore Creek project to strengthen our balance sheet and to contribute toward the development of the Donlin Gold project.

Our share of cash funding for Galore Creek was $0.5 million and $1.3 million in the third quarter and first nine months of 2017, respectively, for technical studies, care and maintenance, and supporting community initiatives. In 2017, our 50% share of the work program is expected to be approximately $2 million to continue to advance technical studies, support community initiatives and provide site care and maintenance.

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

Outlook

We do not currently generate operating cash flows. At August 31, 2017, we had cash and cash equivalents of $21.6 million and term deposits of $66.9 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting of the Donlin Gold project. Additional capital will be necessary if permits are received for the Donlin Gold project and a decision to commence engineering and construction is reached. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2016, as filed with the SEC and the Canadian Securities Regulators on January 25, 2017.

We expect to spend approximately $27 million during the 2017 fiscal year, including $11 million for general and administrative costs, $14 million to fund our share of expenditures at the Donlin Gold project and $2 million at the Galore Creek project. A total of $17 million was expended in the first nine months of 2017.

Summary of Consolidated Financial Performance

	Three months ended August 31,		Nine months ended August 31,
($ thousands, except per share)	2017	2016	2017	2016
Loss from operations	$(8,423)	$(6,422)	$(24,944)	$(23,343)
Net loss	$(10,393)	$(7,381)	$(28,998)	$(26,496)
Net loss per common share
Basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.08)

Results of Operations

Third quarter 2017 compared to 2016

Loss from operations increased from $6.4 million in 2016 to $8.4 million in 2017 due to the drill program at Donlin Gold ($1.2 million), increased care and maintenance activity at Galore Creek ($0.4 million) and higher general and administrative expense. General and administrative expense increased by $0.4 million, primarily due to higher share-based compensation costs for stock options compared to the prior year. The current year stock option grant to the Company’s Directors is scheduled to fully vest on December 1, 2018 and is being amortized over a two-year period. The prior year stock option grant to Directors vested immediately and was expensed on the grant date.

Net loss increased from $7.4 million ($0.02 per share) in 2016 to $10.4 million ($0.03 per share) in 2017, primarily due to the increased loss from operations, an unfavorable $0.9 million net change in foreign exchange gains and losses and higher interest expense on the promissory note.

First nine months 2017 compared to 2016

Loss from operations increased from $23.3 million in 2016 to $24.9 million in 2017 due to the 2017 drill program at Donlin Gold ($1.2 million) and increased care and maintenance expense at Galore Creek ($0.4 million).

Net loss increased from $26.5 million ($0.08 per share) in 2016 to $29 million ($0.09 per share) due to the increase in loss from operations, a $0.6 million net change in foreign exchange gains and losses, as well as higher interest expense on the promissory note.

Liquidity, Capital Resources and Capital Requirements

	Three months ended August 31,		Nine months ended August 31,
($ thousands)	2017	2016	2017	2016
Cash used in operating activities	$(1,679)	$(535)	$(7,632)	$(10,419)
Cash used to fund Donlin Gold and Galore Creek	$(3,539)	$(2,742)	$(9,292)	$(7,935)
Net cash provided from term deposits	$5,000	$—	$8,100	$5,000

($ thousands)	At August 31, 2017	At November 30, 2016	Change
Cash and cash equivalents	$21,642	$30,274	$(8,632)
Term deposits	$66,900	$75,000	$(8,100)

Third quarter 2017 compared to 2016

Cash used in operating activities increased by $1.1 million as the prior year period benefited from the receipt of exploration tax credits. Cash used to fund our projects increased due to the drill program at Donlin Gold and increased care and maintenance activity at Galore Creek. In the third quarter of 2017, $5.0 million in cash was provided from a reduction in term deposits. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

First nine months 2017 compared to 2016

Cash used in operating activities decreased by $2.8 million, primarily due to lower withholding taxes paid on vested performance share units. The Company elected to deliver full shares to executives in the first quarter of 2017 to reduce the use of cash. Cash used to fund Donlin Gold and Galore Creek increased by $1.4 million. Cash provided from term deposits was $3.1 million higher than the prior year period. No cash was used in or provided by financing activities in the first nine months of 2017 or 2016.

Outstanding share data

As of September 26, 2017, the Company had 321,770,142 common shares issued and outstanding. Also as of September 26, 2017, the Company had: i) a total of 19,811,067 stock options outstanding; 16,894,467 of those stock options with a weighted-average exercise price of C$3.89 and the remaining 2,916,600 with a weighted-average exercise price of $4.58; and ii) 2,176,600 performance share units and 335,227 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 23,411,194 common shares.

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

We have not hedged our exposure to currency fluctuations. At August 31, 2017, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at August 31, 2017, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.8 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at August 31, 2017, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.9 million in the interest accrued by us per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2017. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: October 3, 2017	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

