Form 10-K
period 2017-11-30
NOVAGOLD RESOURCES INC
filed 2018-01-24
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2017

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-31913

NOVAGOLD RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 South Main, Suite 400 Salt Lake City, Utah, USA	84111
(Address of Principal Executive Offices)	(Zip Code)

(801) 639-0511 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	NYSE American

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price on the NYSE American of the registrant’s common shares on May 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) of $3.93 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $931,748,000.

As of January 17, 2018, the registrant had 322,294,889 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2018, in connection with the registrant’s fiscal year 2017 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

2

NOVAGOLD RESOURCES INC.

TABLE OF CONTENTS

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2017.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

•	our ability to achieve production at any of our mineral exploration and development properties;
•	estimated capital costs, operating costs, production and economic returns;
•	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our resource and reserve estimates;
•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
•	assumptions that all necessary permits and governmental approvals will be obtained and the timing of such approvals;
•	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	our expectations regarding demand for equipment, skilled labor and services needed for exploration and development of mineral properties; and
•	our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	uncertainty of whether there will ever be production at our mineral exploration and development properties;
•	our history of losses and expectation of future losses;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;
•	commodity price fluctuations;
•	risks related to market events and general economic conditions;
•	risks related to the third parties on which we depend for our exploration and development activities;
•	dependence on cooperation of joint venture partners in exploration and development of properties;
•	the risk that permits and governmental approvals necessary to develop and operate mines on our properties will not be available on a timely basis, subject to reasonable conditions, or at all;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	uncertainty related to inferred mineral resources;
•	risks related to lack of infrastructure required to develop, construct, and operate our mineral properties;
•	uncertainty related to title to our mineral properties;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production;
•	competition in the mining industry;
•	risks related to governmental regulation and permits, including environmental regulation;
•	risks related to our largest shareholder;
•	risks related to conflicts of interests of some of the directors and officers of the Company;
•	uncertainty related to unsettled aboriginal rights and title in British Columbia;
•	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	credit, liquidity, interest rate and currency risks;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	our need to attract and retain qualified management and technical personnel;
•	uncertainty as to the outcome of potential litigation;
•	risks related to global climate change; and
•	risks related to U.S. federal income tax reform.

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

Mining Studies

In this Instrument, the terms “Preliminary Feasibility Study”, “Pre-Feasibility Study” and “Feasibility Study” have the meanings ascribed to those terms by CIM, as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by CIM Council, as amended.

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

Inferred Mineral Resource

An Inferred Mineral Resource is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply but not verify geological and grade or quality continuity.

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

Mineral Reserve

A Mineral Reserve is the economically mineable part of a Measured and/or Indicated Mineral Resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at Pre-Feasibility or Feasibility level as appropriate that include application of Modifying Factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified.

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

Corporate Structure

As of November 30, 2017, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., NOVAGOLD (Bermuda) Alaska Limited, NOVAGOLD Resources (Bermuda) Limited and NOVAGOLD Canada Inc.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

Employees

On November 30, 2017, we had 13 full-time employees. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

Segment and Geographical Information

Our segments include the Donlin Gold project in Alaska, U.S.A. and the Galore Creek project in British Columbia, Canada. Our long-lived assets are geographically distributed as shown in the following table. We did not have revenue from operations in any of the periods shown below.

Long-lived assets

	At November 30,
($ thousands)	2017	2016	2015
Canada	$303,130	$290,531	$291,765
United States	1,141	995	2,067
	$304,271	$291,526	$293,832

Recent Developments

Donlin Gold Project

Permitting activities continued at Donlin Gold in 2017 and were mainly focused on advancing major permits and approvals with state and federal agencies. The U.S. Army Corps of Engineers (the “Corps”), the lead federal agency for the Donlin Gold Environmental Impact Statement (EIS), completed the cooperating agency review of the preliminary final EIS. The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The final EIS is required before the Corps can issue a record of decision on Donlin Gold’s Clean Water Act Section 404 (wetland) and Section 10 (rivers and harbors) permit application. The Corps anticipates publishing the final EIS in early 2018, with a record of decision expected in the second half of 2018. All Donlin Gold EIS documents, including the Corps’ time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.

In addition to actively participating in the NEPA process, Donlin Gold continues to work simultaneously with the Corps and other permitting agencies to advance major permits. Donlin Gold remains actively engaged in sponsorship activities at the community level, supporting local youth in leadership endeavors, visiting communities in the Y-K region and executing on its workforce development strategy.

In 2017, Donlin Gold conducted a 16 hole, 7,040 meter core drilling program in support of ongoing engineering and optimization efforts.

For further information, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Galore Creek Project

During 2017, efforts were focused on site care and maintenance. We continue to be open to monetizing, in whole or in part, our 50% share of the Galore Creek project to strengthen our balance sheet and to contribute toward the development of the Donlin Gold project.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years:

Year	High	Low	Average
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,160
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018 (to January 17)	$1,339	$1,311	$1,322

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

Because we have not commenced commercial production at any of our mineral properties, mineralization estimates for our properties may require adjustments or downward revisions based upon further exploration or development work, actual production experience, or changes in the price of gold, copper or other metals. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by drilling results. There can be no assurance that the percentage of minerals recovered in small-scale tests will be duplicated in large-scale tests under on-site conditions or at production scale.

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

Electrum Strategic Resources L.P. (“Electrum”) and its affiliate GRAT Holdings LLC hold in the aggregate 26.2% of our issued and outstanding common shares as of January 17, 2018. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the board of directors (the “Board”) and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. Electrum designated Igor Levental as its observer at our Board meetings. In July 2010, Igor Levental was appointed to our Board. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman and Chief Executive Officer of The Electrum Group LLC, an investment advisor that manages Electrum’s investments. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

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

Uncertainty due to Stand for Salmon ballot initiative or related legislation.

Stand for Salmon, a group formed to advance a ballot initiative under Alaska’s Constitution, filed a proposed initiative that would revise Alaska’s fish habitat law in May 2017. Lt. Gov. Byron Mallott rejected the proposed ballot initiative in September 2017 because he determined that the proposed initiative improperly appropriated a valuable public resource which the Alaska Constitution prohibits. Stand for Salmon filed a lawsuit challenging Lt. Gov. Byron Mallott’s decision and a trial court agreed with Stand for Salmon and ordered the state to certify the petition and allow Stand for Salmon to collect signatures in an effort to qualify the initiative for consideration by the public. The State of Alaska has appealed the trial judge’s ruling to the Alaska Supreme Court which has established a briefing schedule that is anticipated to result in a ruling on whether the proposed initiative complies with the Constitution prior to the time by which the state would be required to print ballot booklets for the election at which the initiative would be considered. Also, under Alaska’s Constitution if the state legislature adopts substantially similar legislation, the ballot initiative is rendered void.

The Stand for Salmon proposal closely resembles H.B. 199, legislation introduced during the 2017 Alaska legislative session by Rep. Louise Stutes (R-Kodiak), and would create a new multi-tiered system of permits for projects in fish habitat. Activities with insignificant potential impacts on anadromous fish habitat could be covered by a general permit; projects that do not have the potential to adversely affect anadromous fish habitat would be required to obtain a minor anadromous fish habitat permit; and projects that have the potential to adversely affect anadromous fish habitat would be required to obtain a major anadromous fish habitat permit. Based on its review of the ballot initiative and H.B. 199, Donlin Gold believes that if either were adopted as proposed Donlin Gold may be precluded from obtaining fish habitat permits required for the project because, among other reasons, the proposed initiative and H.B. 199 preclude the issuance of a fish habitat permit for a project that “necessitates water treatment, groundwater pumping, or other means of mechanical, chemical, or human intervention in perpetuity” or “will dewater or relocate a water body or portion of a water body, for five or more years.” In addition, the initiative and H.B. 199 preclude the use of off-site mitigation for unavoidable effects on anadromous fish habitat and require that the permit applicant demonstrate that “anadromous fish habitat affected by the activity will likely recover or be restored within a reasonable period to a level that sustains the water body's, or portion of the water body's, natural and historical levels of anadromous fish, other fish, and wildlife that depend on the health and productivity of the anadromous fish habitat.” Various components of the Donlin Gold project, e.g., the open pit, waste rock disposal area, and tailings impoundment, would permanently alter streams that support anadromous fish habitat.

Stand for Alaska, comprising a diverse group of Alaskans, including Alaska Laborers Local 341, Alaska Chamber of Commerce, the Resource Development Council, and Donlin Gold, was formed to oppose the Stand for Salmon ballot initiative. At this time, neither the Company nor Donlin Gold can determine with certainty whether the Stand for Salmon initiative or H.B.199 will be approved by the voters or enacted by the legislature in their current or a revised form; how the Alaska Supreme Court will rule on appeal; if legislation is enacted by the legislature whether it will be substantially similar to the Stand for Salmon ballot initiative; or how the Stand for Salmon initiative or H.B.199 would be applicable to Donlin Gold’s pending fish habitat permit applications or may affect the Donlin Gold project in the future.

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

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We manage liquidity risk through the management of our capital structure and financial leverage. Accounts payable and accrued liabilities are due within one year from the balance sheet date.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2017, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.9 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Donlin Gold Project, Alaska, below.

We are exposed to the financial risk related to the fluctuation of foreign exchange rates. We operate in Canada and the United States and a portion of our expenses are incurred in Canadian dollars. A significant change in the currency exchange rate between the Canadian dollar relative to the U.S. dollar could have an effect on our results of operations, financial position or cash flows. We have not hedged our exposure to currency fluctuations. Based on our net exposures as of November 30, 2017, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.8 million in our consolidated comprehensive income (loss).

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

Our projects are not directly threatened by current predictions of sea level rise as they are located inland at elevations from 100 meters to 4,000 meters above sea level. However, changes in sea levels could affect ocean and river transportation and shipping facilities, which would be used to transport supplies, equipment and personnel to our projects and products from those projects to world markets. In particular, the Donlin Gold project proposes to deliver the vast majority of construction and operations equipment, supplies, consumables, and other required materials to the project site via the Kuskokwim River when it is ice free. Historically, the Kuskokwim River has been ice-free from early June until late September and models based on historic weather and river flow records predict that there would be sufficient flow in the river to allow the transportation of the required materials to the project site annually. If climate changes alter the ice-free season or flow patterns of the Kuskokwim River, the current supply logistics plan for the project may need to be modified.

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

Acquiring, holding or disposing of our securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K. In particular, potential investors that are U.S. taxpayers should be aware that we may be considered a “passive foreign investment company” under Section 1297(a) of the U.S. Internal Revenue Code (a PFIC). We believe that we were not a PFIC for our tax year ended November 30, 2017, but may become a PFIC for future tax years. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question, and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, a U.S. taxpayer will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

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

Investors should consult their own tax advisors as to the tax consequences of an investment in our securities.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. We will evaluate the effect of the TCJA on our projection of minimal cash taxes or to our net operating losses. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common shares is uncertain and could be adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors in common shares. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common shares.

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

We entered into the limited liability company agreement with Barrick (“LLC Agreement”) dated December 1, 2007 which provided for the creation of Donlin Gold, which is jointly owned by us and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, we agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures in the Donlin Gold project. As of November 30, 2017, the promissory note, including accrued interest, amounted to approximately $90 million. Funding for the project is currently shared by both parties on a 50/50 basis.

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

Permits

Donlin Gold obtained all of the necessary permits and certifications that allowed for the exploration, associated feasibility study test work, environmental monitoring and EIS baseline data collection efforts. The current status of these permits is in line with the termination of the baseline data collection effort, temporary closure of the camp in May 2015, and the seasonal reopening of the site for a drill program from July to November 2017. The active permits include: Alaska Department of Natural Resources temporary use of water; the U.S. Army Corps of Engineering (individual 404 and nationwide 26); Alaska Department of Environmental Conservation (septic system, multisector stormwater general permit – sector G, owners requested limit [air]); Environmental Protection Agency injection well; and Federal Aviation Administration (Landing Area). Other permits were either put on hold, closed, or allowed to expire.

On August 7, 2012, we announced that Donlin Gold commenced permitting of the project by submitting a draft Plan of Operations and Section 404 of the U.S. Clean Water Act draft permit application to federal and state regulators. The Section 404 permit application initiated the environmental review process under NEPA which involves preparation of an EIS. The Corps selected AECOM, formerly URS, an independent contractor to prepare the EIS. The Notice of Intent for the EIS was published in the Federal Register on December 14, 2012 and the NEPA public scoping process was completed on March 29, 2013. During the remainder of 2013 and in 2014 and 2015, Donlin Gold worked to address the remaining data needs for the draft EIS. Donlin Gold also continued to provide application materials and maintained ongoing dialogue with the agencies that will issue the key permits and authorizations needed for the Donlin Gold project, including the air quality, water discharge, dam safety, wetlands, water use, fish habitat, and pipeline permits and approvals. The Corps addressed the cooperating agency comments on the preliminary draft and filed the Notice of Availability for public release of the draft EIS in the Federal Register in November 2015. Subsequent to the filing of the draft EIS, the Corps issued a schedule for public meetings on the Donlin Gold draft EIS in the Y-K region and Anchorage, Alaska. The Corps conducted, and at the end of May 2016 completed, a six-month public comment period for the draft EIS, including 17 public comment meetings in communities across the Y-K region and in Anchorage. The Corps received comments from federal and state agencies, local and tribal governments, Alaska Native organizations, businesses, special interest groups/NGOs, and individuals. The Corps will respond to all comments in the final EIS which the Corps’ current schedule anticipates will be published in early 2018. All Donlin Gold EIS documents, including the Corps’ time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.

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

Accessibility and Climate

The Donlin Gold property is located in southwestern Alaska, approximately 20 kilometers north of the village of Crooked Creek on the Kuskokwim River. The Kuskokwim River is a regional transportation route and is serviced by commercial barge lines. A 25 kilometer-long winter road, designated as an Alaska State Highway route and transportation corridor, accesses the property from the barge landing at the village of Crooked Creek. The Donlin Gold project currently has an all-season, soft-sided camp with facilities to house up to 150 people. An adjacent 1,500 meter long airstrip is capable of handling aircraft as large as L-100 Hercules (42,000 pounds or 19,050 kilograms), allowing efficient shipment of personnel, some heavy equipment, and supplies. The Donlin Gold project can be reached directly by charter air facilities out of both Anchorage, 450 kilometers to the east and Aniak, 80 kilometers to the west.

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

Exploration History

Approximately 1,850 exploration and development drill holes, totaling 414,760 meters, have been completed from 1988 through 2017. Approximately 1,396 holes, totaling 339,733 meters, supported the resource model used in the Donlin Gold FS. The remaining holes were either drilled more recently than the completion of the Donlin Gold FS (2017) or were utilized for other purposes, such as district exploration, carbonate resource, facilities condemnation, hydrology, and infrastructure engineering.

Year	Company	Work Performed	Results
1909 to 1956	Various prospectors and placer miners	Gold discovered in 1909. Placer mining by hand, underground, and hydraulic methods.	Total placer gold production of approximately 30,000 ounces.
1970s to 2015	Robert Lyman and heirs	Resumed sluice mining in Donlin Gold area and placer mined Snow Gulch.	First year of mining Snow Gulch produced best results, with 800 ounces of gold recovered. Donlin Gold has obtained an agreement with the Lyman family to consolidate the land package around the proposed mine.
1974, 1975	Resource Associates of Alaska (RAA)	Regional mineral potential evaluation for Calista. Soil grid and three bulldozer trenches dug in Snow Gulch area.	Soil, rock, and vein samples have anomalous gold values. Trench rock sample results range from 2 to 20 grams per tonne gold.
1984 to 1987	Calista Corporation	Minor work. Geologists from various mining companies, including Cominco and Kennecott, visit the property.
1986	Lyman Resources	Auger drilling for placer evaluation finds abundant gray, sulfide rich clay near Quartz Gulch.	Assays of cuttings average over 7 grams per tonne gold. Initial discovery of Far Side (“Carolyn”) prospect.
1987	Calista Corporation	Rock sampling of ridge tops and auger drill sampling of Far Side prospect.	Anomalous gold values from auger holes: best result = 9.7 grams per tonne gold.
1988 to 1989	Western Gold Exploration and Mining Co.	Airborne geophysics, geological mapping, and soil sampling over most of the project area. Total of 13,525 meters of D9 Cat trenching at all prospects. Over 15,000 soil, rock chip, and auger samples collected. Drilling included 3,106 feet of AX core drilling, 404 meters in 239 auger holes, and 10,423 meters of RC drilling (125 holes). First metallurgical tests and petrographic work.	Initial work identified eight prospects with encouraging geology (Snow, Dome, Quartz, Carolyn, Queen, Upper Lewis, Lower Lewis, and Rochelieu). Drilling at most of these prospects led to identification of the Lewis areas as having the best bulk-mineable potential. Mineral resource estimate completed.

Year	Company	Work Performed	Results
1993	Teck Exploration Ltd.	D-9 Cat trenching (1,400 meters) and two 500 meter soil lines in Lewis area. Petrographic, fluid inclusion, and metallurgical work.	Identified new mineralized areas, updated Mineral resource estimate.
1995 to 2000	Placer Dome	87,383 meters of core, 11,909 meters of RC drilling and 8,493 meters of trenching. Environmental monitoring and assessment.	Drilled the American Creek magnetic anomaly (ACMA), discovered the ACMA deposit. Numerous mineral resource estimation iterations.
2001 to 2002	NOVAGOLD	46,495 meters of core, 38,022 meters of RC drilling, 89.5 meters of geotechnical drilling, and 268 meters of water monitoring holes.	Filed a preliminary assessment report on the project. Updated resource estimate.
2003 to 2005	Donlin Gold Joint Venture	25,448 meters of core and 5,979 meters of RC drilling. Calcium carbonate exploration drilling; IP lines for facility condemnation studies.	Infill drilled throughout the resource area. Discovered a calcium carbonate resource. Poor quality IP data.
2006	Donlin Gold Joint Venture	92,804 meters of core drilling to support mineral resource classification conversion, slope stability, metallurgy, waste rock, carbonate exploration, facilities and port road studies.	Geological model and mineral resource update.
2007	Donlin Gold Joint Venture	Core drilling totaled 75,257 meters and included resource delineation, geotechnical and engineering, and carbonate exploration. 13 RC holes for monitor wells and pit pump tests totaled 1,043 meters.	Improved pit slope parameters, positive hydrogeological results. Carbonate exploration was negative. Updated mineral resource estimate. Completed feasibility study with positive results.
2008	Donlin Gold LLC	108 core holes totaling 33,425 meters for exploration and facility related geotechnical and condemnation studies. Updated resource models. Metallurgical test work: flotation variability and CN leach. 54 test pits and 37 auger holes were also completed for overburden characterization.	Resource expansion indicated for East ACMA. CN leach resource potential indicated for the main resource area, Snow, and Dome prospects. Facility sites successfully condemned. Updated resource estimates utilizing applicable data through 2007.
2009	Donlin Gold LLC	19 geotechnical core holes totaling 950 meters in facility sites and to address hydrology.
2010	Donlin Gold LLC	Six geotechnical core holes totaling 2,090 meters to evaluate slope stability of expanded pit. Also drilled 90 auger holes totaling 585 meters and dug 59 test pits to further evaluate overburden conditions and gravel supplies within tailings storage facility (TSF) area.	Pit slope stability of new pit design remained acceptable. Construction suitability of surficial materials in TSF is evaluated.
2017	Donlin Gold LLC	16 core holes totaling 7,040 meters to test targeted mineralized zones, collect structural data related to mineralization, and collect geotechnical data.

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

Base Case Project Sensitivity to Gold Price

Gold ($ per ounce)	LOM Cash Flow ($ million)(1)	Year -5 NPV5% ($ million)(2)	Year -5 IRR (%)(2)
$1,000	$2,143	$(1,342)	2.3
$1,100	$4,191	$(385)	4.3
$1,200	$6,197	$547	6.0
$1,300	$8,187	$1,465	7.5
$1,400	$10,166	$2,375	8.9
$1,500	$11,631	$3,147	10.2

Summary of Key Evaluation Metrics (Base Case at $1,200 per ounce gold)

Total tonnes mined (million)	3,260
Ore tonnes treated (million)	505
Strip ratio (waste tonnes per ore tonne)	5.48
Gold ounces recovered (million)	30.4
Gold recovery (%)	89.8%

($ million)
Gold, net revenue	$36,445
Less:
Mining	(8,200)
Processing	(7,808)
G&A, community, refining& land	(3,232)
Costs applicable to sales(3)	(19,240)
Initial capital(1)	(6,511)
Sustaining capital	(1,505)
Total capital	(8,016)
Income taxes	(2,741)
Reclamation trust fund	(274)
Salvage	23
Total costs	(30,248)
Total cash flow(1)	$6,197

Payback period (years)	9.2
Operation life (years)	27

Year -5 NPV5%(2) ($ million)	$547
Year -5 IRR(2)	6.0%

Notes:

(1)	Cash flow after-tax excludes sunk costs of $168 million assumed to be spent in Years -6 and -7.

(2)	Reference dates for discounted cash flow metrics are Year -5 (January 1, 2014 per the Donlin Gold FS) and exclude sunk costs.

(3)	Costs applicable to sales (US GAAP), excluding Depreciation and Reclamation costs.

Operating Cost Estimates

	$ per ounce	$ per tonne milled
Mining cost	$270	$16.24
Process cost	257	15.47
G&A, community, refining & land	107	6.42
	$634	$38.13

Capital Cost Estimates

($ million)
Mining	$345
Site preparation /roads	236
Process facilities	1,326
Tailings	120
Utilities (including natural gas pipeline)	1,302
Ancillary buildings	304
Off-site facilities	243
Total direct costs	3,876
Owners’ costs	414
Indirect costs	1,405
Contingency	984
Total indirect and contingency	2,803
Total project cost	$6,679

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

Water Diversion Dams

Water dams are required during the construction period and initial years of operation to protect the lined upstream face of the tailings starter dam from a significant flood event, to provide a reliable source of fresh water during operation of the process plant, and to minimize runoff into the TSF.

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

At the time of the Donlin Gold FS, the natural gas pipeline was a lower-cost alternative to the previously considered barging of diesel fuel to site to generate electricity. The Donlin Gold FS operating costs are based on importing liquefied natural gas (LNG) by ship to Anchorage and total delivery costs to site which includes regasification of the LNG and delivery from Anchorage to the Donlin Gold project via the pipeline.

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

The Donlin Gold FS contemplates that the following taxes may be levied on the project:

•	Federal income tax – the greater of the U.S. regular tax of 35% or alternative minimum tax of 20%.
•	Alaska state income tax – 9.4% of net income or alternative minimum tax of 18% of federal alternative minimum tax.
•	Alaska state mining license tax – 7% of taxable mining income, less depletion. There is a 3.5-year tax holiday on the mining license tax.

Income tax becomes payable after deductions for capital allowances. See Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12 below, for subsequent events that may affect the taxes applicable to the project.

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

On November 16, 2011, we announced that we were evaluating opportunities to sell all or part of our 50% interest in the Galore Creek project. As of November 30, 2017, we had not received an acceptable offer for our 50% interest in the Galore Creek project.

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

On July 27, 2011, we announced the results of the PFS for the Galore Creek project. The PFS estimates the Galore Creek project has proven and probable mineral reserves of 528 million tonnes grading 0.59% copper, 0.32 grams per tonne gold and 6.02 grams per tonne silver at an NSR cut-off of C$10.08 per tonne for estimated contained metal of 6.8 billion pounds of copper, 5.45 million ounces of gold and 102.1 million ounces of silver. In addition, the Galore Creek project has estimated measured and indicated mineral resources (exclusive of mineral reserves) of 286.7 million tonnes grading 0.33% copper, 0.27 grams per tonne gold and 3.64 grams/tonne silver for estimated contained metal of 2.07 billion pounds of copper, 2.53 million ounces of gold and 33.54 million ounces of silver, and estimated inferred mineral resources of 346.6 million tonnes grading 0.42% copper, 0.24 grams per tonne gold and 4.28 grams per tonne silver for estimated contained metal of 3.23 billion pounds of copper, 2.70 million ounces of gold and 47.73 million ounces of silver at an NSR cut-off of C$10.08 per tonne. Mineral resources that are not mineral reserves do not have demonstrated economic viability. The PFS initial capital cost estimate for the Galore Creek project was C$5.2 billion dollars. Capital costs are estimated with an accuracy range of +25% / -20% (including contingency). The project’s estimated net present value (NPV7%), using the PFS base case metal price assumptions set forth below, was assessed at C$137 million on a post-tax basis. The corresponding post-tax IRR of the project was estimated at 7.4%. Base case metal prices used in the PFS were $2.65 per pound copper, $1,100 per ounce gold and $18.50 per ounce silver with a foreign exchange rate of $0.90 = C$1.00.

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

Reserve and Resource Estimate

Proven and Probable Mineral Reserve Estimate

	Tonnes	Diluted Grade			Contained Cu	Contained Au	Contained Ag
	(million tonnes)	Cu (%)	Au (g/t)	Ag (g/t)	(billion pounds)	(million ounces)	(million ounces)
Proven	69.0	0.61	0.52	4.94	0.9	1.15	11.0
Probable	459.1	0.58	0.29	6.18	5.9	4.30	91.2
Proven and probable	528.0	0.59	0.32	6.02	6.8	5.45	102.1

Effective Date July 11, 2011, Jay Melnyk, P.Eng.

Notes:

(1)	Mineral reserves are contained within measured and indicated pit designs, and supported by a mine plan, featuring variable throughput rates, stockpiling and cut-off optimization. The pit designs and mine plan were optimized on diluted grades using the following economic and technical parameters: Metal prices for copper, gold and silver of $2.50 per pound, $1,050 per ounce, and $16.85 per ounce, respectively. Mining and ore based costs (process, G&A and mine general) of C$1.60 per tonne mined and C$10.08 per tonne milled respectively; an exchange rate of $0.91 to C$1.00; variable recovery versus head grade relationships for both oxidized and non-oxidized material; appropriate smelting, refining and transportation costs; and inter ramp pit slope angles varying from 42º to 55º. The mineral reserves are reported in accordance with NI 43-101, which differs from SEC Industry Guide 7. The project is without known reserves as defined under SEC Industry Guide 7. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.

(2)	Mineral reserves are reported using a ‘cash flow grade’ ($NSR/SAG mill hour) cut-off which was varied from year to year in the scheduling process to optimize NPV. The cash flow grade is a function of the NSR ($ per tonne) and SAG mill throughput (tonnes per hour). The net smelter return (NSR) was calculated as follows: NSR = Recoverable Revenue – TCRC (on a per tonne basis), where: NSR = Net Smelter Return; TCRC = Transportation and Refining Costs; Recoverable Revenue = Revenue in Canadian dollars for recoverable copper, recoverable gold, and recoverable silver using the economic and technical parameters mentioned above. SAG throughputs were modeled by correlation with alteration types.

(3)	The life of mine strip ratio is 2.16.

(4)	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

(5)	Tonnage and grade measurements are in metric units. Contained gold and silver ounces are reported as troy ounces, contained copper pounds as imperial pounds. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.

Measured and Indicated Resources Estimate (exclusive of reserves)

	Tonnes (million tonnes)	Cu Grade (%)	Au Grade (g/t)	Ag Grade (g/t)	Contained Cu (billion pounds)	Contained Au (million ounces)	Contained Ag (million ounces)
Measured	39.5	0.25	0.39	2.58	0.22	0.50	3.27
Indicated	247.2	0.34	0.26	3.81	1.85	2.04	30.26
Measured and indicated	286.7	0.33	0.27	3.64	2.07	2.53	33.54

Inferred Mineral Resource Estimate

	Tonnes (million tonnes)	Cu Grade (%)	Au Grade (g/t)	Ag Grade (g/t)	Contained Cu (billion pounds)	Contained Au (million ounces)	Contained Ag (million ounces)
Inferred	346.6	0.42	0.24	4.28	3.23	2.70	47.73

Effective Date July 11, 2011, G. Kulla, P.Geo.

Notes:

(1)	Mineral resources are exclusive of Mineral reserves. Mineral resources that are not Mineral reserves do not have demonstrated economic viability. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.

(2)	Mineral resources are contained within a conceptual measured, indicated and inferred optimized pit shell using the same economic and technical parameters as used for Mineral reserves. Tonnages are assigned based on proportion of the block below topography. The overburden/bedrock boundary has been assigned on a whole block basis. Commodity prices used to constrain the Mineral Resources are $2.50 per pound copper, $1,050 per ounce gold, and $16.85 per ounce silver.

(3)	Mineral resources have been estimated using a constant NSR cut-off of $10.08 per tonne milled. The Net Smelter Return (NSR) was calculated as follows: NSR = Recoverable Revenue – TCRC (on a per tonne basis), where: NSR = Diluted Net Smelter Return; TCRC = Transportation and Refining Costs; Recoverable Revenue = Revenue in Canadian dollars for recoverable copper, recoverable gold, and recoverable silver using silver using the economic and technical parameters used for mineral reserves.

(4)	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

(5)	Tonnage and grade measurements are in metric units. Contained gold and silver ounces are reported as troy ounces, contained copper pounds as imperial pounds.

(6)	Inferred resources are in addition to measured and indicated resources. Inferred resources have a great amount of uncertainty as to their existence and whether they can be mined legally or economically. It cannot be assumed that all or any part of the inferred resources will ever be upgraded to a higher category. See Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves, above.

(7)	Tonnage and grade measurements are in metric units. Contained gold and silver ounces are reported as troy ounces, contained copper pounds as imperial pounds.

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

The PFS project design and configuration is different from the design that was permitted under the original environmental assessment certificate and that received federal approval. Some of the most significant changes are:

•	Better understanding of geochemistry, resulting in a different approach to waste rock and tailings management;
•	Simplified waste and water management strategy in the Galore Creek valley plant site and tailings relocated outside of the Galore Creek valley, in a new previously unaffected watershed (West More);
•	Deletion of a 30-kilometer section of access road down the Sphaler Valley to the Porcupine River and the Scott Simpson Valley, significantly reducing potential environmental impacts and geohazards;
•	Deletion of the airstrip that was to be constructed in the Porcupine River Valley; and
•	Addition of new load-out facilities at the Port of Stewart.

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

Current Activities

Galore Creek Mining Corporation and the Tahltan Nation have submitted written comments opposing the proposed More Creek Hydro project because the impacts of the project would be significant, including the destruction of riverine fish habitat and fisheries, loss of cultural sites, and inundation of the Galore Creek access road. Alaska Hydro Corporation, a British Columbia based company, proposes to develop the More Creek Hydro project, a 75-megawatt hydroelectric facility with reservoir storage, which would be located on More Creek, approximately 130 kilometers north of Stewart, in British Columbia. As proposed, the More Creek Hydroelectric project would generate approximately 348 gigawatt hours of electricity per year, and its reservoir storage area would cover approximately 2,680 hectares of the More Creek drainage area basin. Both the British Columbia Environmental Assessment Office and the Canadian Environmental Assessment Agency have indicated that they will require preparation of environmental assessments for the More Creek Hydro project. The More Creek Hydro project remains in the pre-application phase. GCMC intends to continue to monitor the proposed More Creek Hydro project and to participate in the related federal and provincial permitting processes to ensure that the proposed project does not adversely affect the Galore Creek project.

In September 2017, GCMC and the Tahltan Central Government signed a Negotiation Agreement that provides a framework for the parties to negotiate regarding the possible renewal, amendment, or replacement of the Participation Agreement dated February 10, 2006 between the Tahltan and GCMC. The Negotiation Agreement expressly extends the term of the Participation Agreement until a new agreement is executed or the parties otherwise terminate the Participation Agreement or Negotiation Agreement. The Tahltan Central Government and GCMC initiated negotiations in the third quarter of 2017, which negotiations are continuing.

For additional information on current activities, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Copper Canyon Acquisition

On May 20, 2011, we completed the acquisition of Copper Canyon Resources Ltd. (“Copper Canyon”) a junior exploration company whose principal asset was its 40% joint venture interest in the Copper Canyon copper-gold-silver property that is adjacent to the Galore Creek project. A wholly-owned subsidiary of NOVAGOLD held the remaining 60% joint venture interest in the Copper Canyon property, which was subsequently transferred to the Galore Creek Partnership. The Copper Canyon property is subject to a 2% NSR royalty which may be reduced to 0.5% by the payment of C$2.0 million to the royalty holder.

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

Item 4.      Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (MSHA). During the fiscal year ended November 30, 2017, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold is the operator of the Donlin Gold project and GCMC is the operator of the Galore Creek project. Neither Donlin Gold nor GCMC is a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control either of Donlin Gold or GCMC.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the New York Stock Exchange (NYSE American) and on the Toronto Stock Exchange (TSX) under the symbol “NG.” On January 17, 2018, there were 640 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. We believe that more than half of our common shares are beneficially owned by investors in the United States. The following table sets out the high and low closing prices per share of our common shares on the NYSE American and TSX for the periods indicated.

		NYSE American (US$)		TSX (C$)
Fiscal Year	Quarter	High	Low	High	Low
2017	Fourth	4.60	3.82	5.62	4.88
	Third	4.81	3.93	6.30	5.06
	Second	5.49	3.87	7.33	5.21
	First	6.14	3.85	8.04	5.24
2016	Fourth	6.01	4.05	7.69	5.36
	Third	7.27	5.15	9.53	6.76
	Second	6.49	4.82	8.26	6.47
	First	4.96	3.54	6.73	5.17

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

This comment is restricted to holders of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the benefits of the Convention, (iii) holds all common shares as capital property, (iv) deals at arm’s length with and is not affiliated with NOVAGOLD, (v) does not and is not deemed to use or hold any common shares in a business carried on in Canada, (vi) is not an insurer that carries on business in Canada and elsewhere and (vii) is not a “specified shareholder” (as defined in subsection 18(5) of the Canadian Tax Act) (each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, that the benefits of the Convention will extend to the entity in respect of its common shares. This summary does not deal with special situations such as the particular circumstances of traders or dealers or holders who have entered into a “derivative forward agreement” (as defined in the Canadian Tax Act) in respect of the common shares. Such holders should consult their own tax advisors.

Generally, a U.S. Resident Holder’s common shares will be considered to be capital property of a U.S. Resident Holder provided that the U.S. Resident Holder does not use the common shares in the course of carrying on a business of trading and dealing in securities and has not acquired the common shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation).

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof, and the current published administrative and assessing policies of the Canada Revenue Agency (CRA). It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative or assessing practice, whether by judicial, legislative, governmental or administrative decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.

Currency conversion

For the purposes of the Canadian Tax Act, all amounts relating to the acquisition, holding or disposition of common shares, including dividends and proceeds of disposition must be determined in Canadian dollars based on the daily exchange rate of the Bank of Canada on the particular day or such other rate of exchange as acceptable to the CRA.

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

Generally, a U.S. Resident Holder’s common shares will not constitute “taxable Canadian property” of the U.S. Resident Holder at a particular time at which the common shares are listed on a “designated stock exchange” (which currently includes the TSX and NYSE American) unless at any time during the 60-month period immediately preceding a disposition both of the following conditions are true:

(i)	the U.S. Resident Holder, any one or more persons with whom the U.S. Resident Holder does not deal at arm’s length, or partnership in which the U.S. Resident Holder or persons with whom the U.S. Resident Holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, alone or in any combination, owned 25% or more of the issued shares of any class or series of the capital stock of NOVAGOLD; and

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

U.S. Resident Holders whose shares are taxable Canadian property should consult their own tax advisors.

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

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of common shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our common shares or other securities, in particular, the tax consequences if the Company is or becomes a “passive foreign investment company” (commonly known as a “PFIC”) within the meaning of Section 1297 of the United States Internal Revenue Code. For further information, see section Item 1A, Risk Factors - Acquiring, holding or disposing of NOVAGOLD’s securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K and, in particular, potential investors should be aware that NOVAGOLD does not believe it is a “passive foreign investment company” under the U.S. Internal Revenue Code for the year ended November 30, 2017, but if it is or becomes a passive foreign investment company, there may be tax consequences for investors in the United States.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

Item 6.     Selected Financial Data

The selected financial data set forth in the table below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and the Notes thereto.

	Years ended November 30,
($ thousands, except per share)	2017	2016	2015	2014	2013
Loss from operations	$(33,697)	$(30,147)	$(31,696)	$(38,008)	$(55,776)
Net loss	$(39,016)	$(33,846)	$(31,952)	$(40,484)	$(62,760)

Net loss per common share
Basic and diluted	$(0.12)	$(0.11)	$(0.10)	$(0.13)	$(0.20)

	As of November 30,
	2017	2016	2015	2014	2013
Total assets	$398,869	$408,261	$433,584	$524,546	$578,686
Long-term liabilities	$111,418	$104,947	$100,771	$100,204	$108,684
Shareholders’ equity	$284,029	$300,263	$329,296	$405,116	$465,649

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended November 30, 2017, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.

In 2017, we successfully delivered on the key goals established at the beginning of the year. Highlights of our accomplishments include:

Advancement of the Donlin Gold project

Permitting activities continued at Donlin Gold in 2017 and were focused on advancing major permits and approvals with state and federal agencies. The U.S. Army Corps of Engineers (the “Corps”), the lead federal agency for the Donlin Gold Environmental Impact Statement (EIS), anticipates that the final EIS will be published in early 2018. The final EIS is required before the Corps can issue a record of decision on Donlin Gold’s Clean Water Act Section 404 (wetland) and Section 10 (rivers and harbors) permit application. The Corps anticipates issuing the record of decision in the second half of 2018. All Donlin Gold EIS documents, including the Corps’ time table for the Donlin Gold EIS process, can be found on their website at www.donlingoldeis.com.

The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for Donlin Gold. This document is comprised of four main sections which:

•	Outline the purpose and need for the development of the proposed mine and the benefit it would bring to the stakeholders of Donlin Gold’s Alaska Native Corporation partners, Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC).

•	Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.

•	Prepare an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential physical, biological, social, and cultural impacts relative to the existing baseline conditions. This portion constitutes the most extensive part of the EIS.

•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.

Donlin Gold continues to advance other major permits and approvals, including:

•	The final Prevention of Significant Deterioration permit was issued by the Alaska Department of Environmental Conservation (ADEC) on June 30, 2017;

•	The release of the draft water discharge and integrated waste management permits for public comment by ADEC on December 15, 2017; and

•	The majority of key State permits and approvals are scheduled to be finalized concurrent with the Corps’ record of decision in 2018.

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

Donlin Gold remains actively engaged in extensive outreach efforts with local stakeholders, through multiple traditional village council meetings, regional tribal gatherings, and village visits across the Yukon-Kuskokwim (Y-K) region. Donlin Gold collaborated with Calista and TKC (owners of the mineral and surface rights, respectively) on grants, scholarships and community outreach efforts.

As the Donlin Gold EIS and permitting processes progress, the owners (Barrick and NOVAGOLD) continue to study ways to further enhance the project’s value and reduce initial capital through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for financing of some capital intensive infrastructure. A core drilling program was conducted in 2017 in support of ongoing optimization efforts. To date, these additional studies have identified opportunities that have the potential to benefit the project when the owners decide to update the Donlin Gold FS and to initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. Barrick and NOVAGOLD will take all of this work into account before reaching a construction decision.

Our share of funding for Donlin Gold in 2017 was $11.4 million, including $8.1 million for permitting and community engagement, and $3.3 million for the drill program and optimization efforts. Our share of the 2018 work program and budget includes $9 million to continue to advance the permitting process through issuance of the final EIS and Record of Decision, and $5 million to continue optimization efforts. In addition, Donlin Gold will continue to maintain its engagement with communities in the Y-K region.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Galore Creek project

In 2017, efforts were focused on site care and maintenance. We continue to be open to monetizing, in whole or in part, our 50% share of the Galore Creek project to strengthen our balance sheet and to contribute toward the development of the Donlin Gold project.

Our share of cash funding for Galore Creek was $1.6 million in 2017, primarily for care and maintenance, and supporting community initiatives. In 2018, our 50% share of the work program is expected to be approximately $3 million, primarily for site care and maintenance and to support community initiatives.

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

Maintained our strong financial position

Cash and term deposits decreased by $21.3 million in 2017 and totaled $84.0 million at November 30, 2017.

Outlook

Our goals for 2018 include:

•	Advance the Donlin Gold project toward a construction/production decision.

•	Advance Galore Creek mine planning and project design.

•	Maintain a healthy balance sheet.

•	Maintain an effective corporate social responsibility program.

•	Evaluate opportunities to monetize the value of a portion or all of our interest in Galore Creek.

We do not currently generate operating cash flows. At November 30, 2017, we had cash and cash equivalents of $28.0 million and term deposits of $56.0 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting of the Donlin Gold project. Additional capital will be necessary if permits are received for the Donlin Gold project and a decision to commence engineering and construction is reached. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital. For further information, see section Item 1A, Risk Factors - Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold and Galore Creek projects, and to continue as a going concern, will depend in part on our ability to obtain suitable financing, above.

In 2018, we expect to spend approximately $28 million, including $11 million for general and administrative costs, $14 million to fund our share of expenditures at the Donlin Gold project for permitting and optimization work and $3 million at the Galore Creek project, primarily for site care and maintenance.

Summary of Consolidated Financial Performance

	Years ended November 30,
($ thousands, except per share)	2017	2016	2015
Loss from operations	$(33,697)	$(30,147)	$(31,696)
Net loss	$(39,016)	$(33,846)	$(31,952)

Net loss per common share
Basic and diluted	$(0.12)	$(0.11)	$(0.10)

Results of Operations

2017 compared to 2016

Loss from operations increased $3.6 million from $30.1 million in 2016 to $33.7 million in 2017. The increase resulted from the 2017 Donlin Gold drilling program ($3.3 million), increased care and maintenance activity at Galore Creek ($0.5 million), higher general and administrative costs ($0.6 million), partially offset by lower permitting costs at Donlin Gold ($0.9 million).

Net loss increased from $33.8 million ($0.11 per share – basic and diluted) in 2016 to $39.0 million ($0.12 per share – basic and diluted) in 2017. The $5.2 million increase resulted from the loss from operations ($3.6 million) and an increase in other expense ($1.2 million). Other expense increased due to higher interest expense on the Barrick promissory note ($0.7 million), foreign exchange movements ($0.7 million) and deferred income tax expense ($0.4 million) due to an increase in the British Columbia provincial income tax rate, partially offset by increased interest income on term deposits ($0.2 million).

2016 compared to 2015

Loss from operations decreased $1.5 million from $31.7 million in 2015 to $30.1 million in 2016. The decrease resulted from lower permitting costs at the Donlin Gold project ($2.2 million), partially offset by higher net costs at Galore Creek ($0.7 million) due to a gain on the sale of surplus equipment in 2015.

Net loss increased from $32.0 million ($0.10 per share – basic and diluted) in 2015 to $33.8 million ($0.11 per share – basic and diluted) in 2016. The $1.8 million increase resulted primarily from an increase in other expense ($3.3 million) and income tax expense ($0.1 million), partially offset by the reduction in the loss from operations ($1.6 million). Other expense was higher in 2016, as the prior year amount included foreign exchange gains related to the strengthening of the U.S. dollar in relation to the Canadian dollar ($4.8 million), partially offset by lower interest expense after the repurchase of the remaining convertible notes in 2015 ($0.6 million) and a write-down of marketable securities ($0.4 million) in 2015.

Liquidity, Capital Resources and Capital Requirements

	Years ended November 30,
($ thousands)	2017	2016	2015
Cash provided from (used in):
Operating activities	$(8,280)	$(7,421)	$(10,599)
Investing activities	$6,004	$268	$(964)
Financing activities	$(196)	$(4,275)	$(16,656)

	At November 30,
($ thousands)	2017	2016	Change
Cash and cash equivalents	$27,954	$30,274	$(2,320)
Term deposits	$56,000	$75,000	$(19,000)

Spending for the Donlin Gold and Galore Creek projects, along with general and administrative costs totaled $23.5 million in 2017, and was lower than our 2017 outlook of $27 million, mainly due to lower than expected permitting and optimization work expenditures at Donlin Gold. The net change in cash and term deposits was also favorably impacted by higher interest income and working capital changes, resulting in a net decrease in cash and term deposits of $21.3 million.

The U.S. dollar denominated term deposits are held at Canadian chartered banks. We have sufficient working capital available for the next twelve-month period, including advancement of the Donlin Gold project through the expected remaining permitting process.

2017 compared to 2016

Cash used in operating activities increased by $0.9 million as the prior year benefited from the receipt of exploration tax credits related to Galore Creek. Cash provided from investing activities increased by $5.7 million as increased cash provided from term deposits ($9.0 million) were partially offset by increased cash used to fund Donlin Gold and Galore Creek ($3.3 million), primarily due to the 2017 Donlin Gold drill program. Cash used in financing activities decreased by $4.1 million, primarily due to lower withholding taxes paid on vested performance share units. The Company elected to deliver full shares to executives in the first quarter of 2017 to reduce the use of cash.

2016 compared to 2015

Cash used in operating activities decreased by $3.2 million primarily due to the receipt of exploration tax credits resulting from previous drilling programs at Galore Creek and lower interest payments due to the repurchase of convertible notes in 2015. Cash used in investing activities to fund our share of the Donlin Gold and Galore Creek projects decreased by $1.2 million in 2016 due to the timing of Donlin Gold funding requirements for permitting ($1.7 million), partially offset by the sale of surplus equipment at Galore Creek ($0.5 million) in 2015. Term deposits decreased by $10.0 million in each of 2016 and 2015. Cash used in finance activities decreased $12.4 million due to the 2015 repayment of convertible debt ($15.8 million), partially offset by higher withholding taxes on vested performance share units ($3.5 million).

Contractual Obligations

Our contractual obligations as of November 30, 2017 were as follows:

(US$ thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Remediation	$182	$182	$—	$—	$—
Office and equipment leases	1,055	198	226	199	432
Promissory note	90,040	—	—	—	90,040
Total	$91,277	$380	$226	$199	$90,472

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Outstanding share data

As of January 17, 2018, the Company had 322,294,889 common shares issued and outstanding. Also as of January 17, 2018, the Company had: i) a total of 20,159,150 stock options outstanding; 14,625,284 of those stock options with a weighted-average exercise price of C$3.87 and the remaining 5,533,866 with a weighted-average exercise price of $4.23; and ii) 1,809,000 performance share units and 320,060 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 23,192,710 common shares.

Related party transactions

The Company provided office rental and services to Galore Creek Partnership for $207,000 in 2017, $335,000 in 2016 and $349,000 in 2015. The office space agreement ended in August 2017.

As of November 30, 2017, the Company has accounts receivable from Galore Creek of $nil (2016: $28,000) included in other current assets and $3,674,000 (2016: $3,526,000) included in other long-term assets. The Company owed $119,000 to an affiliate of Electrum at November 30, 2016 for reimbursement of director and officer travel expenses included in accounts payable and accrued liabilities.

Fourth quarter results

During the fourth quarter of 2017, we incurred a net loss of $10.0 million compared to a net loss of $7.4 million for the comparable period in 2016. The increase in net loss primarily resulted from higher equity losses from Donlin Gold due to the 2017 drilling program.

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

Donlin Gold LLC and the Galore Creek Partnership are non-publicly traded equity investees holding exploration and development projects. The Company reviews and evaluates its investments in affiliates for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of investments in affiliates include a significant decrease in long-term expected gold or copper prices, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims or a change in the development plan or strategy for the project. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If the underlying assets are not recoverable, an impairment loss is measured and recorded based on the difference between the carrying amount of the investee and its estimated fair value which may be determined using a discounted cash flow model.

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

Share-based compensation

We grant share-based compensation awards in exchange for employee services, including a stock option plan and a performance share unit (PSU) plan. The fair value of awards granted under the plans are recognized in the consolidated statement of income (loss) over the related service period. The fair values of stock options are estimated at the time of each grant using a Black-Scholes option pricing model, and the fair values of PSUs are measured at each grant date using a Monte Carlo valuation model. The fair value estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance and the Company’s performance in relation to its peers.

We grant members of our board of directors deferred share units (DSUs) whereby each DSU entitles the directors to receive one common share of the Company when they retire from service with the Company. The fair value of the DSUs is measured at the date of the grant in amounts ranging from 50% to 100% of directors’ annual retainers at the election of the directors. The fair value is recognized in the consolidated statement of income (loss) over the related service period.

As of November 30, 2017, we had $1.0 million of unrecognized compensation cost related to 3.46 million non-vested stock options expected to be recognized and vest over a period of approximately one year. Also, as of November 30, 2017, we had 2.18 million non-vested PSU awards outstanding of which 1.24 million were fully expensed and subsequently expired with no value, and 0.94 million non-vested PSU awards with $2.4 million of unrecognized compensation cost expected to be recognized and vest over a period of approximately one year.

We adopted Accounting Standard Update No. 2016-09, which requires the classification of withholding tax on share-based compensation as a financing activity on the consolidated statement of cash flows. We early adopted this guidance as of December 1, 2016, and reclassified withholding tax on share-based compensation from “Net cash used in operating activities” to “Net cash used in financing activities.” We have elected to continue to estimate forfeiture rates on PSUs and stock options. Adoption of this guidance had no other impact on the consolidated financial statements or disclosures.

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

We have not hedged our exposure to currency fluctuations. At November 30, 2017, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at November 30, 2017, and assuming that all other variables remain constant, a $0.01 appreciation or depreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.8 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at November 30, 2017, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.9 million in the interest accrued on the promissory note per annum.

Item 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders of NOVAGOLD RESOURCES INC.

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. (NOVAGOLD or the Company) and its subsidiaries as of November 30, 2017 and November 30, 2016 and the related consolidated statements of loss and comprehensive loss, cash flows and statements of equity for each of the years in the three-year period ended November 30, 2017. We also have audited NOVAGOLD and its subsidiaries’ internal control over financial reporting as of November 30, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our integrated audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NOVAGOLD and its subsidiaries as of November 30, 2017 and November 30, 2016 and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, NOVAGOLD and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Other matter

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain cash payments relating to share-based compensation in 2017.

(signed) PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia, Canada

January 24, 2018

CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	At November 30,
	2017	2016
ASSETS
Cash and cash equivalents	$27,954	$30,274
Term deposits	56,000	75,000
Other assets (note 7)	883	2,064
Current assets	84,837	107,338
Investment in Donlin Gold (note 4)	1,100	951
Investment in Galore Creek (note 5)	251,461	241,404
Mineral property (note 6)	45,179	43,359
Deferred income taxes (note 12)	9,761	9,397
Other assets (note 7)	6,531	5,812
Total assets	$398,869	$408,261

LIABILITIES
Accounts payable and accrued liabilities	$727	$652
Accrued payroll and related benefits	2,513	2,185
Other liabilities	182	214
Current liabilities	3,422	3,051
Promissory note (note 8)	90,040	84,812
Deferred income taxes (note 12)	21,378	20,135
Total liabilities	114,840	107,998

Commitments and contingencies (note 17)

EQUITY
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 322.2 and 320.0 million shares, respectively	1,951,587	1,942,451
Contributed surplus	83,534	82,573
Accumulated deficit	(1,744,917)	(1,705,901)
Accumulated other comprehensive income (loss)	(6,175)	(18,860)
Total equity	284,029	300,263
Total liabilities and equity	$398,869	$408,261

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang	/s/ Anthony P. Walsh

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(US dollars in thousands except per share amounts)

	Years ended November 30,
	2017	2016	2015
Operating expenses:
Equity loss - Donlin Gold (note 4)	$11,219	$8,819	$11,016
Equity loss - Galore Creek (note 5)	1,676	1,149	392
General and administrative (note 10)	20,802	20,179	19,922
Studies and evaluation	—	—	366
	33,697	30,147	31,696

Loss from operations	(33,697)	(30,147)	(31,696)
Other income (expense) (note 11)	(4,587)	(3,422)	(103)
Loss before income taxes	(38,284)	(33,569)	(31,799)
Income tax expense (note 12)	(732)	(277)	(153)
Net loss	(39,016)	(33,846)	(31,952)

Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities during period	271	477	(227)
Reclassification adjustment for losses included in net loss (note 15)	—	—	426
Net unrealized gain, net of $43, $69 and $2 tax expense	271	477	199
Foreign currency translation adjustments	12,414	(1,652)	(52,729)
	12,685	(1,175)	(52,530)

Comprehensive income (loss)	$(26,331)	$(35,021)	$(84,482)

Net loss per common share
Basic and diluted	$(0.12)	$(0.11)	$(0.10)

Weighted average shares outstanding
Basic and diluted	321,659	319,774	317,850

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Years ended November 30,
	2017	2016	2015
		Revised[1]	Revised[1]
Operating activities:
Net loss	$(39,016)	$(33,846)	$(31,952)
Adjustments:
Equity losses of affiliates	12,895	9,968	11,408
Share-based compensation	10,293	10,263	9,488
Interest on promissory note	5,228	4,551	4,108
Deferred income tax expense (recovery)	382	(69)	(2)
Foreign exchange (gain) loss	531	(182)	(4,771)
Write-down of investments	—	—	426
Other	4	97	237
Changes in operating assets and liabilities:
Other assets	1,063	2,259	908
Accounts payable and accrued liabilities	52	(324)	(87)
Accrued payroll and related benefits	320	99	(188)
Other liabilities	(32)	(237)	(174)
Net cash used in operating activities	(8,280)	(7,421)	(10,599)

Investing activities:
Proceeds from term deposits	151,900	100,000	135,000
Purchases of term deposits	(132,900)	(90,000)	(125,000)
Funding of affiliates	(12,968)	(9,732)	(10,964)
Other	(28)	—	—
Net cash provided from (used in) investing activities	6,004	268	(964)

Financing activities:
Withholding tax on share-based compensation	(196)	(4,275)	(827)
Repayment of debt	—	—	(15,829)
Net cash used in financing activities	(196)	(4,275)	(16,656)

Effect of exchange rate changes on cash	152	(29)	(375)
Net change in cash and cash equivalents	(2,320)	(11,457)	(28,594)
Cash and cash equivalents at beginning of period	30,274	41,731	70,325
Cash and cash equivalents at end of period	$27,954	$30,274	$41,731

1 See Note 2 - Recently adopted accounting pronouncements, Compensation—Stock Compensation

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income (loss)	equity

November 30, 2014	317,288	$1,936,336	$74,038	$(1,640,103)	$34,845	$405,116
Share-based compensation	—	—	9,488	—	—	9,488
PSUs settled in shares	506	1,507	(1,507)	—	—	—
Stock options exercised	116	419	(419)	—	—	—
Withholding tax on PSUs	—	—	(826)	—	—	(826)
Net loss	—	—	—	(31,952)	—	(31,952)
Other comprehensive loss	—	—	—	—	(52,530)	(52,530)
November 30, 2015	317,910	$1,938,262	$80,774	$(1,672,055)	$(17,685)	$329,296
Share-based compensation	—	—	10,263	—	—	10,263
PSUs settled in shares	1,377	2,679	(2,679)	—	—	—
Stock options exercised	729	1,510	(1,510)	—	—	—
Withholding tax on PSUs	—	—	(4,275)	—	—	(4,275)
Net loss	—	—	—	(33,846)	—	(33,846)
Other comprehensive loss	—	—	—	—	(1,175)	(1,175)
November 30, 2016	320,016	$1,942,451	$82,573	$(1,705,901)	$(18,860)	$300,263
Share-based compensation	—	—	10,293	—	—	10,293
PSUs settled in shares	1,513	4,000	(4,000)	—	—	—
DSUs settled in shares	28	122	(122)	—	—	—
Stock options exercised	662	5,014	(5,014)	—	—	—
Withholding tax on PSUs	—	—	(196)	—	—	(196)
Net loss	—	—	—	(39,016)	—	(39,016)
Other comprehensive income	—	—	—	—	12,685	12,685
November 30, 2017	322,219	$1,951,587	$83,534	$(1,744,917)	$(6,175)	$284,029

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – THE COMPANY

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold and copper mineral properties. The Company has no realized revenues from its planned principal business purpose. The Company’s principal assets include a 50% interest in the Donlin Gold project in Alaska, U.S.A. and a 50% interest in the Galore Creek project in British Columbia, Canada. The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”). The Galore Creek project is owned by the Galore Creek Partnership a partnership in which Teck Resources Limited (“Teck”) and a wholly-owned subsidiary of NOVAGOLD each own a 50% interest.

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

Principles of consolidation

The Company’s Consolidated Financial Statements include NOVAGOLD RESOURCES INC. and its wholly-owned subsidiaries. The Company’s wholly-owned subsidiaries include NOVAGOLD Canada Inc., Copper Canyon Resources Ltd., NOVAGOLD U.S. Holdings Inc., NOVAGOLD Resources Alaska Inc., NOVAGOLD USA, Inc., and AGC Resources Inc. All inter-company transactions and balances are eliminated on consolidation.

The functional currency for the Company’s Canadian operations is the Canadian dollar and the functional currency for the Company’s U.S. operations is the U.S. dollar. Therefore, gains and losses on U.S. dollar denominated transactions and the effect of translating U.S. dollar denominated balances of Canadian operations are recorded in net loss. The effects of translating the Company’s Canadian operations from the Canadian dollar to the U.S. dollar are recorded in Other comprehensive income (loss).

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

Reclassifications

The Company adopted Accounting Standard Update (ASU) No. 2016-09, which requires the classification of withholding tax on share-based compensation as a financing activity on the consolidated statement of cash flows. Refer to Recently adopted accounting pronouncements for further details.

Recently adopted accounting pronouncements

Compensation—Stock Compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of cash payments related to tax withholdings on behalf of employees on the consolidated statements of cash flows, and accounting for forfeitures. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016. The Company adopted this guidance as of December 1, 2016, and reclassified $(4,275) and $(827) from Net cash used in operating activities to Net cash used in financing activities for the years ended November 30, 2016 and 2015, respectively. Accordingly the statements of cash flows for these years have been denoted as ‘revised.’ Adoption of this guidance had no other impact on the consolidated financial statements or disclosures.

Recently issued accounting pronouncements

Compensation—Stock Compensation

In May 2017, ASU No. 2017-09 was issued to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be applied prospectively to an award modified on or after the adoption date. The Company adopted this new guidance effective December 1, 2017, and does not expect it to have a material impact on the consolidated financial statements or disclosures.

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity. Furthermore, the Company will be required to reconcile cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total shown in the consolidated statements of cash flows. The Company anticipates adopting this new guidance effective December 1, 2018, and does not expect it to have a material impact on the consolidated financial statements or disclosures.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. The new guidance will require the Company to make an accounting policy election to classify distributions received from equity method investees (Donlin Gold LLC and Galore Creek Partnership) using a cumulative earnings approach or a nature of the distribution approach. The election will affect the classification of future distributions on the statement of cash flows as cash inflows from operating activities or investing activities. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018, and early adoption is permitted. The Company has evaluated this guidance and does not expect it to have a material impact on the consolidated financial statements or disclosures. The Company anticipates retrospectively adopting the new guidance effective December 1, 2018.

Leases

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13. The new guidance amends the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new guidance is effective for the Company’s fiscal year beginning December 1, 2019. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Adpoption of this guidance is not expected to materially increase the assets and liabilities of the Company.

Classification and Measurement of Financial Instruments

In January 2016, ASU No. 2016-01 was issued to amend the guidance on the classification and measurement of financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year beginning December 1, 2018. Early adoption is not permitted. The Company expects the updated guidance to result in a reclassification of unrealized gains and losses on equity investments from accumulated other comprehensive income (loss) to accumulated deficit in the consolidated balance sheets upon adoption.

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

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Years ended November 30,
	2017	2016	2015
Balance – beginning of period	$951	$1,058	$1,618
Share of losses
Mineral property expenditures	(11,139)	(8,689)	(10,845)
Depreciation	(80)	(130)	(171)
	(11,219)	(8,819)	(11,016)
Funding	11,368	8,712	10,456
Balance – end of period	$1,100	$951	$1,058

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.

	At November 30,
	2017	2016
Current assets: Cash, prepaid expenses and other receivables	$2,075	$1,540
Non-current assets: Property and equipment	23	101
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(998)	(690)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,100	$32,951

NOTE 5 – INVESTMENT IN GALORE CREEK

The Galore Creek project is owned by Galore Creek Partnership (GCP), a partnership in which Teck and a wholly-owned subsidiary of NOVAGOLD each own a 50% interest. GCP has a management committee comprised of four representatives, with two representatives selected by Teck and two representatives appointed by the Company. All significant decisions related to GCP require the approval of at least a majority of the GCP management committee representatives.

GCP prepares its financial statements under International Financial Reporting Standards, as issued by the IASB and presents its financial statements in Canadian dollars. In accounting for its investment in GCP, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.

Changes in the Company’s investment in GCP are summarized as follows:

	Years ended November 30,
	2017	2016	2015
Balance – beginning of period	$241,404	$242,906	$283,247
Share of losses
Mineral property expenditures	(48)	(169)	(147)
Care and maintenance expense	(1,628)	(980)	(884)
Gain on sale of equipment	—	—	639
	(1,676)	(1,149)	(392)
Funding	1,600	1,020	508
Exploration tax credit	—	—	107
Foreign currency translation	10,133	(1,373)	(40,564)
Balance – end of period	$251,461	$241,404	$242,906

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

	At November 30,
	2017	2016
Current assets: Cash, prepaid expenses and other receivables	$197	$170
Non-current assets: Mineral property	226,561	217,295
Current liabilities: Accounts payable and accrued liabilities	(237)	(112)
Non-current liabilities: Reclamation obligation	(7,645)	(7,260)
Net assets	$218,876	$210,093

NOTE 6 – MINERAL PROPERTY

In 2011, the Company acquired 40% of the Copper Canyon property in British Columbia, Canada adjacent to the Galore Creek project. The remaining 60% of the Copper Canyon property is owned by GCP.

NOTE 7 – OTHER ASSETS

	At November 30,
	2017	2016
Other current assets:
Accounts and interest receivable	$303	$547
Prepaid expenses	580	554
Receivable from Galore Creek Partnership	—	28
Note receivable	—	935
	$883	$2,064

Other long-term assets:
Marketable equity securities	$1,448	$1,117
Receivable from Galore Creek Partnership	3,674	3,526
Restricted cash – reclamation deposit	1,361	1,111
Office equipment	48	58
	$6,531	$5,812

NOTE 8 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $38,464 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,448 at November 30, 2017 ($1,117 at November 30, 2016), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	Years ended November 30,
	2017	2016	2015
Share-based compensation (note 13)	$10,293	$10,263	$9,488
Salaries and benefits	6,470	6,167	6,164
Office expense	2,140	2,035	2,090
Corporate communications and regulatory	992	1,001	1,452
Professional fees	873	680	693
Depreciation	34	33	35
	$20,802	$20,179	$19,922

NOTE 11 – OTHER INCOME (EXPENSE)

	Years ended November 30,
	2017	2016	2015
Interest income	$1,172	$947	$740
Interest expense	(5,228)	(4,551)	(5,188)
Foreign exchange gain (loss)	(531)	182	4,771
Write-down of investments	—	—	(426)
	$(4,587)	$(3,422)	$(103)

At November 30, 2017, all unrealized losses were in a continuous loss position for less than 12 months. During 2015, the Company recognized impairments for other-than-temporary declines in value of $426 for marketable equity securities.

NOTE 12 – INCOME TAXES

Effective November 2, 2017, the British Columbia provincial corporate tax rate increased from 11% to 12%, starting January 1, 2018. The overall increase in tax rates in 2018 will result in an increase in the Company’s statutory tax rate from 26% in 2017, to 26.92% in 2018, and to 27% in 2019 forward. The rate increase resulted in an additional deferred tax expense of $425 in the year-ended November 30, 2017.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Act”) into law. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Company does not expect any impact on recorded deferred tax balances as the remeasurement of net deferred tax assets will be offset by a change in valuation allowance. Since the Company has a November 30 fiscal year end, its U.S. subsidiaries will have a blended tax rate of 22.2% for the November 30, 2018 fiscal year and 21% thereafter on any current U.S. federal taxes payable. The Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, repeal of the Alternative Minimum Tax regime and the introduction of a base erosion and anti-abuse tax. These provisions are not expected to have immediate effect on the Company.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service further implications of the Act may be identified in future periods.

The Company’s Income tax expense consisted of:

	Years ended November 30,
	2017	2016	2015
Current:
Canada	$—	$—	$—
Foreign	350	346	155
	350	346	155
Deferred:
Canada	382	(69)	(2)
Foreign	—	—	—
	382	(69)	(2)
Income tax expense	$732	$277	$153

The Company’s Loss before income tax consisted of:

	Years ended November 30,
	2017	2016	2015
Canada	$(20,501)	$(18,912)	$(14,775)
Foreign	(17,783)	(14,657)	(17,024)
	$(38,284)	$(33,569)	$(31,799)

The Company’s Income tax expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

	Years ended November 30,
	2017	2016	2015
Loss before income taxes	(38,284)	(33,569)	(31,799)
Combined federal and provincial statutory tax rate	26%	26%	26%
Income tax recovery based on statutory income tax rates	(9,954)	(8,728)	(8,268)
Reconciling items:
Effect of future statutory tax rate change	(1,679)	—	—
Non-deductible expenditures	2,485	2,607	1,906
Foreign accrual property income	(439)	862	1,269
Effect of different statutory tax rates on earnings or losses of subsidiaries	(2,690)	(2,218)	(2,619)
Effect of tax losses expired	8	6	3,878
Change in valuation allowance on deferred tax assets	13,025	7,668	3,264
Other	(24)	80	723
Income tax expense	$732	$277	$153

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At November 30,
	2017	2016
Deferred tax income assets:
Asset retirement obligation	$75	$89
Net operating loss carry forwards	233,885	222,036
Capital loss carry forwards	33,666	31,352
Mineral properties	17,887	16,503
Intangible assets	494	456
Property and equipment	224	203
Investment in affiliates	44,484	42,743
Share issuance costs	74	137
Unpaid interest expense	3,044	3,044
Unrealized loss on investments	329	319
Investment tax credit	3,044	2,921
Other	1,200	1,137
	338,406	320,940
Valuation allowances	(297,770)	(282,698)
	40,636	38,242
Deferred income tax liabilities:
Investment in affiliates	(39,058)	(36,110)
Mineral properties	(12,174)	(11,251)
Investment tax credit	(822)	(760)
Unrealized gain on investments	(22)	—
Capitalized assets and other	(177)	(859)
	(52,253)	(48,980)
Net deferred income tax liabilities	$(11,617)	$(10,738)

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.

Net deferred income tax assets and liabilities consist of:

	At November 30,
	2017	2016
Long-term deferred income tax:
Assets	$9,761	$9,397
Liabilities	(21,378)	(20,135)
	$(11,617)	$(10,738)

Net operating losses available to offset future taxable income are as follows:

Year of Expiry	U.S.	Canada
2024	$1,032	$—
2025	1,246	—
2026	13,382	25,382
2027	18,493	4,077
2028	85	538
2029	11,223	12,679
2030	10,916	18,242
2031	16,580	17,115
2032	309,772	29,984
2033	14,529	22,423
2034	15,607	10,383
2035	16,383	6,872
2036	14,764	9,433
2037	14,198	11,016
	$458,210	$168,144

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. Ownership changes occurred on January 22, 2009 and on December 31, 2012 and the U.S. tax losses related to NOVAGOLD Resources Alaska Inc. and its investment in Donlin Gold LLC for the prior three-year periods prior to the change in control may be subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited or they may expire un-utilized. Losses incurred to date may be further limited if a subsequent change in control occurs.

The Company has recognized $9,761 (2016: $9,397, 2015: $9,711) of deferred tax assets that are dependent on the reversal of existing taxable temporary differences. The Company has suffered a loss in the current and prior period in the tax jurisdictions to which the deferred tax assets relate. The Company has undertaken a tax planning strategy in the current and prior period to merge Canadian entities when required to access the deferred tax assets to offset future increases in taxable income of the Canadian entities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated included the cumulative loss incurred as of November 30, 2017. Such objective evidence limits the ability to consider other subjective evidence such as management’s projections for future growth. On the basis of this evaluation, as of November 30, 2017, a valuation allowance of $297,770 (2016: $282,698, 2015: $275,305) inclusive of valuation allowance for investment tax credits has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as management’s projections for growth.

Uncertain tax position

There were no unrecognized tax benefits at November 30, 2017, 2016 and 2015. The Company recognizes any interest and penalties related to uncertain tax positions, if any, as income tax expense. At November 30, 2017, 2016 and 2015, there were no interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. The Company is currently under audit by the Canada Revenue Agency regarding transactions undertaken by one of the Company’s Canadian subsidiaries. With few exceptions, the tax years that remain subject to examination as of November 30, 2017 are 2013 to 2017 in Canada and 2014 to 2017 in the United States.

NOTE 13 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives, employees and eligible consultants, a PSU plan for executives, employees and eligible consultants and a DSU plan for directors of the Company. Options granted to purchase common shares have exercise prices not less than the fair market value of the underlying share at the date of grant. At November 30, 2017, 14.7 million common shares were available for future share incentive plan awards.

The Company recognized share-based compensation expense (recorded in General and administrative expenses) as follows:

	Years ended November 30,
	2017	2016	2015
Stock options	$5,496	$5,855	$4,736
Performance share unit plan	4,588	4,184	4,537
Deferred share unit plan	209	224	215
	$10,293	$10,263	$9,488

Stock options

Stock options granted under the Company’s share-based incentive plans generally expire five years after the date of grant and vest in one-third annual increments beginning on the date of grant. The value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected term of the option award and share price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of the Company’s shares at the date of grant. These estimates involve inherent uncertainties and the application of management’s judgment. In addition, management estimates the expected forfeiture rate and only recognizes expense for those options expected to vest. As a result, if other assumptions had been used, the recorded share-based compensation expense would have been different from that reported.

A summary of stock options outstanding as of November 30, 2017, and activity during the year ended November 30, 2017 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2016	19,829	$3.59
Granted	3,545	4.58
Exercised	(3,554)	4.54
Expired	(2,197)	9.42
Forfeited	(72)	4.60
November 30, 2017	17,551	$3.24	2.30	$13,837
Vested and exercisable as of November 30, 2017	14,058	$2.98	1.96	$13,837

The following table summarizes other stock option-related information:

	Years ended November 30,
	2017	2016	2015
Weighted-average assumptions used to value stock option awards:
Expected volatility	50%	54%	60%
Expected term of options (years)	3	3	3
Expected dividend rate	—	—	—
Risk-free interest rate	1.2%	0.5%	1.1%
Expected forfeiture rate	2.5%	3.0%	4.0%
Weighted-average grant-date fair value	$1.60	$1.37	$1.12
Intrinsic value of options exercised	$5,014	$1,510	$427
Cash received from options exercised	—	—	—

As of November 30, 2017, the Company had $980 of unrecognized compensation cost related to 3,458,383 non-vested stock options expected to be recognized and vest over a period of approximately one year.

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

A summary of PSU awards outstanding as of November 30, 2017, and activity during the year ended November 30, 2017 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2016	2,619	$3.15
Granted	940	4.58
Vested	(1,556)	2.83
Performance adjustment	179	2.83
Forfeited	(6)	4.32
November 30, 2017	2,176	$4.10	$2,158

During the year ended November 30, 2017, the Company paid $196 for employee withholding taxes on vested performance share units. As of November 30, 2017, the Company had 2,176,000 non-vested PSU awards outstanding of which 1,237,000 were fully expensed and subsequently expired with no value, and 939,000 non-vested PSU awards with $2,408 of unrecognized compensation cost expected to be recognized and vest over a period of approximately one year.

The following table summarizes other PSU-related information:

	Years ended November 30,
	2017	2016	2015
Performance multiplier on PSUs vested	113%	140%	137%
Common shares issued (thousands)	1,513	1,377	506
Total fair value of common shares issued	$6,932	$5,151	$1,351
Withholding tax paid on PSUs vested	$196	$4,275	$827

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the Directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the Directors to receive one common share when they retire from the Company. During the year ended November 30, 2017, the Company granted 48,380 DSUs to Directors with a weighted-average grant day fair value of $4.36 per DSU. The Company issued 27,536 common shares under the DSU plan in 2017. No shares were issued under the DSU plan in 2016 or 2015. At November 30, 2017, there were 307,690 DSUs outstanding.

NOTE 14 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 322,219,187 were issued and outstanding as of November 30, 2017, and 320,015,809 were issued and outstanding as of November 30, 2016.

Preferred shares

Pursuant to the Company’s Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the Directors. The Directors have the authority to determine the preferences, limitations and relative rights of each series of preferred shares. At November 30, 2017 and 2016, no preferred shares were issued or outstanding.

NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gain (loss) on marketable securities, net	Foreign currency translation adjustments	Total
November 30, 2016	$572	$(19,432)	$(18,860)
Change in other comprehensive income (loss) before reclassifications	271	12,414	12,685
Reclassifications from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	271	12,414	12,685
November 30, 2017	$843	$(7,018)	$(6,175)

Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)
	2017	2016	2015
Marketable equity securities adjustments
Impairment of marketable equity securities (1)	$—	$—	$426
Tax benefit (expense)	—	—	—
Net of tax	$—	$—	$426

(1) This accumulated other comprehensive income (loss) component is included in Other income (expense) in the Consolidated Statements of Loss.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company provided office rental and services to GCP for $207 in 2017, $335 in 2016 and $349 in 2015.

As of November 30, 2017, the Company has accounts receivable from GCP of $nil (2016: $28) included in other current assets and a receivable of $3,674 (2016: $3,526) included in other long-term assets. The Company owed $119 to an affiliate of Electrum Strategic Partners LLC, the Company’s largest shareholder, at November 30, 2016 for reimbursement of director and officer travel expenses included in accounts payable and accrued liabilities.

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

Commitments

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2018. Future minimum annual lease payments are $198 in 2018, $226 in 2019, $199 in 2020, $204 in 2021, $210 in 2022, and $18 in 2023, totaling $1,055.

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended November 30,
	2017	2016	2015
Interest received	$1,101	$878	$639
Interest paid	$—	$—	$435
Income taxes paid	$343	$327	$120

NOTE 19 – UNAUDITED SUPPLEMENTARY DATA

Quarterly data

The following is a summary of selected quarterly financial information (unaudited):

	2017
	Q1	Q2	Q3	Q4
Loss from operations	$(8,963)	$(7,558)	$(8,423)	$(8,753)
Net loss	$(10,143)	$(8,462)	$(10,393)	$(10,018)
Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)

	2016
	Q1	Q2	Q3	Q4
Loss from operations	$(9,530)	$(7,391)	$(6,422)	$(6,804)
Net loss	$(9,977)	$(9,138)	$(7,381)	$(7,350)
Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)

Significant after-tax items were as follows:

Fourth quarter 2017:	Donlin Gold drilling program, $2,317 ($0.01 per share loss - basic and diluted) included in Equity loss – Donlin Gold
Third quarter 2017:	Donlin Gold drilling program, $1,318 ($0.00 per share loss - basic and diluted) included in Equity loss – Donlin Gold
Second quarter 2017:	n/a
First quarter 2017:	n/a

Fourth quarter 2016:	n/a
Third quarter 2016:	n/a
Second quarter 2016:	n/a
First quarter 2016:	n/a

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

There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2017.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” “Information Concerning The Board Of Directors And Executive Officers” and “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters.” is incorporated by reference in this section. Finally, the information in our 2018 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information appearing in our 2018 Proxy Statement under the headings. “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion & Analysis”, “Tabular Disclosure of Executive Compensation”, “Non-Executive Director Compensation” and “Compensation Committee Report” is incorporated by reference in this section.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing in our 2018 Proxy Statement under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

The following table provides information as of November 30, 2017, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (C$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,034,856	4.18	25,075,829
Equity compensation plans not approved by security holders	—	—	—
Total	20,034,856	4.18	25,075,829

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2018 Proxy Statement under the heading “Interest Of Informed Persons In Material Transactions”, “Board of Directors” under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information appearing in our 2018 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as at November 30, 2017 and 2016 and for the years ended November 30, 2017, 2016 and 2015.

Schedule B – The Financial Statements of the Galore Creek Partnership as at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

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

Employment Agreement between NOVAGOLD USA, Inc. and David Ottewell, dated September 10, 2012, identified in exhibit list below.

2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) identified in exhibit list below.

NOVAGOLD Resources Inc. Employee Share Purchase Plan identified in exhibit list below.

NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan identified in exhibit list below.

NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan identified in exhibit list below.

(b) Exhibits

Exhibit No.	Description

3.1	Certificate of Continuance (British Columbia) dated June 10, 2013 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated June 19, 2013)
3.2	Certificate of Discontinuance (Nova Scotia) dated June 10, 2013 (incorporated by reference to Exhibit 99.2 to the Form 6-K dated June 19, 2013)
3.3	Notice of Articles (British Columbia) dated June 10, 2013 (incorporated by reference to Exhibit 99.3 to the Form 6-K dated June 19, 2013)
3.4	Articles of NOVAGOLD RESOURCES INC. dated June 20, 2013 (incorporated by reference to Exhibit 99.4 to the Form 6-K dated June 19, 2013)
10.2	Amendment dated January 13, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.3	Amendment dated February 11, 2009 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 (incorporated by reference to Exhibit 99.2 to the Form 6-K filed with the Securities and Exchange Commission on February 17, 2009)
10.5	Amendment dated July 28, 2008 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.8	Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.9	Amendment dated November 25, 2007 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.10	Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.11	2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) (incorporated by reference to Appendix A of the Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 23, 2017)
10.12	NOVAGOLD Resources Inc. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.13	NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan (as amended) (incorporated by reference to Appendix C of the Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 23, 2017)
10.14	NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan (as amended) (incorporated by reference to Appendix E to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 23, 2017)
10.15	Employment Agreement between the Registrant and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.16	Employment Agreement between the Registrant and David Deisley, dated September 4, 2012. (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.17	Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Ottewell, dated September 10, 2012. (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.18	Amendment dated July 15, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.19	Amendment dated June 1, 2011 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.20	Employment Agreement between the Registrant’s wholly-owned subsidiary, NOVAGOLD Resources Alaska, Inc., and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.21	Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Deisley, dated September 4, 2012. (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended November 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.22	Amendment to Employment Agreements among the Registrant, the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Deisley dated December 15, 2016 (incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on December 16, 2016)
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Kirk Hanson
23.3	Consent of Greg Kulla
23.4	Consent of Jay Melnyk
23.5	Consent of Gordon Seibel
23.6	Consent of AMEC
23.7	Consent of Clifford Krall
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Name: Gregory A. Lang
Title: President and Chief Executive Officer
Date: January 24, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 24, 2018

/s/ David A. Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 24, 2018

/s/ Thomas S. Kaplan	Chairman	January 24, 2018

/s/ Sharon Dowdall	Director	January 24, 2018

/s/ Gillyeard J. Leathley	Director	January 24, 2018

/s/ Igor Levental	Director	January 24, 2018

/s/ Kalidas V. Madhavpeddi	Director	January 24, 2018

/s/ Gerald J. McConnell	Director	January 24, 2018

Signature	Title	Date

/s/ Clynton R. Nauman	Director	January 24, 2018

/s/ Rick Van Nieuwenhuyse	Director	January 24, 2018

/s/ Anthony P. Walsh	Director	January 24, 2018

Item 15.(a)(2) Schedule A

Report of Independent Registered Public Accounting Firm

To the Shareholders of Donlin Gold LLC

We have audited the accompanying balance sheets of Donlin Gold LLC (the Company) as of
November 30, 2017 and November 30, 2016 and the related statements of loss and comprehensive loss, cash flows and equity for each of the years in the three-year period ended November 30, 2017. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donlin Gold LLC as of November 30, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

(signed) PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia, Canada

January 23, 2018

DONLIN GOLD LLC

BALANCE SHEETS

(U.S. dollars in thousands)

	At November 30,
	2017	2016

ASSETS
Cash	$4,008	$3,006
Prepaid expenses	142	73
Current assets	4,150	3,079
Property and equipment (note 3)	47	206
Mineral property (note 4)	65,384	65,384
Total assets	$69,581	$68,669

LIABILITIES
Accounts payable and accrued liabilities	$1,866	$1,261
Due to related parties (note 5)	130	119
Current liabilities	1,996	1,380
Reclamation and remediation (note 6)	1,384	1,384
Total liabilities	3,380	2,764

Commitments and contingencies (note 7)

EQUITY
Partners’ contributions	$374,946	$352,212
Accumulated deficit	(308,745)	(286,307)
Total equity	66,201	65,905
Total liabilities and equity	$69,581	$68,669

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years ended November 30,
	2017	2016	2015

Operating expenses:
Studies and drilling	$6,415	$—	$—
Permitting	5,886	5,231	7,072
General and administrative	4,810	4,576	6,233
Mineral and land leases	2,337	2,326	1,935
Community relations	1,779	1,893	1,699
Environmental compliance	515	1,754	1,190
Engineering	526	1,532	2,438
Camp operations and maintenance	11	66	1,122
Depreciation	159	261	342
	22,438	17,639	22,031

Loss from operations	(22,438)	(17,639)	(22,031)

Net loss and comprehensive loss	$(22,438)	$(17,639)	$(22,031)

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2017	2016	2015

Operating activities:
Net loss	$(22,438)	$(17,639)	$(22,031)
Adjustments:
Depreciation	159	261	342
Changes in operating assets and liabilities:
Prepaid expenses	(69)	29	110
Accounts payable and accrued liabilities	616	(492)	(288)
Net cash used in operations	(21,732)	(17,841)	(21,867)

Financing activities:
Partners’ contributions	22,734	17,424	20,914
Net cash provided from financing activities	22,734	17,424	20,914

(Decrease) in cash during the period	1,002	(417)	(953)
Cash at beginning of period	3,006	3,423	4,376
Cash at end of period	$4,008	$3,006	$3,423

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF EQUITY

(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity

Balance at December 1, 2014	$156,937	$156,937	$(246,637)	$67,237
Partners’ cash contribution	10,457	10,457	—	20,914
Net loss	—	—	(22,031)	(22,031)
Balance at November 30, 2015	$167,394	$167,394	$(268,668)	$66,120
Partners’ cash contribution	8,712	8,712	—	17,424
Net loss	—	—	(17,639)	(17,639)
Balance at November 30, 2016	$176,106	$176,106	$(286,307)	$65,905
Partners’ cash contribution	11,367	11,367	—	22,734
Net loss	—	—	(22,438)	(22,438)
Balance at November 30, 2017	$187,473	$187,473	$(308,745)	$66,201

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

During the year ended November 30, 2017, the Company continued to advance permitting of the Donlin Gold Project. The Company’s Board of Directors approved the Project's Updated Feasibility Study in July 2012 and the Company subsequently submitted a Plan of Operations and the Wetlands Permit Application under Section 404 of the U.S. Clean Water Act (CWA) to the U.S. Army Corps of Engineers (the “Corps”), formally initiating the permitting process. In 2017, the Corps is in the final stages of addressing comments from the draft Environmental Impact Study (EIS). The final EIS is expected to be released in March of 2018.  The Project received its air quality permit for construction in June of 2017.  Numerous state and federal permit decisions are expected in 2018 following release of the final EIS.

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

Cash and cash equivalents

Cash and cash equivalents consists of cash and highly liquid investments with original maturities of three months or less which are considered to be cash equivalents. The fair value of the Company’s financial assets, which includes cash, approximates their carrying values at November 30, 2017 due to their short-term nature.

Trade payables

The fair value of the Company’s financial liabilities, such as accounts payable and accrued liabilities approximates their carrying values at November 30, 2017 due to their short-term nature.

Due to related parties

The amounts due to Barrick are non-interest bearing, unsecured and without specified terms of repayment.

Recently adopted accounting pronouncements

Presentation of Financial Statements – Going Concern

In August 2014, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance was issued that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company adopted this guidance as of December 1, 2016. Application of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

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

NOTE 3 – PROPERTY AND EQUIPMENT

	At November 30,
	2017	2016
Plant and equipment	$2,372	$2,372
Accumulated depreciation	(2,325)	(2,166)
	$47	$206

NOTE 4 – MINERAL PROPERTY

	At November 30,
	2017	2016
Acquisition cost	$64,000	$64,000
Asset retirement cost	1,384	1,384
	$65,384	$65,384

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

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company received management services from Barrick for $2,189 in 2017, $1,978 in 2016 and $2,355 in 2015. The amounts are included in General and administrative expense.

The Company has accounts payable to Barrick at November 30, 2017 of $130 (2016: $119) for reimbursement of management services.

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

Obligations under operating leases

The Company leases certain assets, such as mineral property, land, office facilities and equipment, under operating leases. Mineral property and land leases coincide with the currently projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Office facilities and equipment leases expire at various dates through 2021. Future minimum annual lease payments are $1,840 in 2018, $1,796 in 2019, $1,629 in 2020, and $1,629 in 2021 totaling $6,894.

Item 15.(a)(2) Schedule B

Report of Independent Registered Public Accounting Firm

To the Partners of the Galore Creek Partnership

Opinion on the financial statements

We have audited the accompanying balance sheets of the Galore Creek Partnership (the entity) as of December 31, 2017 and December 31, 2016, and the related statements of loss and comprehensive loss, statements of changes in partners’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the entity as of December 31, 2017 and December 31, 2016, and its financial performance and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB).

Basis for opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the entity in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia, Canada

January 22, 2018

We have served as the entity’s auditor since 2007.

Galore Creek Partnership

A Partnership between NovaGold Canada Inc. and Teck Resources Ltd.

Financial Statements

December 31, 2017 and 2016

(Expressed in thousands of Canadian dollars)

Galore Creek Partnership

Balance Sheets

December 31, 2017 and 2016

(in thousands of Canadian dollars)

	2017 $	2016 $
Assets
Current assets:
Cash and cash equivalents	453	393
Due from Partner (Note 10)	14	43
GST recoverable	21	4
	488	440
Mineral property, plant and equipment (Note 6)	706,578	706,250
Reclamation bonds (Note 7)	4,522	4,522
	711,588	711,212

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	131	83
Due to Partners (Note 10)	899	484
	1,030	567
Due to NovaGold Canada Inc. (Note 10)	4,453	4,453
Decommissioning and restoration provision (Note 7)	15,252	15,048
	20,735	20,068

Equity
Partners’ contributions	854,334	850,164
Partners’ deficit	(163,481)	(159,020)
	690,853	691,144
	711,588	711,212

Commitments and contingencies (Note 9)

(See accompanying notes to financial statements)

Galore Creek Partnership

Statements of Loss and Comprehensive Loss

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands of Canadian dollars)

	2017 $	2016 $	2015 $

Other Income
Gain on sale of equipment	–	–	1,588
Interest income	–	–	2
	–	–	1,590

Expenses and Other Items
Professional fees	51	29	59
Care and maintenance costs (Note 8)	4,410	2,554	2,388
	4,461	2,583	2,447
Loss and Comprehensive Loss for the year	(4,461)	(2,583)	(857)

(See accompanying notes to financial statements)

Galore Creek Partnership

Statement of Changes in Partners’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands of Canadian dollars)

	NovaGold Contributions $	Teck Contributions $	Deficit $	Total $

Balance as at December 31, 2014	433,649	412,969	(155,580)	691,038

Net loss for the year	–	–	(857)	(857)
Contributions	418	418	–	836
Balance as at December 31, 2015	434,067	413,387	(156,437)	691,017

Net loss for the year	–	–	(2,583)	(2,583)
Contributions	1,355	1,355	–	2,710
Balance as at December 31, 2016	435,422	414,742	(159,020)	691,144

Net loss for the year	–	–	(4,461)	(4,461)
Contributions	2,085	2,085	–	4,170
Balance as at December 31, 2017	437,507	416,827	(163,481)	690,853

(See accompanying notes to financial statements)

Galore Creek Partnership

Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands of Canadian dollars)

	2017 $	2016 $	2015 $

Cash flows provided by operating activities
Loss for the year	(4,461)	(2,583)	(857)
Items not affecting cash
Gain on sale of equipment	–	–	(1,588)
Net change in non-cash working capital
(Increase) decrease in GST recoverable	(17)	13	(17)
(Increase) decrease in deposits and prepaid amounts	–	20	3
Increase (decrease) in accounts payable, accrued liabilities, and due to/from Partners	491	(884)	952
	(3,987)	(3,434)	(1,507)

Cash flows provided by financing activities
Contributions from Teck Resources Ltd.	2,085	1,355	418
Contributions from NovaGold Canada Inc.	2,085	1,355	418
	4,170	2,710	836

Cash flows provided by investing activities
Additions to mineral property, plant and equipment	(123)	(213)	(315)
Reclamation bonds	–	–	19
Proceeds on sale of equipment	–	–	1,588
	(123)	(213)	1,292
Net cash increase (decrease) for the year	60	(937)	621
Cash and cash equivalents at beginning of year	393	1,330	709
Cash and cash equivalents at end of year	453	393	1,330

(See accompanying notes to financial statements)

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2017, 2016 and 2015

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

The Partnership’s registered office is at 595 Burrard Street, Vancouver, British Columbia, Canada.

Upon formation of the Partnership, NovaGold contributed the Galore Creek project and Teck committed to contribute cash. Teck completed its cash earn-in in 2011. NovaGold and Teck (collectively the “Partners”) are currently equally responsible for funding the Partnership.

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

These financial statements were prepared by management and approved by the Partnership Management Committee on January 19, 2018.

These annual financial statements include the results of the Partnership and its wholly owned subsidiary, Galore Creek Mining Corporation.

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2017, 2016 and 2015

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

IFRS 9 is effective for annual periods beginning on or after January 1, 2018, with early adoption permitted. The Partnership does not expect the adoption of this standard to have a material impact on its financial statements.

Leases

On January 14, 2016, the IASB issued IFRS 16, Leases.  This new standard replaces the existing leasing guidance in IAS 17, Leases.  The objective of the new standard is to report all leases on the balance sheet and to define how leases and lease liabilities are measured.  IFRS 16 is effective January 1, 2019.  The Partnership does not expect the adoption of this standard to have a significant impact on its financial statements as it does not have material lease commitments.

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2017, 2016 and 2015

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

Mine development costs will be amortized on a unit-of production basis once the asset is in the location and condition necessary for it to be capable of operating in the manner intended by the Partnership. Mobile construction equipment was amortized to exploration and evaluation costs over the estimated useful life of the equipment. The amortization of the equipment was capitalized, as the equipment was acquired for the development of the project.

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

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2017, 2016 and 2015

(in Canadian dollars)

4	Summary of Significant Accounting Policies (cont’d)

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

For the Years Ended December 31, 2017, 2016 and 2015

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

Exploration and Evaluation expenditure

The application of the Company’s accounting policy for exploration and evaluation expenditures requires judgement in the following areas:

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2017, 2016 and 2015

(in Canadian dollars)

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

6	Mineral Property, Plant and Equipment

(in thousands of Canadian dollars)

	Exploration and Evaluation $	Mobile Construction Equipment $	Total $
Cost
At December 31, 2015	705,664	32,772	738,436
Additions	586	–	586
At December 31, 2016	706,250	32,772	739,022
Additions	328	–	328
At December 31, 2017	706,578	32,772	739,350

Accumulated Depreciation
At December 31, 2015	–	(32,772)	(32,772)
At December 31, 2016	–	(32,772)	(32,772)
At December 31, 2017	–	(32,772)	(32,772)

Net Book Value
At December 31, 2015	705,664	–	705,664
At December 31, 2016	706,250	–	706,250
At December 31, 2017	706,578	–	706,578

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2017, 2016 and 2015

(in Canadian dollars)

7	Decommissioning and Restoration Provision

a)	Reclamation provision

Although the ultimate amount of the reclamation costs to be incurred cannot be predicted with certainty, the total undiscounted amount of estimated cash flows required to settle the Partnership’s estimated obligations is $15.3million. Significant reclamation and closure activities include land rehabilitation, decommissioning of roads, bridges, buildings and facilities at the project site.

The reclamation liabilities may be subject to change based on changes in management’s estimates, changes in remediation technology or changes to the applicable laws and regulations.

(in thousands of Canadian dollars)

	2017 $	2016 $
Opening balance	15,048	14,675
Change in estimate	204	373
Closing balance	15,252	15,048

b)	Reclamation bonds

Each of the Partners has provided collateral for their 50% share of reclamation bonds and letters of credit covering the required permits.

At December 31, 2017 NovaGold funded $4.5 million of its share in respect of the BC Ministry of Forests and Range Special Use Permit (“Forestry Act Permit”), through the Partnership. The $4.5 million loan related to the funding of these reclamation bonds will be repaid to NovaGold once the reclamation bond in respect of the Forestry Act Permit is released back to the Partnership.

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2017, 2016 and 2015

(in Canadian dollars)

8	Expenses by Nature

(in thousands of Canadian dollars)

	2017 $	2016 $	2015 $
Community and stakeholder engagement	581	320	314
Core maintenance	352	-	-
Environmental maintenance	589	495	723
Fuel and energy	72	6	15
Insurance and property tax	100	79	87
Maintenance and repair	1,029	587	119
Office rent and support	389	342	223
Salaries and employee benefits	645	485	741
Travel and transportation	653	240	166
Total care and maintenance costs	4,410	2,554	2,388

9	Commitments and Contingencies

The Partnership has a royalty agreement entitling the counterparty to a maximum annual net smelter royalty of between 0.5% to 1.0%. The royalty is subject to positive future operating mine cash flow and is contingent upon reaching certain agreed financial targets.

10	Related Party Transactions

a)	Management services

During the period ended December 31, 2017, NovaGold and Teck provided the Partnership with management services totaling $219,111 (2016 - $459,601; 2015 - $419,233) and $937,509 (2016 - $449,940; 2015 - $564,344), respectively.

b)	Due to Partners

As at December 31, 2017 the Partnership owed $nil (2016 - $35,703) to NovaGold and $899,182 (2016 - $448,779) to Teck for management services and expenses paid on the Partnership’s behalf.

In addition, the Partnership was owed $14,079 (2016 - $43,062) by Teck subsidiaries for management services provided to other Teck projects by staff of the Partnership.

The Partnership owed $4.5 million (2016 - $4.5 million) to NovaGold in respect of its funding of reclamation bonds held in the Partnership.

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2017, 2016 and 2015

(in Canadian dollars)

11	Financial Instruments

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

The fair value of the Partnership’s accounts receivable, accounts payable and amounts due from / (to) partners approximate their carrying values at December 31, 2017 due to their short-term nature. Reclamation deposits are interest bearing deposits are held in interest bearing accounts and approximate fair value. These deposits effectively secure the amount due to NovaGold Canada Inc.