Form 10-Q
period 2018-02-28
NOVAGOLD RESOURCES INC
filed 2018-04-04
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 28, 2018, the Company had 322,303,842 Common Shares, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, US dollars in thousands)

	At February 28, 2018	At November 30, 2017
ASSETS
Cash and cash equivalents	$20,931	$27,954
Term deposits	56,000	56,000
Other assets	898	883
Current assets	77,829	84,837
Investment in Donlin Gold (note 4)	993	1,100
Investment in Galore Creek (note 5)	253,395	251,461
Mineral property	45,458	45,179
Deferred income taxes	9,821	9,761
Other assets	6,465	6,531
Total assets	$393,961	$398,869

LIABILITIES
Accounts payable and accrued liabilities	$538	$727
Accrued payroll and related benefits	663	2,513
Other liabilities	182	182
Current liabilities	1,383	3,422
Promissory note (note 6)	91,534	90,040
Deferred income taxes	21,507	21,378
Total liabilities	114,424	114,840

Commitments and contingencies (note 12)

EQUITY
Common shares	1,952,564	1,951,587
Contributed surplus	84,506	83,534
Accumulated deficit	(1,753,132)	(1,744,917)
Accumulated other comprehensive gain (loss)	(4,401)	(6,175)
Total equity	279,537	284,029
Total liabilities and equity	$393,961	$398,869

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on April 4, 2018. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended
	February 28, 2018	February 28, 2017

Operating expenses:
Equity loss – Donlin Gold (note 4)	$1,841	$2,082
Equity loss – Galore Creek (note 5)	253	150
General and administrative (note 8)	4,685	6,731
	6,779	8,963

Loss from operations	(6,779)	(8,963)
Other income (expense) (note 10)	(1,370)	(1,127)
Loss before income taxes	(8,149)	(10,090)
Income tax expense	(66)	(53)
Net loss	$(8,215)	$(10,143)

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of $11 and $(33) tax recovery (expense), respectively	(94)	214
Foreign currency translation adjustments	1,868	3,325
Other comprehensive income	1,774	3,539

Comprehensive loss	$(6,441)	$(6,604)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted (thousands)	322,291	321,428

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended
	February 28, 2018	February 28, 2017

Operating activities:
Net loss	$(8,215)	$(10,143)
Adjustments:
Equity losses of affiliates	2,094	2,232
Share-based compensation	1,949	3,925
Interest on promissory note	1,494	1,213
Other	95	133
Changes in operating assets and liabilities:
Other assets	(11)	(27)
Accounts payable and accrued liabilities	(194)	(17)
Accrued payroll and related benefits	(1,854)	(1,537)
Net cash used in operating activities	(4,642)	(4,221)

Investing activities:
Proceeds from term deposits	15,000	40,000
Purchases of term deposits	(15,000)	(45,000)
Funding of affiliates	(2,377)	(2,640)
Other	(13)	(28)
Net cash used in investing activities	(2,390)	(7,668)

Financing activities:
Withholding tax on share-based compensation	—	(196)
Net cash used in investing activities	—	(196)

Effect of exchange rate changes on cash	9	50
Decrease in cash and cash equivalents	(7,023)	(12,035)
Cash and cash equivalents at beginning of period	27,954	30,274
Cash and cash equivalents at end of period	$20,931	$18,239

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income (loss)	equity

November 30, 2016	320,016	$1,942,451	$82,573	$(1,705,901)	$(18,860)	$300,263
Share-based compensation	—	—	10,293	—	—	10,293
PSUs settled in shares	1,513	4,000	(4,000)	—	—	—
DSUs settled in shares	28	122	(122)	—	—	—
Stock options exercised	662	5,014	(5,014)	—	—	—
Withholding tax on PSUs	—	—	(196)	—	—	(196)
Net loss	—	—	—	(39,016)	—	(39,016)
Other comprehensive income	—	—	—	—	12,685	12,685
November 30, 2017	322,219	$1,951,587	$83,534	$(1,744,917)	$(6,175)	$284,029
Share-based compensation	—	—	1,949	—	—	1,949
Stock options exercised	83	977	(977)	—	—	—
Net loss	—	—	—	(8,215)	—	(8,215)
Other comprehensive income	—	—	—	—	1,774	1,774
February 28, 2018	322,302	$1,952,564	$84,506	$(1,753,132)	$(4,401)	$279,537

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

The Condensed Consolidated Interim Financial Statements of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2017. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

The functional currency for the Company’s Canadian operations is the Canadian dollar and the functional currency for the Company’s U.S. operations is the U.S. dollar. References in these Condensed Consolidated Financial Statements and Notes to $ refer to United States dollars and C$ to Canadian dollars. Dollar amounts are in thousands, except for per share amounts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

Compensation—Stock Compensation

In May 2017, Accounting Standard Update (ASU) No. 2017-09 was issued to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of this guidance, effective December 1, 2017, had no impact on the Consolidated Financial Statements or disclosures.

Recently issued accounting pronouncements

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

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

Leases

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13 and in January 2018 by ASU No. 2018-01. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. The new guidance is effective for the Company’s fiscal year beginning December 1, 2019 and early adoption is permitted. The Company anticipates adopting the new guidance effective December 1, 2019. Adoption of this guidance is not expected to materially increase the Company’s assets and liabilities.

Classification and Measurement of Financial Instruments

In January 2016, ASU No. 2016-01 was issued to amend the guidance on the classification and measurement of financial instruments, which was further amended in February 2018 by ASU No. 2018-03. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year beginning December 1, 2018 and early adoption is not permitted. The Company expects the updated guidance to result in a reclassification of unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive loss to Accumulated deficit in the Consolidated Balance Sheets upon adoption. Accumulated other comprehensive loss at February 28, 2018 included $737 of net unrealized holding gains and deferred income taxes related to marketable equity securities that will be reclassified to Accumulated deficit upon adoption.

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

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended
	February 28, 2018	February 28, 2017
Balance – beginning of period	$1,100	$951
Share of losses
Mineral property expenditures	(1,835)	(2,059)
Depreciation	(6)	(23)
	(1,841)	(2,082)
Funding	1,734	2,410
Balance – end of period	$993	$1,279

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

	At February 28, 2018	At November 30, 2017
Current assets: Cash, prepaid expenses and other receivables	$1,689	$2,075
Non-current assets: Property and equipment	17	23
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(713)	(998)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$32,993	$33,100

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

Changes in the Company’s investment in GCP are summarized as follows:

	Three months ended
	February 28, 2018	February 28, 2017
Balance – beginning of period	$251,461	$241,404
Share of losses
Mineral property expenditures	(1)	(11)
Care and maintenance expense	(252)	(139)
	(253)	(150)
Funding	643	230
Foreign currency translation	1,544	2,690
Balance – end of period	$253,395	$244,174

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

	At February 28, 2018	At November 30, 2017
Current assets: Cash, prepaid expenses and other receivables	$450	$197
Non-current assets: Mineral property	227,958	226,561
Current liabilities: Accounts payable and accrued liabilities	(109)	(237)
Non-current liabilities: Reclamation obligation	(7,692)	(7,645)
Net assets	$220,607	$218,876

NOTE 6 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $39,958 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,343 at February 28, 2018 ($1,448 at November 30, 2017), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended
	February 28, 2018	February 28, 2017
Share-based compensation	$1,949	$3,925
Salaries and benefits	1,679	1,719
Office expense	566	545
Professional fees	199	303
Corporate communications and regulatory	286	229
Depreciation	6	10
	$4,685	$6,731

NOTE 9 – SHARE-BASED COMPENSATION

	Three months ended
	February 28, 2018	February 28, 2017
Stock options	$948	$2,758
Performance share unit plan	952	1,110
Deferred share unit plan	49	57
	$1,949	$3,925

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

A summary of stock options outstanding as of February 28, 2018 and activity during the three months ended February 28, 2018 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2017	17,551	$3.24
Granted	3,402	3.86
Exercised	(725)	3.43
Expired	(130)	3.41
Forfeited	(5)	4.18
February 28, 2018	20,093	$3.35	2.61	$14,720
Vested and exercisable as of February 28, 2018	15,542	$3.02	1.60	$14,484

The following table summarizes other stock option-related information:

	Three months ended
	February 28, 2018	February 28, 2017
Weighted-average assumptions used to value stock option awards:
Expected volatility	50%	50%
Expected term of options (years)	3	3
Expected dividend rate	—	—
Risk-free interest rate	1.8%	1.2%
Expected forfeiture rate	2.3%	2.5%
Weighted-average grant-date fair value	$1.35	$2.14

As of February 28, 2018, the Company had $4,653 of unrecognized compensation cost related to 4,550,642 non-vested stock options expected to be recognized and vest over a period of approximately 2.75 years. During the three months ended February 28, 2018, the intrinsic value of stock options exercised was $320 and no cash was received.

Performance share units

A summary of PSU awards outstanding as of February 28, 2018 and activity during the three months ended February 28, 2018 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2017	2,176	$4.10
Granted	873	3.82
Vested	—	—
Performance adjustment	(1,240)	3.48
Forfeited	—	—
February 28, 2018	1,809	$4.38	$6,800

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

As of February 28, 2018, the Company had $4,839 of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a period of approximately 2.75 years.

The following table summarizes other PSU-related information:

	Three months ended
	February 28, 2018	February 28, 2017
Performance multiplier on PSUs vested	—%	113%
Common shares issued (thousands)	—	1,513
Total fair value of common shares issued	$—	$6,932
Withholding tax paid on PSUs vested	$—	$196

NOTE 10 – OTHER EXPENSE

	Three months ended
	February 28, 2018	February 28, 2017
Interest income	$240	$247
Interest expense	(1,494)	(1,213)
Foreign exchange loss	(116)	(161)
	$(1,370)	$(1,127)

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company provided technical services to Donlin Gold LLC for $181 during the three months ended February 28, 2018 ($nil in 2017).

As of February 28, 2018, the Company has accounts receivable from Donlin Gold LLC of $181 (November 30, 2017: $nil) and a receivable of $3,697 (November 30, 2017: $3,674) from GCP included in other long-term assets.

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2023. Future minimum annual lease payments are $179 in 2018, $227 in 2019, $199 in 2020, $204 in 2021, $210 in 2022, and $18 in 2023, totaling $1,037.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month periods ended February 28, 2018 and February 28, 2017. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2017, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic, and legal objectives; obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and obtaining financing to fund these milestones.

Our goals for 2018 include:

•	Advance the Donlin Gold project toward a construction/production decision.

•	Maintain an effective corporate social responsibility program.

•	Promote a strong safety culture; maintain a zero lost time accident record.

•	Safeguard the Company’s treasury.

First quarter highlights

Donlin Gold project

Permitting activities continued at the Donlin Gold project in the first quarter of 2018 and were focused on advancing major permits and approvals with state and federal agencies. The U.S. Army Corps of Engineers (the “Corps”), the lead federal agency for the Donlin Gold Environmental Impact Statement (EIS), has completed the final EIS and anticipates publishing the document, along with a Notice of Availability in the Federal Register in the second quarter. The final EIS also will be made available on the Donlin Gold EIS website at www.donlingoldeis.com. A Record of Decision (ROD) is expected to follow in the second half of the year. The final EIS presents a comprehensive environmental impact analysis that the Corps will use in making its decision on whether to issue the Clean Water Act Section 404 and Rivers and Harbors Act Section 10 permits, the key Federal authorizations for the project. The ROD will describe both the legal and technical basis for the Corps’ permitting decision. The permits that authorize project construction should be issued shortly after the ROD. Between publishing the final EIS and the issuance of the ROD, the Corps must complete several activities, including preparation of both the ROD and Section 404 permit which would then be sent to the State to ensure that the decision complies with Alaska’s water quality standards. The Corps will also document its compliance with Section 404(b)(1) of the Clean Water Act; the detailed evaluation showing why the permitted project represents the least environmentally damaging practicable alternative compared to other project options reviewed. In addition, other consultations that had been commenced earlier in the EIS process would be finalized, including compliance with the National Historic Preservation Act, Endangered Species Act, and Magnuson-Stevens Fishery Conservation and Management Act which protects essential fish habitat.

The EIS is required by the National Environmental Policy Act (NEPA), the act that governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for the Donlin Gold project. The EIS is comprised of four main sections which:

•	Outline the purpose and need for the development of the proposed mine and the benefit it would bring to the stakeholders of Donlin Gold LLC’s Alaska Native Corporation partners, Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC).

•	Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold LLC which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.

•	Prepare an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential physical, biological, social, and cultural impacts relative to the existing baseline conditions. This portion constitutes the most extensive part of the EIS.

•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.

Donlin Gold LLC continues to advance other major permits and approvals, including:

•	The close of the public comment period for the State of Alaska’s draft water discharge and integrated waste management permits on February 13, 2018; and

•	The majority of key State and Federal permits and approvals are scheduled to be finalized concurrent with or shortly after the Corps’ ROD in 2018.

An extensive list of additional federal and state government permits and approvals must be obtained before construction can begin on the Donlin Gold project. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that was not part of the Donlin Gold feasibility study and completion of this engineering work will require a significant investment of funds, time, and other resources by Donlin Gold LLC and its contractors. Also, the Donlin Gold LLC board must approve a construction program and budget before proceeding with the development of the Donlin Gold project. The timing of the required engineering work and the Donlin Gold LLC board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, among other factors, will affect the decision and timing to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of economic conditions, public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold LLC.

Donlin Gold LLC remains actively engaged in extensive outreach efforts with local stakeholders, through multiple traditional village council meetings, regional tribal gatherings, and village visits across the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC collaborated with Calista and TKC (owners of the mineral and surface rights, respectively) on grants, scholarships and community outreach efforts.

As the Donlin Gold EIS is completed, the owners (Barrick and NOVAGOLD) continue to study ways to further enhance the project’s value and the prospect to reduce initial capital through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for financing of some capital intensive infrastructure. A drill program was conducted in 2017, which included drilling and assaying of 16 core holes (7,040 meters), in support of ongoing optimization efforts. To date, these additional studies have identified opportunities that have the potential to benefit the project when the owners decide to update the Donlin Gold feasibility study and to initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. Barrick and NOVAGOLD will take all of this work into account before reaching a construction decision.

Our share of funding for the Donlin Gold project in the first quarter of 2018 was $1.7 million, including $0.9 million for permitting and community engagement, and $0.8 million for ongoing optimization efforts. Our share of the 2018 work program and budget includes $9 million to continue to advance the permitting process through issuance of the final EIS and ROD, and $5 million to continue optimization efforts. In addition, Donlin Gold LLC will continue to maintain its engagement with communities in the Y-K region.

We record our interest in Donlin Gold LLC as an equity investment, which results in our 50% share of Donlin Gold LLC’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold LLC.

Galore Creek project

In the first quarter of 2018, efforts were focused on site care and maintenance. We continue to be open to monetizing, in whole or in part, our 50% share of the Galore Creek project to strengthen our balance sheet and to contribute toward the development of the Donlin Gold project.

Our share of cash funding for the Galore Creek Partnership was $0.6 million in the first quarter of 2018, primarily for care and maintenance, and supporting community initiatives. In 2018, our 50% share of the work program is expected to be $3 million, primarily for site care and maintenance and to support community initiatives.

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

Outlook

We do not currently generate operating cash flows. At February 28, 2018, we had cash and cash equivalents of $20.9 million and term deposits of $56.0 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting of the Donlin Gold project. Additional capital will be necessary if permits are received for the Donlin Gold project and a decision to commence engineering and construction is reached. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2017, as filed with the SEC and the Canadian Securities Regulators on January 24, 2018.

For the full year, we expect to spend approximately $28 million, including $11 million for general and administrative costs, $14 million to fund our share of expenditures at the Donlin Gold project and $3 million at the Galore Creek project.

Summary of Consolidated Financial Performance

	Three months ended
	February 28,	February 28,
($ thousands, except per share)	2018	2017
Loss from operations	$(6,779)	$(8,963)
Net loss	$(8,215)	$(10,143)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)

Results of Operations

First quarter 2018 compared to 2017

Loss from operations decreased from $9.0 million in 2017 to $6.8 million in 2018 due to lower general and administrative expense and lower costs at Donlin Gold LLC. General and administrative expense decreased by $2.0 million due to lower share-based compensation costs for stock options and PSUs compared to the prior year. The Company extended the vesting period for new stock option and PSU grants issued in the first quarter of 2018 to three years and eliminated the individual performance multiplier in the formula for long-term equity compensation, which had the potential to increase long-term equity incentive grants above the target amount.

Net loss decreased from $10.1 million ($0.03 per share) in 2017 to $8.2 million ($0.03 per share) in 2018, primarily due to the reduction in share-based compensation. Lower operating costs in the current period were partially offset by a $0.3 million increase in interest expense on the promissory note payable to Barrick.

Liquidity, Capital Resources and Capital Requirements

	Three months ended
	February 28,	February 28,
($ thousands)	2018	2017
Cash provided from (used in):
Operating activities	$(4,642)	$(4,221)
Investing activities	$(2,390)	$(7,668)
Financing activities	$—	$(196)

	At	At
($ thousands)	February 28, 2018	November 30, 2017	Change
Cash and cash equivalents	$20,931	$27,954	$(7,023)
Term deposits	$56,000	$56,000	$—

In the first quarter of 2018, cash, cash equivalents and term deposits decreased by $7.0 million. The decrease was primarily related to $4.6 million used in operating activities for administrative costs and working capital changes, $1.7 million to fund Donlin Gold LLC and $0.6 million to fund Galore Creek Partnership. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

First quarter 2018 compared to 2017

Cash used in operating activities increased by $0.4 million, due to higher annual employee incentive payments. Cash used to fund affiliates decreased by $0.3 million due to lower permitting costs for Donlin Gold LLC, partially offset by higher optimization costs for Donlin Gold LLC and higher care and maintenance costs for Galore Creek Partnership. In the first quarter of 2017, an additional $5.0 million was invested in term deposits and $0.2 million of withholding taxes were paid on performance share units vested. No cash was used in financing activities in the first quarter of 2018.

Outstanding share data

As of March 28, 2018, the Company had 322,303,842 common shares issued and outstanding. Also as of March 28, 2018, the Company had: i) a total of 20,077,650 stock options outstanding; 14,543,784 of those stock options with a weighted-average exercise price of C$3.86 and the remaining 5,533,866 with a weighted-average exercise price of $4.23; and ii) 1,809,000 performance share units and 332,074 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 23,123,224 common shares.

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

We have not hedged our exposure to currency fluctuations. At February 28, 2018, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at February 28, 2018, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.8 million in our consolidated comprehensive loss.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through Canadian chartered banks with investment-grade ratings and have maturities of one year or less.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at February 28, 2018, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $0.9 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2018. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2017, as filed with the SEC on January 24, 2018. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2017, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: April 4, 2018	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

