Form 10-Q
period 2018-05-31
NOVAGOLD RESOURCES INC
filed 2018-06-27
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2018

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

Large accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Accelerated filer ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 19, 2018, the Company had 322,533,022 Common Shares, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, US dollars in thousands)

	At May 31, 2018	At November 30, 2017
ASSETS
Cash and cash equivalents	$18,477	$27,954
Term deposits	52,000	56,000
Other assets	819	883
Current assets	71,296	84,837
Investment in Donlin Gold (note 4)	1,824	1,100
Investment in Galore Creek (note 5)	251,109	251,461
Mineral property	44,970	45,179
Deferred income taxes	9,713	9,761
Other assets	6,213	6,531
Total assets	$385,125	$398,869

LIABILITIES
Accounts payable and accrued liabilities	$752	$727
Accrued payroll and related benefits	1,307	2,513
Other liabilities	182	182
Current liabilities	2,241	3,422
Promissory note (note 6)	93,127	90,040
Deferred income taxes	21,279	21,378
Total liabilities	116,647	114,840

Commitments and contingencies (note 12)

EQUITY
Common shares	1,952,623	1,951,587
Contributed surplus	86,389	83,534
Accumulated deficit	(1,762,763)	(1,744,917)
Accumulated other comprehensive loss	(7,771)	(6,175)
Total equity	268,478	284,029
Total liabilities and equity	$385,125	$398,869

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 27, 2018. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS
AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Operating expenses:
Equity loss – Donlin Gold (note 4)	$2,905	$2,547	$4,746	$4,629
Equity loss – Galore Creek (note 5)	394	225	647	375
General and administrative (note 8)	4,896	4,786	9,581	11,517
	8,195	7,558	14,974	16,521

Loss from operations	(8,195)	(7,558)	(14,974)	(16,521)
Other expense (note 10)	(1,357)	(806)	(2,727)	(1,933)
Loss before income taxes	(9,552)	(8,364)	(17,701)	(18,454)
Income tax expense	(79)	(98)	(145)	(151)
Net loss	$(9,631)	$(8,462)	$(17,846)	$(18,605)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of $24, $12, $35 and $(21) tax recovery (expense), respectively	(165)	(79)	(259)	135
Foreign currency translation adjustments	(3,205)	(4,884)	(1,337)	(1,559)
Other comprehensive loss	(3,370)	(4,963)	(1,596)	(1,424)

Comprehensive loss	$(13,001)	$(13,425)	$(19,442)	$(20,029)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average shares outstanding
Basic and diluted (thousands)	322,305	321,662	322,298	321,538

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Operating activities:
Net loss	$(9,631)	$(8,462)	$(17,846)	$(18,605)
Adjustments:
Equity losses of affiliates	3,299	2,772	5,393	5,004
Share-based compensation	1,942	2,049	3,891	5,974
Interest on promissory note	1,593	1,307	3,087	2,520
Other	5	(232)	100	(98)
Changes in operating assets and liabilities:
Other assets	73	492	62	465
Accounts payable and accrued liabilities	222	(93)	28	(111)
Accrued payroll and related benefits	647	630	(1,207)	(907)
Net cash used in operating activities	(1,850)	(1,537)	(6,492)	(5,758)

Investing activities:
Proceeds from term deposits	21,000	55,000	36,000	95,000
Purchases of term deposits	(17,000)	(46,900)	(32,000)	(91,900)
Funding of affiliates	(4,568)	(3,113)	(6,945)	(5,753)
Other	—	—	(13)	(28)
Net cash provided from (used in) investing activities	(568)	4,987	(2,958)	(2,681)

Financing activities:
Withholding tax on share-based compensation	—	—	—	(196)
Net cash used in investing activities	—	—	—	(196)

Effect of exchange rate changes on cash	(36)	(66)	(27)	(16)
Increase (decrease) in cash and cash equivalents	(2,454)	3,384	(9,477)	(8,651)
Cash and cash equivalents at beginning of period	20,931	18,239	27,954	30,274
Cash and cash equivalents at end of period	$18,477	$21,623	$18,477	$21,623

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	surplus	deficit	income (loss)	equity

November 30, 2016	320,016	$1,942,451	$82,573	$(1,705,901)	$(18,860)	$300,263
Share-based compensation	—	—	10,293	—	—	10,293
PSUs settled in shares	1,513	4,000	(4,000)	—	—	—
DSUs settled in shares	28	122	(122)	—	—	—
Stock options exercised	662	5,014	(5,014)	—	—	—
Withholding tax on PSUs	—	—	(196)	—	—	(196)
Net loss	—	—	—	(39,016)	—	(39,016)
Other comprehensive income	—	—	—	—	12,685	12,685
November 30, 2017	322,219	$1,951,587	$83,534	$(1,744,917)	$(6,175)	$284,029
Share-based compensation	—	—	3,891	—	—	3,891
Stock options exercised	107	1,036	(1,036)	—	—	—
Net loss	—	—	—	(17,846)	—	(17,846)
Other comprehensive loss	—	—	—	—	(1,596)	(1,596)
May 31, 2018	322,326	$1,952,623	$86,389	$(1,762,763)	$(7,771)	$268,478

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold and copper mineral properties. The Company has no realized revenues from its planned principal business purpose. The Company’s principal assets include a 50% interest in the Donlin Gold project in Alaska, U.S.A. and a 50% interest in the Galore Creek project in British Columbia, Canada. The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”). The Galore Creek project is owned by the Galore Creek Partnership (GCP), a partnership in which Teck Resources Limited (“Teck”) and a wholly-owned subsidiary of NOVAGOLD each own a 50% interest. Part of our current business strategy is to sell all or part of our 50% interest in the Galore Creek Partnership and our 40% interest in Copper Canyon and there is no assurance that we will be able to dispose of our interest in these assets or recover the full carrying value through a sale.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. The new guidance will require the Company to make an accounting policy election to classify distributions received from equity method investees (Donlin Gold LLC and GCP) using a cumulative earnings approach or a nature of the distribution approach. The election will affect the classification of future distributions on the statement of cash flows as cash inflows from operating activities or investing activities. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018, and early adoption is permitted. The Company has evaluated this guidance and does not expect it to have a material impact on the Consolidated Financial Statements or disclosures. The Company anticipates retrospectively adopting the new guidance effective December 1, 2018.

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

Classification and Measurement of Financial Instruments

In January 2016, ASU No. 2016-01 was issued to amend the guidance on the classification and measurement of financial instruments, which was further amended in February 2018 by ASU No. 2018-03. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year beginning December 1, 2018 and early adoption is not permitted. The Company expects the updated guidance to result in a reclassification of unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive loss to Accumulated deficit in the Consolidated Balance Sheets upon adoption. Accumulated other comprehensive loss at May 31, 2018 included $584 of net unrealized holding gains and deferred income taxes related to marketable equity securities that will be reclassified to Accumulated deficit upon adoption.

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

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Balance – beginning of period	$993	$1,279	$1,100	$951
Share of losses:
Mineral property expenditures	(2,901)	(2,525)	(4,736)	(4,584)
Depreciation	(4)	(22)	(10)	(45)
	(2,905)	(2,547)	(4,746)	(4,629)
Funding	3,736	2,568	5,470	4,978
Balance – end of period	$1,824	$1,300	$1,824	$1,300

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC has capitalized as Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000 resulting in a higher carrying value of the Mineral property than the Company.

	At May 31, 2018	At November 30, 2017
Current assets: Cash, prepaid expenses and other receivables	$2,570	$2,075
Non-current assets: Property and equipment	13	23
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(759)	(998)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,824	$33,100

NOTE 5 – INVESTMENT IN GALORE CREEK

The Galore Creek project is owned by GCP, a partnership in which Teck and a wholly-owned subsidiary of NOVAGOLD each own a 50% interest. GCP has a management committee comprised of four representatives, with two representatives selected by Teck and two representatives appointed by the Company. All significant decisions related to GCP require the approval of at least a majority of the GCP management committee representatives.

GCP prepares its financial statements under International Financial Reporting Standards, as issued by the International Accounting Standards Board, and presents its financial statements in Canadian dollars. In accounting for its investment in GCP, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.

Changes in the Company’s investment in GCP are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Balance – beginning of period	$253,395	$244,174	$251,461	$241,404
Share of losses:
Mineral property expenditures	—	(30)	(1)	(41)
Care and maintenance expense	(394)	(195)	(646)	(334)
	(394)	(225)	(647)	(375)
Funding	832	545	1,475	775
Foreign currency translation	(2,724)	(3,963)	(1,180)	(1,273)
Balance – end of period	$251,109	$240,531	$251,109	$240,531

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

	At May 31, 2018	At November 30, 2017
Current assets: Cash, prepaid expenses and other receivables	$1,008	$197
Non-current assets: Mineral property	225,511	226,561
Current liabilities: Accounts payable and accrued liabilities	(236)	(237)
Non-current liabilities: Reclamation obligation	(7,610)	(7,645)
Net assets	$218,673	$218,876

NOTE 6 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $41,551 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,152 at May 31, 2018 ($1,448 at November 30, 2017), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Share-based compensation	$1,942	$2,049	$3,891	$5,974
Salaries and benefits	1,634	1,556	3,313	3,275
Office expense	550	519	1,116	1,064
Professional fees	216	159	415	462
Corporate communications and regulatory	549	494	835	723
Depreciation	5	9	11	19
	$4,896	$4,786	$9,581	$11,517

NOTE 9 – SHARE-BASED COMPENSATION

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Stock options	$938	$878	$1,886	$3,636
Performance share unit plan	957	1,119	1,909	2,229
Deferred share unit plan	47	52	96	109
	$1,942	$2,049	$3,891	$5,974

Stock options

A summary of stock options outstanding as of May 31, 2018 and activity during the six-months ended May 31, 2018 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2017	17,551	$3.24
Granted	3,527	3.88
Exercised	(782)	3.34
Expired	(130)	3.38
Forfeited	(190)	4.13
May 31, 2018	19,976	$3.33	2.36	$30,180
Vested and exercisable as of May 31, 2018	15,455	$3.14	1.81	$26,668

The following table summarizes other stock option-related information:

	Six months ended May 31,
	2018	2017
Weighted-average assumptions used to value stock option awards:
Expected volatility	50%	50%
Expected term of options (years)	3	3
Expected dividend rate	—	—
Risk-free interest rate	1.8%	1.2%
Expected forfeiture rate	2.3%	2.5%
Weighted-average grant-date fair value	$1.35	$2.14

As of May 31, 2018, the Company had $3,838 of unrecognized compensation cost related to 4,520,408 non-vested stock options expected to be recognized and vest over a period of approximately 2.5 years. During the six months ended May 31, 2018, the intrinsic value of stock options exercised was $437 and no cash was received.

Performance share units

A summary of PSU awards outstanding as of May 31, 2018 and activity during the six-months ended May 31, 2018 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2017	2,176	$4.10
Granted	873	3.85
Vested	—	—
Performance adjustment	(1,240)	3.48
Forfeited	(12)	4.32
May 31, 2018	1,797	$4.39	$8,381

As of May 31, 2018, the Company had $3,838 of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a period of approximately 2.5 years.

The following table summarizes other PSU-related information:

	Six months ended May 31,
	2018	2017
Performance multiplier on PSUs vested	—%	113%
Common shares issued (thousands)	—	1,556
Total fair value of common shares issued	$—	$4,506
Withholding tax paid on PSUs vested	$—	$196

NOTE 10 – OTHER EXPENSE

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Interest income	$238	$307	$478	$554
Interest expense	(1,593)	(1,307)	(3,087)	(2,520)
Foreign exchange gain (loss)	(2)	194	(118)	33
	$(1,357)	$(806)	$(2,727)	$(1,933)

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company provided technical services to Donlin Gold LLC for $420 during the six months ended May 31, 2018 ($nil in 2017).

As of May 31, 2018, the Company has accounts receivable from Donlin Gold LLC of $240 (November 30, 2017: $nil) and a receivable from GCP of $3,657 (November 30, 2017: $3,674) included in other long-term assets.

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2023. Future minimum annual lease payments are $109 in the remainder of 2018, $227 in 2019, $199 in 2020, $204 in 2021, $210 in 2022 and $18 in 2023, totaling $967.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six month periods ended May 31, 2018 and 2017. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2017, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com.

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

Second quarter highlights

Donlin Gold project

Permitting activities continued at the Donlin Gold project in the second quarter of 2018 and were focused on advancing major permits and approvals with state and federal agencies. In the second quarter, the U.S. Army Corps of Engineers (the “Corps”), the lead federal agency for the Donlin Gold Environmental Impact Statement (EIS), completed the final EIS, filed the notice of availability in the Federal Register and posted the document on the Donlin Gold EIS website at www.donlingoldeis.com. The Corps and Bureau of Land Management (BLM) will issue a single Federal Record of Decision (ROD) in the second half of the year. In the ROD, the Corps will document its decision on whether to issue the Clean Water Act Section 404 and Rivers and Harbors Act Section 10 permit for Donlin Gold. BLM will document its decision whether to issue the right-of-way (ROW) authorization for the portions of the proposed Donlin Gold pipeline on BLM lands. These are the key federal authorizations needed to proceed with site activities. The ROD will describe both the legal and technical basis for the Corps’ permitting decision. The permits that authorize project construction should be issued shortly after the ROD. Between publishing the final EIS and the issuance of the ROD, the Corps must complete several activities, including preparation of both the ROD and Section 404 permit which will be sent to the State to ensure that the decision complies with Alaska’s water quality standards. The Corps will also document its compliance with Section 404(b)(1) of the Clean Water Act; the detailed evaluation showing why the permitted project represents the least environmentally damaging practicable alternative compared to other project options reviewed. In addition, other consultations that had been commenced earlier in the EIS process would be finalized, including compliance with the National Historic Preservation Act, Endangered Species Act, and Magnuson-Stevens Fishery Conservation and Management Act which protects essential fish habitat. The EIS is required by the National Environmental Policy Act (NEPA), which governs the process by which most major projects in the United States are evaluated. The EIS is also, in large part, a determining factor in the overall permitting timeline which commenced in 2012 for the Donlin Gold project. The EIS is comprised of four main sections which:

•	Outline the purpose and need for the development of the proposed mine and the benefit it would bring to the stakeholders of Donlin Gold LLC’s Alaska Native Corporation partners, Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC).

•	Identify and analyze a reasonable range of alternatives to the mine development proposed by Donlin Gold LLC which comprise variations on certain mine site facility designs, as well as local transportation and power supply options.

•	Prepare an environmental analysis of the proposed action and reasonable alternatives (including a no action alternative), which identifies and characterizes the potential physical, biological, social, and cultural impacts relative to the existing baseline conditions. This portion constitutes the most extensive part of the EIS.

•	Describe potential mitigation measures intended to reduce or eliminate the environmental impacts described in the impact analysis section.

Donlin Gold LLC continues to advance other major permits and approvals, which include the following:

•	The State of Alaska issued the APDES water discharge permit on May 24, 2018 (will be effective July 1, 2018);

•	The State of Alaska published notice requesting comments on the draft integrated waste management permit on December 15, 2017 and the comment period closed on February 13, 2018;

•	The State of Alaska published notice for the application for State Water Quality Certification on June 13, 2018; comments must be submitted by July 13, 2018;

•	The Pipeline and Hazardous Materials Safety Administration issued a special permit for the Donlin Gold project on June 5, 2018; and

•	The majority of key state and federal permits and approvals are scheduled to be finalized concurrent with or shortly after the Corps’ ROD in 2018.

An extensive list of additional federal and state government permits and approvals must be obtained before construction can begin on the Donlin Gold project. Preparation of the applications for some of these permits and approvals requires additional, more detailed engineering that was not part of the Donlin Gold feasibility study and completion of this engineering work will require a significant investment of funds, time, and other resources by Donlin Gold LLC and its contractors. Also, the Donlin Gold LLC board must approve a construction program and budget before proceeding with the development of the Donlin Gold project. The timing of the required engineering work and the Donlin Gold LLC board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the decision and timing to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold LLC.

Donlin Gold LLC, with support from NOVAGOLD and Barrick, remains actively engaged in extensive outreach efforts with local stakeholders, through multiple traditional village council meetings, regional tribal gatherings, and village visits across the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC collaborated with Calista and TKC (owners of the mineral and surface rights, respectively) on grants, scholarships and community outreach efforts.

The owners of the Donlin Gold project (Barrick and NOVAGOLD) continue to study ways to further enhance the project’s value and the prospect to reduce initial capital through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for financing of some capital intensive infrastructure. A drill program was conducted in 2017, which included drilling and assaying of 16 core holes (7,040 meters), in support of ongoing optimization efforts. To date, these additional studies have identified opportunities that have the potential to benefit the project when the owners decide to update the Donlin Gold feasibility study and to initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. Barrick and NOVAGOLD will take all this work into account before reaching a construction decision and advance the Donlin Gold project in a financially disciplined manner with a strong focus on environmental stewardship and social responsibility.

Our share of funding for the Donlin Gold project in the first six months of 2018 was $5.5 million, including $3.5 million for permitting and community engagement, and $2.0 million for ongoing optimization efforts. Our share of the 2018 work program and budget includes $9 million to continue to advance the permitting process through issuance of the final EIS and ROD, and $5 million to continue optimization efforts. In addition, Donlin Gold LLC will continue to maintain its engagement with communities in the Y-K region.

We record our interest in Donlin Gold LLC as an equity investment, which results in our 50% share of Donlin Gold LLC’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold LLC.

Galore Creek project

In the second quarter of 2018, the GCP completed its data base consolidation and optimization with preparation now underway to mobilize the camp to support scheduled care and maintenance efforts and asset preservation work this summer. We continue to be open to monetizing, in whole or in part, our 50% share of the Galore Creek project to strengthen our balance sheet and to contribute toward the development of the Donlin Gold project.

Our share of cash funding for the GCP was $1.5 million in the first six months of 2018, primarily for care and maintenance, and supporting community initiatives. In 2018, our 50% share of the work program is expected to be $3 million, primarily for site care and maintenance and to support community initiatives.

We record our interest in the GCP as an equity investment, which results in our 50% share of expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents the fair value of our investment in the Galore Creek Partnership in 2011, recorded upon Teck’s completion of their earn-in, as well as unused funds advanced to GCP, all in Canadian dollars, and translated to U.S. dollars at the current exchange rate.

Outlook

We do not currently generate operating cash flows. At May 31, 2018, we had cash and cash equivalents of $18.5 million and term deposits of $52.0 million. At present, we believe that these balances are sufficient to cover the anticipated funding at the Donlin Gold and Galore Creek projects in addition to general and administrative costs through completion of permitting of the Donlin Gold project. Additional capital will be necessary if permits are received for the Donlin Gold project and a decision to commence engineering and construction is reached. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2017, as filed with the SEC and the Canadian Securities Regulators on January 24, 2018.

For the full year, we expect to spend approximately $28 million, including $11 million for general and administrative costs, $14 million to fund our share of expenditures at the Donlin Gold project and $3 million at the Galore Creek project.

Summary of Consolidated Financial Performance

	Three months ended May 31,		Six months ended May 31,
($ thousands, except per share)	2018	2017	2018	2017
Loss from operations	$(8,195)	$(7,558)	$(14,974)	$(16,521)
Net loss	$(9,631)	$(8,462)	$(17,846)	$(18,605)
Net loss per common share
Basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Results of Operations

Second quarter 2018 compared to 2017

Loss from operations increased from $7.6 million in 2017 to $8.2 million in 2018 due to higher project expenses at Donlin Gold and Galore Creek and higher general and administrative expense. Project expenses at Donlin Gold increased due to ongoing optimization studies.

Net loss increased from $8.5 million ($0.03 per share) in 2017 to $9.6 million ($0.03 per share) in 2018, primarily due to higher operating losses, higher interest expense on the promissory note, lower interest income and an unfavorable net change in foreign exchange gains and losses.

First six months 2018 compared to 2017

Loss from operations decreased from $16.5 million in 2017 to $15.0 million in 2018 due to lower general and administrative expense in the first quarter of 2018, partially offset by higher project expenses at Donlin Gold and Galore Creek. General and administrative expense decreased by $1.9 million, primarily due to lower share-based compensation costs for stock options and PSUs compared to the prior year. The Company extended the vesting period for new stock option and PSU grants issued in the first quarter of 2018 to three years and eliminated the individual performance multiplier in the formula for long-term equity compensation, which had the potential to increase long-term equity incentive grants above the target amount.

Net loss decreased from $18.6 million ($0.06 per share) in 2017 to $17.8 million ($0.06 per share) in 2018, primarily due to the reduction in share-based compensation. Lower operating costs in the current period were partially offset by a $0.5 million increase in interest expense on the promissory note payable to Barrick.

Liquidity, Capital Resources and Capital Requirements

	Three months ended May 31,		Six months ended May 31,
($ thousands)	2018	2017	2018	2017
Cash provided from (used in):
Operating activities	$(1,850)	$(1,537)	$(6,492)	$(5,758)
Investing activities	$(568)	$4,987	$(2,958)	$(2,681)
Financing activities	$—	$—	$—	$(196)

($ thousands)	At May 31, 2018	At November 30, 2017	Change
Cash and cash equivalents	$18,477	$27,954	$(9,477)
Term deposits	$52,000	$56,000	$(4,000)

Second quarter 2018 compared to 2017

Cash used in operating activities increased by $0.3 million due to increased general and administrative expense and changes in working capital. Cash used to fund Donlin Gold and Galore Creek was $1.5 million higher than the prior year quarter due to ongoing optimization efforts at Donlin Gold. Cash provided from term deposits was $4.1 million lower than in the prior year quarter. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

First six months 2018 compared to 2017

Cash used in operating activities increased by $0.7 million, primarily due to increased general and administrative expense and changes in working capital. Cash used to fund Donlin Gold and Galore Creek was $1.2 million higher than the prior year period. Cash provided from term deposits was $0.9 million higher than the prior year period. No cash was used in financing activities in the first six months of 2018.

Outstanding share data

As of June 19, 2018, the Company had 322,533,022 common shares issued and outstanding. Also as of June 19, 2018, the Company had: i) a total of 19,610,710 stock options outstanding; 14,014,510 of those stock options with a weighted-average exercise price of C$3.86 and the remaining 5,596,200 with a weighted-average exercise price of $4.23; and ii) 1,797,400 performance share units and 280,118 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 22,586,928 common shares.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Interim Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including currency, credit and interest rate risks.

Currency risk

We are exposed to currency risk related to the fluctuation of foreign exchange rates. We operate in Canada and the United States and a portion of our expenses are incurred in Canadian dollars. A significant change in the currency exchange rate between the Canadian dollar relative to the U.S. dollar could have an effect on our results of operations, financial position or cash flows.

We have not hedged our exposure to currency fluctuations. At May 31, 2018, we are exposed to currency risk through our investment in the Galore Creek project, mineral properties, deferred income taxes and cash balances held in Canadian dollars.

Based on the above net exposures as at May 31, 2018, and assuming that all other variables remain constant, a $0.01 depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $3.8 million in our consolidated comprehensive income (loss).

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents and term deposit investments. All deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at May 31, 2018, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $0.9 million in the interest accrued by us per annum.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2018. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2017, as filed with the SEC on January 24, 2018. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2017, and those provided below, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Uncertainty due to Stand for Salmon ballot initiative or related legislation which, if implemented as proposed, could adversely impact the development of the Donlin Gold project.

Stand for Salmon, a group formed to advance a ballot initiative under Alaska's Constitution, filed a proposed initiative in May 2017 that would revise Alaska's fish habitat law. The lawsuit challenging Lt. Gov. Byron Mallott’s rejection of the proposed ballot initiative in September 2017 based on a determination that the proposed initiative improperly appropriated a valuable public resource in violation of the Alaska Constitution remains pending before the Alaska Supreme Court. The Stand for Salmon proposal closely resembles H.B. 199 as initially introduced during the 2017 Alaska legislative session by Rep. Louise Stutes (R-Kodiak). H.B. 199 was amended by Rep. States several times during the legislative session, but was not acted on by the committee. Rep. Stutes stated that she intends to continue to work on the legislation during the legislative interim.

The Salmon First Initiative, which has been certified as Ballot Measure No. 1, would create a new multi-tiered system of permits for projects in fish habitat. Activities with insignificant potential impacts on anadromous fish habitat could be covered by a general permit; projects that do not have the potential to adversely affect anadromous fish habitat would be required to obtain a minor anadromous fish habitat permit; and projects that have the potential to adversely affect anadromous fish habitat would be required to obtain a major anadromous fish habitat permit.

Donlin Gold believes that, if the ballot initiative is not invalidated by a Supreme Court decision and were to be approved by the voters as proposed, Donlin Gold may be precluded from obtaining fish habitat permits required for the project because, among other reasons, the proposed initiative preclude the issuance of a fish habitat permit for a project that "necessitates water treatment, groundwater pumping, or other means of mechanical, chemical, or human intervention in perpetuity" or "will dewater or relocate a water body or portion of a water body, for  five  or  more  years." In addition, the initiative precludes the use of off-site mitigation for unavoidable effects on anadromous fish habitat and require that the permit applicant demonstrate that "anadromous fish habitat affected by the activity will likely recover or be restored within a reasonable period to a level that sustains the water body's, or portion of the water body's, natural and historical levels of anadromous fish, other fish, and wildlife that depend on the health and productivity of the anadromous fish habitat." Various components of the Donlin Gold project, e.g., the open pit, waste rock disposal area, and tailings impoundment, would permanently alter streams that support anadromous fish habitat.

Stand for Alaska, comprising a diverse group of Alaskans, including Alaska Laborers Local 341, Alaska Chamber of Commerce, the Resource Development Council, and Donlin Gold, was formed to oppose the Salmon First ballot initiative. At this time, neither the Company nor Donlin Gold can determine with certainty whether the Salmon First initiative or H.B.199 will be approved by the voters or enacted by the legislature in their current or a revised form; how the Alaska Supreme Court will rule on the pending appeal; or how the Stand for Salmon initiative or H.B.199 would be applicable to Donlin Gold's pending fish habitat permit applications or may affect the Donlin Gold project in the future.

The proposed sale of our 50% interest in Galore Creek and our 40% interest in Copper Canyon may not occur or may occur at a price lower than carrying value.

Part of our current business strategy is to sell all or part of our 50% interest in the Galore Creek Partnership and our 40% interest in Copper Canyon. Our management expects to continue to evaluate disposition opportunities on a regular basis and intends to pursue opportunities that management believes are in our long-term best interests. Competition in the mining business for limited sources of capital could adversely impact our ability to dispose of our interest in the Galore Creek Partnership and our 40% interest in Copper Canyon. As a result, we may not be successful in identifying a purchaser or in obtaining an offer at an acceptable price and on acceptable terms and conditions, or we may obtain and accept an offer at a price that is lower than our carrying value resulting in a loss. There is no assurance that we will be able to dispose of our interest in the Galore Creek Partnership; in which case we expect to continue with the joint development of the Galore Creek project through the Galore Creek Partnership, which would result in increased capital requirements for us to fund our portion of project development.

General economic conditions may adversely affect our growth, future profitability and ability to finance.

Some key impacts which can contribute to financial market turmoil potentially impacting the mining industry include contraction in credit markets resulting in a widening of credit risk, imposition of trade tariffs among various countries, devaluations, high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. The price of gold and gold mining company equities have experienced significant volatility over the past few years.

A worsening of gold prices or slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth and ability to finance. Specifically:

•	global economic conditions could make other investment sectors more attractive, thereby affecting the cost and availability of financing to us and our ability to achieve our business plan;

•	the imposition of protectionist or retaliatory trade tariffs by countries may impact our ability to import materials needed to conduct our operations, or to export our products, at prices that are economically feasible for our operations, or at all;

•	the volatility of metal prices would impact the economic viability of our mineral properties and any future revenues, profits, losses and cash flow;

•	negative economic pressures could adversely impact demand for future production from our mineral properties;

•	construction related costs could increase and adversely affect the economics of any of our projects;

•	volatile energy, commodity and consumables prices and currency exchange rates would impact our future production costs; and

•	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

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

Date: June 27, 2018	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ David A. Ottewell
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

