Form 10-Q
period 2018-08-31
NOVAGOLD RESOURCES INC
filed 2018-10-02
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 25, 2018, the Company had 322,668,675 Common Shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold project, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	uncertainty of whether there will ever be production at our mineral exploration and development properties;
•	our history of losses and expectation of future losses;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;
•	commodity price fluctuations;
•	risks related to market events and general economic conditions;
•	risks related to the third parties on which we depend for our exploration and development activities;
•	dependence on cooperation of joint venture partners in exploration and development of our properties;
•	the risk that permits and governmental approvals necessary to develop and operate mines on our properties will not be available on a timely basis, subject to reasonable conditions, or at all;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	uncertainty related to inferred mineral resources;
•	risks related to lack of infrastructure required to develop, construct, and operate our mineral properties;
•	uncertainty related to title to our mineral properties;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production;
•	competition in the mining industry;

•	risks related to governmental regulation and permits, including environmental regulation;
•	risks related to our largest shareholder;
•	risks related to conflicts of interests of some of the directors and officers of the Company;
•	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	credit, liquidity, interest rate and currency risks;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	our need to attract and retain qualified management and technical personnel;
•	uncertainty as to the outcome of potential litigation;
•	risks related to global climate change; and
•	risks related to U.S. federal income tax reform.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited, US dollars in thousands)

	At August 31, 2018	At November 30, 2017
		Revised[1]
ASSETS
Cash and cash equivalents	$13,956	$27,954
Term deposits	152,000	56,000
Other assets	5,740	883
Current assets	171,696	84,837
Notes receivable (note 5)	88,663	—
Investment in Donlin Gold (note 6)	1,642	1,100
Deferred income taxes	—	9,761
Other assets	1,161	6,531
Non-current assets held for sale (note 4)	—	296,640
Total assets	$263,162	$398,869

LIABILITIES
Accounts payable and accrued liabilities	$713	$727
Accrued payroll and related benefits	1,960	2,513
Other liabilities	182	182
Current liabilities	2,855	3,422
Promissory note (note 7)	94,784	90,040
Non-current liabilities held for sale (note 4)	—	21,378
Total liabilities	97,639	114,840

Commitments and contingencies (note 13)

EQUITY
Common shares	1,953,305	1,951,587
Contributed surplus	87,627	83,534
Accumulated deficit	(1,851,388)	(1,744,917)
Accumulated other comprehensive income (loss)	(24,021)	(6,175)
Total equity	165,523	284,029
Total liabilities and equity	$263,162	$398,869

1 See note 4 – Discontinued operations

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 2, 2018. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
		Revised[1]		Revised[1]
Operating expenses:
General and administrative (note 9)	$4,408	$4,646	$13,989	$16,163
Equity loss – Donlin Gold (note 6)	2,514	3,165	7,260	7,794
	6,922	7,811	21,249	23,957

Loss from operations	(6,922)	(7,811)	(21,249)	(23,957)
Other expense (note 11)	(1,112)	(1,903)	(3,839)	(3,836)
Loss before income taxes and other items	(8,034)	(9,714)	(25,088)	(27,793)
Income tax expense	(9)	(67)	(154)	(218)
Net loss from continuing operations	(8,043)	(9,781)	(25,242)	(28,011)
Net loss from discontinued operations, net of tax (note 4)	(80,582)	(612)	(81,229)	(987)
Net loss	$(88,625)	$(10,393)	$(106,471)	$(28,998)

Other comprehensive (income) loss:
Unrealized gain (loss) on marketable securities, net of $6, $(2), $41 and $(23) tax recovery (expense), respectively	(26)	48	(285)	183
Foreign currency translation adjustments	(2,448)	22,502	(3,785)	20,943
Reclassification of cumulative translation adjustment included in net loss from discontinued operations (note 4)	(13,776)	—	(13,776)	—
Other comprehensive income (loss)	(16,250)	22,550	(17,846)	21,126

Comprehensive income (loss)	$(104,875)	$12,157	$(124,317)	$(7,872)

Net loss per common share – basic and diluted
Continuing operations	$(0.02)	$(0.03)	$(0.08)	$(0.09)
Discontinued operations	(0.25)	—	(0.25)	—
	$(0.27)	$(0.03)	$(0.33)	$(0.09)

Weighted average shares outstanding
Basic and diluted (thousands)	322,501	321,683	322,366	321,586

1 See note 4 – Discontinued operations

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
		Revised[1]		Revised[1]
Operating activities:
Net loss	$(88,625)	$(10,393)	$(106,471)	$(28,998)
Adjustments:
Loss from discontinued operations, net of tax	80,582	612	81,229	987
Equity loss – Donlin Gold	2,514	3,165	7,260	7,794
Share-based compensation	1,920	2,141	5,811	8,115
Interest on promissory note	1,657	1,361	4,744	3,881
Foreign exchange (gain) loss	205	851	323	818
Accretion of notes receivable	(265)	—	(265)	—
Other	(308)	74	(326)	9
Changes in operating assets and liabilities:
Other assets	235	(154)	297	311
Accounts payable and accrued liabilities	(33)	29	(5)	(81)
Accrued payroll and related benefits	656	635	(551)	(272)
Net cash used in operating activities of continuing operations	(1,462)	(1,679)	(7,954)	(7,436)

Investing activities:
Proceeds from term deposits	20,000	5,000	56,000	100,000
Purchases of term deposits	(120,000)	—	(152,000)	(91,900)
Funding of Donlin Gold	(2,332)	(3,062)	(7,802)	(8,040)
Other	—	—	(13)	(28)
Net cash provided from (used in) investing activities of continuing operations	(102,332)	1,938	(103,815)	32
Net cash provided from (used in) investing activities of discontinued operations (note 4)	99,279	(477)	97,804	(1,252)
Net cash provided from (used in) investing activities	(3,053)	1,461	(6,011)	(1,220)

Financing activities:
Withholding tax on share-based compensation	—	—	—	(196)
Net cash used in investing activities of continuing operations	—	—	—	(196)

Discontinued operations:
Net cash used in investing activities of discontinued operations	—	(477)	(1,475)	(1,252)

Effect of exchange rate changes on cash	(6)	236	(33)	220
Increase (decrease) in cash and cash equivalents	(4,521)	18	(13,998)	(8,632)
Cash and cash equivalents at beginning of period	18,477	21,624	27,954	30,274
Cash and cash equivalents at end of period	$13,956	$21,642	$13,956	$21,642

Non-cash transactions:
Notes receivable from the sale of Galore Creek	$88,398	$—	$88,398	$—

1 See note 4 – Discontinued operations

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Nine months ended August 31, 2018
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCI*	equity

November 30, 2017	322,219	$1,951,587	$83,534	$(1,744,917)	$(6,175)	$284,029
Share-based compensation	—	—	1,949	—	—	1,949
Stock options exercised	83	977	(977)	—	—	—
Net loss	—	—	—	(8,215)	—	(8,215)
Other comprehensive income	—	—	—	—	1,774	1,774
February 28, 2018	322,302	1,952,564	84,506	(1,753,132)	(4,401)	279,537
Share-based compensation	—	—	1,942	—	—	1,942
Stock options exercised	24	59	(59)	—	—	—
Net loss	—	—	—	(9,631)	—	(9,631)
Other comprehensive loss	—	—	—	—	(3,370)	(3,370)
May 31, 2018	322,326	1,952,623	86,389	(1,762,763)	(7,771)	268,478
Share-based compensation	—	—	1,920	—	—	1,920
DSUs settled in shares	61	293	(293)	—	—	—
Stock options exercised	146	389	(389)	—	—	—
Net loss	—	—	—	(88,625)	—	(88,625)
Other comprehensive loss	—	—	—	—	(16,250)	(16,250)
August 31, 2018	322,533	$1,953,305	$87,627	$(1,851,388)	$(24,021)	$165,523

	Nine months ended August 31, 2017
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCI*	equity

November 30, 2016	320,016	$1,942,451	$82,573	$(1,705,901)	$(18,860)	$300,263
Share-based compensation	—	—	3,925	—	—	3,925
PSUs settled in shares	1,513	4,000	(4,000)	—	—	—
Stock options exercised	124	654	(654)	—	—	—
Withholding tax on PSUs	—	—	(196)	—	—	(196)
Net loss	—	—	—	(10,143)	—	(10,143)
Other comprehensive income	—	—	—	—	3,539	3,539
February 28, 2017	321,653	1,947,105	81,648	(1,716,044)	(15,321)	297,388
Share-based compensation	—	—	2,049	—	—	2,049
Stock options exercised	12	288	(288)	—	—	—
Net loss	—	—	—	(8,462)	—	(8,462)
Other comprehensive loss	—	—	—	—	(4,963)	(4,963)
May 31, 2017	321,665	1,947,393	83,409	(1,724,506)	(20,284)	286,012
Share-based compensation	—	—	2,141	—	—	2,141
Stock options exercised	46	662	(662)	—	—	—
Net loss	—	—	—	(10,393)	—	(10,393)
Other comprehensive loss	—	—	—	—	22,550	22,550
August 31, 2017	321,711	$1,948,055	$84,888	$(1,734,899)	$2,266	$300,310

* Accumulated other comprehensive income (loss)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. The Company has no realized revenues from its planned principal business purpose. The Company’s principal asset is a 50% interest in the Donlin Gold project in Alaska, U.S.A. The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”).

On July 25, 2018, the Company agreed to sell its 50% interest in the Galore Creek Partnership (GCP) and its 40% interest in the Copper Canyon mineral property in British Columbia, Canada (together the “Galore Creek” assets) to a subsidiary of Newmont Mining Corporation (“Newmont”). The transaction was completed on July 27, 2018 and the Company received $100,000 on closing, a note for $75,000 receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a note for $25,000 receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023, respectively. An additional note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the project owner(s).

Accordingly, the Galore Creek assets and liabilities as of November 30, 2017, are reflected as held for sale in the Condensed Consolidated Interim Balance Sheet, the Condensed Consolidated Interim Statements of Loss and Comprehensive Loss and Cash Flows have been reclassified to present Galore Creek as a discontinued operation for all periods presented, and the amounts presented in these notes relate only to continuing operations unless otherwise noted. For additional information regarding discontinued operations, see note 4.

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

The functional currency for the Company’s Canadian operations is the Canadian dollar and the functional currency for the Company’s U.S. operations is the U.S. dollar. References in these Condensed Consolidated Interim Financial Statements and Notes to $ refer to United States dollars and C$ to Canadian dollars. Dollar amounts are in thousands, except for per share amounts.

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

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

Classification of Certain Cash Receipts and Cash Payments

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. The new guidance will require the Company to make an accounting policy election to classify distributions received from equity method investees Donlin Gold LLC using a cumulative earnings approach or a nature of the distribution approach. The election will affect the classification of future distributions on the statement of cash flows as cash inflows from operating activities or investing activities. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018, and early adoption is permitted. The Company has evaluated this guidance and does not expect it to have a material impact on the Consolidated Financial Statements or disclosures. The Company anticipates retrospectively adopting the new guidance effective December 1, 2018.

Leases

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13, in January 2018 by ASU No. 2018-01 and in July 2018 by ASU Nos. 2018-10 and 2018-11. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. The new guidance is effective for the Company’s fiscal year beginning December 1, 2019 and early adoption is permitted. The Company anticipates adopting the new guidance effective December 1, 2019. Adoption of this guidance is not expected to materially increase the Company’s assets and liabilities.

Classification and Measurement of Financial Instruments

In January 2016, ASU No. 2016-01 was issued to amend the guidance on the classification and measurement of financial instruments, which was further amended in February 2018 by ASU No. 2018-03. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year beginning December 1, 2018 and early adoption is not permitted. The Company expects the updated guidance to result in a reclassification of unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive loss to Accumulated deficit in the Consolidated Balance Sheets upon adoption. Accumulated other comprehensive loss at August 31, 2018 included $558 of net unrealized holding gains and deferred income taxes related to marketable equity securities that will be reclassified to Accumulated deficit upon adoption.

Fair Value Measurement

In August 2018, ASU No. 2018-13 was issued related to the disclosure requirements for fair value measurement. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2020, and early adoption is permitted. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer considers the business from a geographic perspective considering the performance of our investments in the Donlin Gold project in Alaska, U.S.A. (note 6) and, prior to its disposal, the Galore Creek project in British Columbia, Canada (note 4).

NOTE 4 – DISCONTINUED OPERATIONS

The details of our Net loss from discontinued operations, net of tax are set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Equity loss – Galore Creek	$(556)	$(612)	$(1,203)	$(987)
Loss on sale of Galore Creek, net of tax	(80,026)	—	(80,026)	—
	$(80,582)	$(612)	$(81,229)	$(987)

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

The loss on the sale of Galore Creek, net of tax, was calculated as follows:

Cash consideration received on closing	$100,000
Less closing costs	(721)
99,279
Fair value of notes receivable (note 5)	88,398
Net proceeds	187,677
Less book values:
Investment in GCP	(248,367)
Copper Canyon mineral property	(44,577)
Reclassification of cumulative foreign currency translation adjustments	13,776
Deferred income tax recovery	11,465
$(80,026)

The details of our Net cash provided from (used in) investing activities of discontinued operations are set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Funding of Galore Creek	$—	$(477)	$(1,475)	$(1,252)
Net cash proceeds received	99,279	—	99,279	—
	$99,279	$(477)	$97,804	$(1,252)

The carrying amounts of Galore Creek’s major classes of assets and liabilities, which have been re-presented as held for sale in the comparative Balance Sheet as of November 30, 2017, are as follows:

Assets
Investment in GCP	$251,461
Copper Canyon mineral property	45,179
Non-current assets held for sale	$296,640

Liabilities
Deferred income tax liabilities	$21,378
Non-current assets held for sale	$21,378

Investment in Galore Creek

The Galore Creek project is owned by GCP, a partnership in which Teck and a wholly-owned subsidiary of NOVAGOLD (now a subsidiary of Newmont subsequent to completion of the sale transaction on July 27, 2018) each own a 50% interest. GCP has a management committee comprised of four representatives, with two representatives selected by each owner. All significant decisions related to GCP required the approval of at least a majority of the GCP management committee representatives.

GCP prepares its financial statements under International Financial Reporting Standards, as issued by the IASB and presents its financial statements in Canadian dollars. In accounting for its investment in GCP, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company’s investment in GCP are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Balance – beginning of period	$251,109	$240,531	$251,461	$241,404
Share of losses	(556)	(612)	(1,203)	(987)
Funding	—	477	1,475	1,252
Foreign currency translation	(2,186)	18,484	(3,366)	17,211
Sale of investment in GCP	(248,367)	—	(248,367)	—
Balance – end of period	$—	$258,880	$—	$258,880

The following amounts represent the Company’s 50% share of the assets and liabilities of GCP as of November 30, 2017, presented in U.S. dollars and in accordance with U.S. GAAP. As a result of recording the Company’s investment at fair value in June 2011, the carrying value of the Company’s 50% interest in GCP was higher than 50% of the book value of GCP. Therefore, the Company’s investment did not equal 50% of the net assets recorded by GCP:

Current assets: Cash, prepaid expenses and other receivables	$197
Non-current assets: Mineral property	226,561
Current liabilities: Accounts payable and accrued liabilities	(237)
Non-current liabilities: Reclamation obligation	(7,645)
Net assets	$218,876

NOTE 5 – NOTES RECEIVABLE

The Company has notes receivable from Newmont including: a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021; a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023; and an additional note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). The Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying values of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. No value was assigned to the final $75,000 contingent note receivable due to the uncertainty with regards to the approval of a Galore Creek project construction plan.

NOTE 6 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company in which wholly-owned subsidiaries of Barrick and NOVAGOLD each own a 50% interest. Donlin Gold LLC has a board of four member representatives, with two members selected by Barrick and two members selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of at least a majority of the Donlin Gold LLC board members.

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Balance – beginning of period	$1,824	$1,300	$1,100	$951
Share of losses:
Mineral property expenditures	(2,513)	(3,145)	(7,249)	(7,729)
Depreciation	(1)	(20)	(11)	(65)
	(2,514)	(3,165)	(7,260)	(7,794)
Funding	2,332	3,062	7,802	8,040
Balance – end of period	$1,642	$1,197	$1,642	$1,197

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

	At August 31, 2018	At November 30, 2017
Current assets: Cash, prepaid expenses and other receivables	$2,423	$2,075
Non-current assets: Property and equipment	11	23
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(792)	(998)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,642	$33,100

NOTE 7 – PROMISSORY NOTE PAYABLE

The Company has a promissory note payable to Barrick with a principal amount of $51,576, plus interest at a rate of U.S. prime plus 2%, amounting to $43,208 in accrued interest. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,116 at August 31, 2018 ($1,448 at November 30, 2017), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The fair values of the $75,000 and $25,000 notes received from Newmont as part of the proceeds from the sale of the Galore Creek assets on July 27, 2018, were based on quoted market values for Newmont debt with a similar term.

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Share-based compensation	$1,920	$2,141	$5,811	$8,115
Salaries and benefits	1,610	1,604	4,923	4,879
Office expense	671	510	1,787	1,574
Professional fees	162	211	577	673
Corporate communications and regulatory	40	170	875	893
Depreciation	5	10	16	29
	$4,408	$4,646	$13,989	$16,163

NOTE 10 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Stock options	$941	$919	$2,827	$4,555
Performance share unit plan	939	1,171	2,848	3,400
Deferred share unit plan	40	51	136	160
	$1,920	$2,141	$5,811	$8,115

Stock options

A summary of stock options outstanding as of August 31, 2018 and activity during the nine-months ended August 31, 2018 is as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2017	17,551	$3.24
Granted	3,527	3.88
Exercised	(1,148)	3.14
Expired	(130)	3.38
Forfeited	(321)	4.07
August 31, 2018	19,479	$3.32	2.12	$4,180
Vested and exercisable as of August 31, 2018	15,090	$3.11	1.56	$4,180

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

As of August 31, 2018, the Company had $2,862 of unrecognized compensation cost related to 4,388,941 non-vested stock options expected to be recognized and vest over a period of approximately 2.25 years. During the nine months ended August 31, 2018, the intrinsic value of stock options exercised was $1,114 and no cash was received.

Performance share units

A summary of PSU awards outstanding as of August 31, 2018 and activity during the nine-months ended August 31, 2018 is as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2017	2,176	$4.10
Granted	873	3.85
Vested	—	—
Performance adjustment	(1,240)	3.48
Forfeited	(12)	4.32
August 31, 2018	1,797	$4.39	$5,409

As of August 31, 2018, the Company had $2,864 of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a period of approximately 2.25 years.

The following table summarizes other PSU-related information:

	Nine months ended August 31,
	2018	2017
Performance multiplier on PSUs vested	—%	113%
Common shares issued (thousands)	—	1,556
Total fair value of common shares issued	$—	$4,506
Withholding tax paid on PSUs vested	$—	$196

NOTE 11 – OTHER INCOME (EXPENSE)

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Interest income	$750	$309	$1,228	$863
Interest expense	(1,657)	(1,361)	(4,744)	(3,881)
Foreign exchange gain (loss)	(205)	(851)	(323)	(818)
	$(1,112)	$(1,903)	$(3,839)	$(3,836)

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company provided technical services to Donlin Gold LLC for $605 during the nine months ended August 31, 2018 ($nil in 2017). As of August 31, 2018, the Company has accounts receivable from Donlin Gold LLC of $258 (November 30, 2017: $nil) included in other current assets.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2023. Future minimum annual lease payments are $55 in the remainder of 2018, $226 in 2019, $199 in 2020, $204 in 2021, $210 in 2022 and $18 in 2023, totaling $912.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine month periods ended August 31, 2018 and 2017. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2017, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com.

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

Third quarter highlights

Donlin Gold project

The NEPA review and Federal permitting for the Donlin Gold project were completed in the third quarter. On August 13, 2018, the U.S. Army Corps of Engineers (the “Corps”), the lead federal agency for the Donlin Gold Environmental Impact Statement (EIS), and the U.S. Bureau of Land Management (BLM) issued a favorable joint Federal Record of Decision (ROD) for the Donlin Gold project following completion of the federal National Environmental Policy Act (NEPA) process. Along with the ROD, the Corps issued a combined permit under Section 404 of the Clean Water Act (CWA) and Section 10 of the Rivers and Harbors Act. Additionally, the BLM issued the Offer to Lease for the right-of-way for those portions of the natural gas pipeline that would cross federal lands. The Pipeline and Hazardous Materials Safety Administration previously issued a special permit for the natural gas pipeline on June 5, 2018. To support issuance of the ROD, the Corps completed required consultation under the National Historic Preservation Act, Endangered Species Act, and Magnuson-Stevens Fishery Conservation and Management Act which protects essential fish habitat.

Several major State of Alaska permits were also issued and advanced during the quarter. After a public notice and comment period, the State of Alaska issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the State’s water quality standards. The Alaska Pollutant Discharge Elimination System (APDES) water discharge permit was issued on May 24, 2018 and with no appeal, became effective on July 1, 2018. The State of Alaska Department of Fish and Game issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. On July 9, 2018, the State issued a 30-day public notice for proposed approval of the Donlin Gold Reclamation and Closure Plan. The public notice period was subsequently extended to 60 days until September 6, 2018, with a public hearing held on August 27, 2018, in Bethel. The draft integrated waste management permit was previously issued for public comment in the first quarter of 2018.

Other state permits and approvals, such as the Reclamation and Closure Plan, Integrated Waste Management, and the state portion of the pipeline Right-of-Way Lease, are scheduled to be finalized by the first quarter of 2019. The Alaska Dam Safety certificates which require additional fieldwork and more detailed engineering, are expected to be obtained as we advance toward a construction decision.

The Donlin Gold LLC board must approve a construction program and budget before development of the Donlin Gold project proceeds. The timing of the required engineering work and the Donlin Gold LLC board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold LLC.

During the quarter, a group called the Yukon-Kuskokwim River Alliance was formed to protect salmon habitat in the Yukon-Kuskokwim Delta. This organization and 12 of the 56 village councils in the Calista Region (Native Village of Kasigluk, Orutsararmiut Native Council, Native Village of Eek, Tuluksak Native Community, Tununak Council, Native Village of Nunapitchuk, Chuloonawick Tribal Council, Native Village of Kwigillingok, Native Village of Kongiganak, Chefornak Traditional Council, Chevak Native Village, and Native Village of Napakiak) have adopted resolutions opposing development of the Donlin Gold project. Earthjustice, representing Orutsararmiut Native Council, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the Yukon-Kuskokwim River Alliance, requested an informal review of the State of Alaska’s 401 certification by the Commissioner of the Alaska Department of Environmental Conservation. Donlin Gold LLC, with support from NOVAGOLD and Barrick, remains actively engaged in extensive outreach efforts with local stakeholders, through multiple traditional village council meetings, regional tribal gatherings, and village visits across the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC collaborated with Calista and TKC (owners of the mineral and surface rights, respectively) on grants, scholarships and community outreach efforts.

The owners of the Donlin Gold project (Barrick and NOVAGOLD) continue to study ways to further increase the project’s value and to reduce initial capital outlays through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for financing of some capital-intensive infrastructure. To date, these additional studies have identified opportunities that have the potential to benefit the project when the owners decide to update the Donlin Gold feasibility study and to initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. Barrick and NOVAGOLD will take all this work into account before reaching a construction decision and will advance the Donlin Gold project in a financially-disciplined manner with a strong focus on environmental stewardship and social responsibility.

Our share of funding for the Donlin Gold project in the first nine months of 2018 was $7.8 million, including $5.2 million for permitting and community engagement, and $2.6 million for ongoing optimization efforts. We expect to spend approximately $8 million for permitting and $3 million to continue optimization efforts, for our share of the 2018 work program. In addition, Donlin Gold LLC will continue to maintain its engagement with communities in the Y-K region.

We record our interest in Donlin Gold LLC as an equity investment, which results in our 50% share of Donlin Gold LLC’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold LLC.

Discontinued operation – Galore Creek

On July 27, 2018, we completed the sale of our 50% interest in the Galore Creek Partnership (GCP) and our 40% interest in the Copper Canyon mineral property to a subsidiary of Newmont Mining Corporation (“Newmont”) to strengthen our balance sheet and contribute toward the development of the Donlin Gold project. The Company received proceeds of $100.0 million on closing, a note for $75.0 million receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021 and a note for $25.0 million receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023, respectively. An additional note for $75.0 million is receivable upon approval of a Galore Creek project construction plan by the owner(s).

The deferred payments of $75.0 million and $25.0 million were valued using a discounted cash flow approach. We assumed the payments will be received in three and five years, respectively, based on our best estimate of the timing of payments. We estimated the fair value of the $75 million and $25 million notes receivable at $88.4 million, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying values of the notes receivable are being accreted to $75 million and $25 million over three and five years, respectively. No value was assigned to the final $75 million contingent note receivable due to the uncertainty with regards to the approval of a Galore Creek project construction plan.

Galore Creek is presented as a discontinued operation for all periods reported. In the first nine months of 2018, our share of GCP’s equity loss was $1.2 million and the Loss on the sale of Galore Creek, net of tax, was $80.0 million. Our share of cash funding for GCP was $1.5 million, primarily for care and maintenance, and supporting community initiatives.

Outlook

We do not currently generate operating cash flows. At August 31, 2018, we had cash and cash equivalents of $14.0 million and term deposits of $152.0 million. At present, we believe that these balances are sufficient to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs. Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2017, as filed with the SEC and the Canadian Securities Regulators on January 24, 2018.

For the full year, we now expect to spend approximately $23.5 million, $4.5 million less than what was originally anticipated at the beginning of the year due to a reduction in permitting expenditures and optimization work at the Donlin Gold project and the sale of the Galore Creek project mid-year. The revised forecast comprises $11 million for general and administrative costs, $11 million to fund our share of expenditures at the Donlin Gold project and $1.5 million previously funded for the Galore Creek project.

Summary of Consolidated Financial Performance

	Three months ended August 31,		Nine months ended August 31,
($ thousands, except per share)	2018	2017	2018	2017
Loss from operations	$(6,922)	$(7,811)	$(21,249)	$(23,957)

Net loss from continuing operations	$(8,043)	$(9,781)	$(25,242)	$(28,011)
Net loss from discontinued operations	$(80,582)	(612)	(81,229)	(987)
Net loss	$(88,625)	$(10,393)	$(106,471)	$(28,998)

Net loss per common share – basic and diluted
Continuing operations	$(0.02)	$(0.03)	$(0.08)	$(0.09)
Discontinued operations	(0.25)	—	(0.25)	—
	$(0.27)	$(0.03)	$(0.33)	$(0.09)

Results of Operations

Third quarter 2018 compared to 2017

Loss from operations decreased from $7.8 million in 2017 to $6.9 million in 2018 due to reduced permitting costs at Donlin Gold and lower general and administrative costs.

Net loss from continuing operations decreased from $9.8 million ($0.03 per share) in 2017 to $8.0 million ($0.02 per share) in 2018, primarily due to lower operating losses, higher interest income and lower foreign exchange loss offset by higher interest expense on the promissory note payable to Barrick.

Net loss from discontinued operations of $80.6 million ($0.25 per share) results primarily from the loss on the sale of Galore Creek, net of tax, of $80.0 million. The net book value of the assets disposed exceeded the net proceeds by $105.3 million and was partially offset by the reclassification of cumulative foreign currency translation adjustments of $13.8 million and a net deferred tax recovery of $11.5 million.

First nine months 2018 compared to 2017

Loss from operations decreased from $24.0 million in 2017 to $21.2 million in 2018 due to lower general and administrative expense and lower project expenses at Donlin Gold. General and administrative expense decreased by $2.2 million, primarily due to lower share-based compensation costs for stock options and PSUs compared to the prior year. The Company extended the vesting period for new stock option and PSU grants issued in the first quarter of 2018 to three years and eliminated the individual performance multiplier in the formula for long-term equity compensation, which had the potential to increase long-term equity incentive grants above the target amount.

Net loss from continuing operations decreased from $28.0 million ($0.09 per share) in 2017 to $25.2 million ($0.08 per share) in 2018, primarily due to the reduction in share-based compensation. Lower operating costs in the current period were partially offset by a $0.9 million increase in interest expense on the promissory note payable to Barrick.

Net loss from discontinued operations was $81.2 million ($0.25 per share) and resulted primarily from the loss on the sale of Galore Creek, net of tax.

Liquidity, Capital Resources and Capital Requirements

	Three months ended August 31,		Nine months ended August 31,
($ thousands)	2018	2017	2018	2017
Cash provided from (used in):

Continuing operations:
Operating activities	(1,462)	(1,679)	(7,954)	(7,436)
Investing activities	(102,332)	1,938	(103,815)	32
Financing activities	—	—	—	(196)

Discontinued operations
Investing activities	99,279	(477)	97,804	(1,252)

	At	At
($ thousands)	August 31, 2018	November 30, 2017	Change
Cash and cash equivalents	13,956	27,954	(13,998)
Term deposits	152,000	56,000	96,000

In the first nine months of 2018, total cash and term deposits increased by $82.0 million due to net proceeds of $99.3 million from the sale of Galore Creek, partially offset by $7.8 million used to fund Donlin Gold, $8.0 million for administrative activities and $1.5 million to fund Galore Creek prior to the sale.

Third quarter 2018 compared to 2017

Cash used in operating activities decreased by $0.2 million due to increased interest income and changes in working capital. Cash used in investing activities to fund Donlin Gold was $0.7 million lower than the prior year quarter due to lower permitting costs and no drill program in 2018. Cash proceeds of $100.0 million from the sale of Galore Creek were invested in term deposits. Investing activities in the prior year quarter included $5.0 million in cash provided from term deposits. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks. Cash provided from investing activities of discontinued operations include $99.3 million in net cash proceeds on the sale of Galore Creek.

First nine months 2018 compared to 2017

Cash used in operating activities increased by $0.5 million, primarily due to changes in working capital. Cash used to fund Donlin Gold was $0.2 million lower than the prior year period. Cash proceeds of $100.0 million from the sale of Galore Creek were invested in term deposits. Investing activities in the prior year period included $4.1 million in cash provided from term deposits. No cash was used in financing activities in the first nine months of 2018. Cash provided from investing activities of discontinued operations include $99.3 million in net cash proceeds on the sale of Galore Creek partially offset by funding for Galore Creek prior to the sale.

Outstanding share data

As of September 25, 2018, the Company had 322,668,675 common shares issued and outstanding. Also as of September 25, 2018, the Company had: i) a total of 19,229,243 stock options outstanding; 13,633,043 of those stock options with a weighted-average exercise price of C$3.87 and the remaining 5,596,200 with a weighted-average exercise price of $4.23; and ii) 1,797,400 performance share units and 254,633 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 22,179,976 common shares.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Interim Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, term deposit investments and notes receivable. All term deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less. The notes receivable are due from Newmont Mining Corporation, a publicly-traded company with investment grade credit ratings.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at August 31, 2018, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.0 million in the interest accrued by us per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2018. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Uncertainty due to Salmon First ballot initiative or related legislation which, if implemented as proposed, could adversely impact the development of the Donlin Gold project.

Stand for Salmon, a group formed to advance a ballot initiative under Alaska's Constitution, filed a proposed initiative in May 2017 that would revise Alaska's fish habitat law. Lt. Gov. Byron Mallott rejected the proposed ballot initiative in September 2017 based on a determination that the proposed initiative improperly appropriated a valuable public resource in violation of the Alaska Constitution. Stand for Salmon filed an objection in State court to the Lieutenant Governor’s rejection of the proposed initiative. On August 8, 2018, the Alaska Supreme Court issued a ruling on the case. The court concluded that two provisions of the initiative were unconstitutional because they would completely preclude certain natural resource and other development projects. However, instead of rejecting the initiative in its entirety, the court severed those two unconstitutional provisions from the remainder of the initiative. The revised version of the initiative will be placed on the ballot and addressed by the voters in November 2018.

The Stand for Salmon initiative, which has been certified as Ballot Measure No. 1, would create a new multi-tiered system of permits for projects in fish habitat. Activities with insignificant potential impacts on anadromous fish habitat could be covered by a general permit; projects that do not have the potential to adversely affect anadromous fish habitat would be required to obtain a minor anadromous fish habitat permit; and projects that have the potential to adversely affect anadromous fish habitat would be required to obtain a major anadromous fish habitat permit. Donlin Gold believes that, if the ballot initiative were to be approved by the voters, it may be difficult for Donlin Gold to obtain new or modified fish habitat permits required for the project.

Stand for Alaska, comprising a diverse group of Alaskans, including Alaska Laborers Local 341, Alaska Chamber of Commerce, the Resource Development Council, and Donlin Gold LLC, was formed to oppose the Stand for Salmon ballot initiative. At this time, neither the Company nor Donlin Gold can determine with certainty whether the Stand for Salmon ballot initiative will be approved by the voters or how the Stand for Salmon ballot initiative may affect the Donlin Gold project in the future.

General economic conditions may adversely affect our growth, future profitability and ability to finance.

Some key impacts which can contribute to financial market turmoil potentially impacting the mining industry include contraction in credit markets resulting in a widening of credit risk, imposition of trade tariffs among various countries, devaluations, high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. The prices of gold and gold mining company equities have experienced significant volatility over the past few years.

A worsening of gold prices or slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth and ability to finance. Specifically:

•	global economic conditions could make other investment sectors more attractive, thereby affecting the cost and availability of financing to us and our ability to achieve our business plan;
•	the imposition of protectionist or retaliatory trade tariffs by countries may impact our ability to import materials needed to conduct our operations, or to export our products, at prices that are economically feasible for our operations, or at all;
•	the volatility of metal prices would impact the economic viability of our mineral properties and any future revenues, profits, losses and cash flow;

•	negative economic pressures could adversely impact demand for future production from our mineral properties;
•	construction related costs could increase and adversely affect the economics of our projects;
•	volatile energy, commodity and consumables prices and currency exchange rates would impact our future production costs; and
•	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5.	Other Information.

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 2, 2018	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

