Form 10-K
period 2018-11-30
NOVAGOLD RESOURCES INC
filed 2019-01-23
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Based on the last sale price on the NYSE American of the registrant’s common shares on May 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) of $4.84 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $1,150,740,000.

As of January 16, 2019, the registrant had 325,052,364 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 1, 2019, in connection with the registrant’s fiscal year 2018 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

2

NOVAGOLD RESOURCES INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2018.

CURRENCY

References in this report to $ refer to United States currency and C$ to Canadian currency.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

We are a mineral exploration company engaged in the exploration and development of mineral properties. As used in this Annual Report on Form 10-K, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (“CIM Definition Standards”). These definitions differ from the definitions in the Securities and Exchange Commission (SEC) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. The terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in, and required to be disclosed by, NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. The Company has no reserves, as that term is defined under SEC Industry Guide 7.

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

Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, SEC Industry Guide 7 normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures. Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to SEC Industry Guide 7 reporting and disclosure requirements.

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

On October 31, 2018, the SEC adopted a final rule (“New Final Rule”) that will replace SEC Industry Guide 7 with new disclosure requirements that are more closely aligned with current industry and global regulatory practices and standards, including NI 43-101. Companies must comply with the New Final Rule for the company’s first fiscal year beginning on or after January 1, 2021, which for NOVAGOLD would be the fiscal year beginning December 1, 2021. While early voluntary compliance with the New Final Rule is permitted, NOVAGOLD has not elected to comply with the New Final Rule at this time.

See the “Glossary of Technical Terms” for more information regarding some of the terms used in this Cautionary Note.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold project, market prices for precious metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	uncertainty of whether there will ever be production at our mineral exploration and development properties;
•	our history of losses and expectation of future losses;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;
•	commodity price fluctuations;
•	risks related to market events and general economic conditions;
•	risks related to the third parties on which we depend for our exploration and development activities;
•	dependence on cooperation of joint venture partners in exploration and development of properties;
•	the risk that permits and governmental approvals necessary to develop and operate mines on our properties will not be available on a timely basis, subject to reasonable conditions, or at all;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to lack of infrastructure required to develop, construct, and operate our mineral properties;
•	uncertainty related to title to our mineral properties;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production;
•	competition in the mining industry;
•	risks related to governmental regulation and permits, including environmental regulation;
•	risks related to our largest shareholder;
•	risks related to conflicts of interests of some of the directors and officers of the Company;
•	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	credit, liquidity, interest rate and currency risks;

•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	our need to attract and retain qualified management and technical personnel;
•	uncertainty as to the outcome of potential litigation; and
•	risks related to global climate change.

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

GLOSSARY OF TECHNICAL TERMS

The following technical terms defined in this section are used throughout this Annual Report on Form 10-K.

alluvial	A placer formed by the action of running water, as in a stream channel or alluvial fan; also said of the valuable mineral (e.g. gold or diamond) associated with an alluvial placer.
arsenopyrite	An arsenic iron sulfide mineral (FeAsS).
assay	A metallurgical analysis used to determine the quantity (or grade) of various metals in a sample.
concentrate	A clean product recovered in flotation, which has been upgraded sufficiently for downstream processing or sale.
cut-off grade	When determining economically viable mineral reserves, the lowest grade of mineralized material that can be mined and processed at a profit.
cyanidation	A metallurgical technique, using a dilute cyanide solution, for extracting gold from ore by dissolving the gold into solution.
dike	A tabular igneous intrusion that cuts across the bedding of the host rock.
doré	A semi-pure alloy of gold and silver.
electrowinning	The deposition of gold from solution to cathodes by passing electric current from anodes through gold-bearing solution.
flotation	A process used for the concentration of minerals, especially within base metal systems.
geotechnical	Said of tasks or analysis that provide representative data of the geological rock quality in a known volume.
grade	Quantity of metal or mineral per unit weight of host rock.
greywacke	A variety of sandstone generally characterized by its hardness, dark color, and poorly sorted angular grains of quartz, feldspar, and small rock fragments set in a compact, clay-fine matrix.
host rock	A body of rock serving as a host for other rocks or for mineral deposits.
hydrothermal	Pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution.
intrusive	Said of igneous rock formed by the consolidation of magma intruded into other rocks.
mafic	Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.
massive	Said of a mineral deposit, especially of sulfides, characterized by a great concentration of mineralization in one place, as opposed to a disseminated or vein-like deposit.
mineral	A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.
mineral deposit	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures.
mineralization	A natural occurrence in rocks or soil of one or more yielding minerals or metals.
net present value (NPV)	The sum of the value on a given date of a series of future cash payments and receipts, discounted to reflect the time value of money and other factors such as investment risk.
ore	Rock containing metallic or non-metallic materials that can be mined and processed at a profit.
placer	An alluvial deposit of sand and gravel, which may contain valuable metals.
porphyry	An igneous rock of any composition that contains conspicuous phenocrysts (large crystals or mineral grains) in a fine-grained groundmass.
pyrite	An iron sulfide mineral (FeS2), the most common naturally occurring sulfide mineral.
pyrrhotite	An unusual, generally weakly magnetic, iron sulfide mineral with varying iron content (Fe1-x S (x=0 to 0.2)).
reverse circulation (RC)	A type of drilling using dual-walled drill pipe in which the material drilled, water and mud are circulated up the center pipe while air is blown down the outside pipe.

realgar	An arsenic sulfide mineral (As4 S4).
reclamation	Restoration of mined land to original contour, use, or condition where possible.
rhyodacite	A volcanic, high-silica rock composed of mostly quartz and feldspar.
sedimentary	Said of rock formed at the Earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.
shale	A fine-grained detrital (transported by wind, water, or ice) sedimentary rock, formed by the consolidation of clay, silt, or mud.
sill	An intrusive sheet of igneous rock of roughly uniform thickness that has been forced between the bedding planes of existing rock.
stibnite	An antimony sulfide mineral (Sb2S3).
strike	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.
sulfide	A compound of sulfur and some other metallic element.
syngenetic	Relating to or denoting a mineral deposit or formation produced at the same time as the host rock.
tailings	Uneconomic material produced by a mineral processing plant which is disposed of in a manner meeting government regulation and which may involve a permanent impoundment facility or which may involve the discharge of material to the environment in a manner regulated by the government authority.
vein	A thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz.
waste rock	Barren or submarginal rock that has been mined but is not of sufficient value to warrant treatment and is therefore removed ahead of the milling processes.

Canadian NI 43-101 Definitions:

Terms defined in National Instrument 43-101 – Standards of Disclosure for Mineral Projects. The definitions of the terms “Mineral Reserve”, “Mineral Resource”, “Mining Studies”, and “Qualified Person” also refer to the CIM Definition Standards, where they are further defined.

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

Mineral Reserve, Probable Mineral Reserve, and Proven Mineral Reserve

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

The location, quantity, grade or quality, continuity and other geological characteristics of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.

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

An Indicated Mineral Resource has a lower level of confidence than that applying to a Measured Mineral Resource and may only be converted to a Probable Mineral Reserve.

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

Exploration stage

An Exploration Stage issuer is one engaged in the search for mineral deposit (reserves) which are not in either the development or production stage.

Development stage

A Development Stage issuer is one which is engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Production stage

A Production Stage issuer is actively engaged in the exploitation of a mineral deposit (reserve).

Mineralized material

Refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Probable (Indicated) reserve

Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (Measured) reserve

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

Overview

We operate in the gold mining industry, primarily focused on advancing permitting of the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold LLC (“Donlin Gold”), a limited liability company owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”). In 2018, we completed the sale of our interest in the Galore Creek copper-gold-silver project in British Columbia, Canada. The Galore Creek project is now held by a partnership owned by Teck Resources Limited (“Teck”) and a subsidiary of Newmont Mining Corporation (“Newmont”) (formerly a wholly-owned subsidiary of NOVAGOLD prior to completion of the sale transaction on July 27, 2018) where each partner owns a 50% interest.

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

NOVAGOLD RESOURCES INC.

Corporate Structure

As of November 30, 2018, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., AGC Resources Inc, NOVAGOLD (Bermuda) Alaska Limited and NOVAGOLD Resources (Bermuda) Limited.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

NOVAGOLD RESOURCES INC.

Employees

On November 30, 2018, we had 13 full-time employees. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

Recent Developments

Donlin Gold Project

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

Several major State of Alaska permits were also issued and advanced during the year. After a public notice and comment period, the State of Alaska issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the State’s water quality standards. The Alaska Pollutant Discharge Elimination System (APDES) water discharge permit was issued on May 24, 2018 and with no appeal, became effective on July 1, 2018. The State of Alaska Department of Fish and Game issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. In October 2018, the State of Alaska Department of Environmental Conservation approved an extension by which construction of the Donlin Gold project as authorized by the Prevention of Significant Deterioration air quality permit must begin of June 30, 2020. On July 9, 2018, the State issued a 30-day public notice for proposed approval of the Donlin Gold Reclamation and Closure Plan. The public notice period was subsequently extended to 60 days until September 6, 2018, with a public hearing held on August 27, 2018, in Bethel. The draft waste management permit was issued for public comment in the first quarter of 2018.

The final approval of the Donlin Gold Reclamation and Closure Plan and final Waste Management Permit were issued on January 18, 2019. The proposed state portion of the pipeline Right-of-Way Lease and other state land use approvals are anticipated to be issued for public comment in the first half of 2019. The Alaska Dam Safety certificates require additional fieldwork and more detailed engineering that will commence in 2019 and require a multi-year commitment.

During 2018, a group called the Yukon-Kuskokwim River Alliance (YKRA) was formed to protect salmon habitat in the Yukon-Kuskokwim Delta. This organization along with 12 of the 56 village councils in the Calista Region (Native Village of Kasigluk, Orutsararmiut Native Council (ONC), Native Village of Eek, Tuluksak Native Community, Tununak Council, Native Village of Nunapitchuk, Chuloonawick Tribal Council, Native Village of Kwigillingok, Native Village of Kongiganak, Chefornak Traditional Council, Chevak Native Village, and Native Village of Napakiak) have adopted resolutions opposing development of the Donlin Gold project. Earthjustice, representing ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the YKRA, requested an informal review of the State of Alaska’s 401 certification by the Director of the Division of Water in the Alaska Department of Environmental Conservation. In October 2018, the Director granted this request and a decision is expected in the first quarter of 2019. YKRA and ONC also requested that the Alaska Department of Fish and Game reconsider the issuance of the Title 16 Fish Habitat permits. The Commissioner of the Department of Fish and Game explained the Department’s evaluation of and basis for the decision to issue the permits and declined the request for reconsideration. Donlin Gold LLC, with support from NOVAGOLD and Barrick, remains actively engaged in environmental sustainability projects and extensive outreach efforts with local stakeholders, through multiple traditional village council meetings, regional tribal gatherings, events and village visits across the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC collaborated with Calista and TKC (owners of the mineral and surface rights, respectively) on grants, scholarships and community outreach efforts. In November 2018, Alaska voters rejected by a 62 to 38 percent margin Ballot Measure No. 1, the Stand for Salmon initiative, that would have created a new multi-tiered system of fish habitat permits and may have made it difficult for Donlin Gold to obtain new or modified fish habitat permits required for the project.

The Donlin Gold LLC board must approve a construction program and budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold LLC board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold LLC.

NOVAGOLD RESOURCES INC.

The owners of the Donlin Gold project (Barrick and NOVAGOLD) continue to study ways to improve the project’s value and to reduce initial capital outlays through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for financing of some capital-intensive infrastructure. To date, these additional studies have identified opportunities that have the potential to benefit the project were the owners to decide to update the Donlin Gold feasibility study and to initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. Barrick and NOVAGOLD will take all this work into account before reaching a construction decision and will advance the Donlin Gold project in a financially-disciplined manner with a strong focus on environmental stewardship and social responsibility.

For further information, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Galore Creek Project

On July 27, 2018, we completed the sale of our 50% interest in the Galore Creek Partnership (GCP) and our 40% interest in the Copper Canyon mineral property to a subsidiary of Newmont. We intend to apply the proceeds toward the advancement of the Donlin Gold project. The Company received proceeds of $100.0 million on closing, a note for $75.0 million receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021 and a note for $25.0 million receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023, respectively. An additional $75.0 million will be receivable if and when a Galore Creek project construction plan is approved by the owner(s).

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

NOVAGOLD RESOURCES INC.

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

Seasonality

Our business is seasonal as our mineral exploration and development activities take place in southwestern Alaska. Due to the northern climate, work on the Donlin Gold project can be limited due to excessive snow cover and cold temperatures. In general, surface work often is limited to late spring through early fall, although work in some locations, which may more efficiently be accessed while frozen, occurs in the winter.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years:

Year	High	Low	Average
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,160
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,269
2019 (to January 16)	$1,294	$1,280	$1,289
Data Source: www.kitco.com

Available Information

We make available, free of charge, on or through our website at www.novagold.com, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports are also available at the SEC website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

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

NOVAGOLD RESOURCES INC.

Risks Related to Our Business

We have no history of commercially producing precious metals from our mineral exploration properties and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

None of our mineral properties are in production, we have no history of commercially producing precious metals from our current portfolio of mineral properties, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. None of our mineral properties are currently under construction. The future development of any mineral properties found to be economically feasible will require obtaining permits and financing and the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including:

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

The costs, timing and complexities of mine construction and development are increased by the remote location of our mineral properties, with additional challenges related thereto, including access, water and power supply, and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work and studies are completed on a project. New mining operations commonly experience unexpected costs, problems and delays during development, construction, and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that our activities will result in profitable mining operations, or that we will successfully establish mining operations, or profitably produce precious metals at any of our mineral properties.

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

We have a history of net losses and we expect to incur net losses for the foreseeable future. None of our mineral properties have advanced to the commercial production stage and we have no history of earnings or cash flow from operations. We expect to continue to incur net losses unless and until such time the Donlin Gold project enters into commercial production and generates sufficient revenues to fund continuing operations. The development of our mineral properties to achieve production will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, including the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the process of obtaining required government permits and approvals, the availability and cost of financing, the participation of our partners, and the execution of any sale or joint venture agreements with strategic partners. These factors, and others, are beyond our control. There is no assurance that we will be profitable in the future.

We have a limited property portfolio.

At present, our only material mineral property is the interest that we hold in the Donlin Gold project. Unless we acquire or develop additional mineral properties, we will be solely dependent upon this property. If no additional mineral properties are acquired by us, any adverse development affecting our operations and further development at the Donlin Gold project may have a material adverse effect on our financial condition and results of operations.

NOVAGOLD RESOURCES INC.

Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

We have limited financial resources. We will need external financing to develop and construct the Donlin Gold project. On December 5, 2011, we announced the total capital cost estimate for the Donlin Gold project was approximately $6.7 billion including costs related to the natural gas pipeline (100% basis). Our failure to obtain sufficient financing could result in the delay or indefinite postponement of exploration, development, construction, or production at the Donlin Gold project. The cost and terms of such financing may significantly reduce the expected benefits from development of the Donlin Gold project and/or render such development uneconomic. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable. Our failure to obtain financing could have a material adverse effect on our growth strategy and results of operations and financial condition.

We intend to fund our business plan from working capital, the proceeds of financings, and the proceeds received from the sale of our interest in the Galore Creek project. In the future, our ability to continue our exploration, permitting, development, and construction activities, if any, will depend in part on our ability to obtain suitable financing. If we raise additional funding by issuing additional equity securities or other securities that are convertible into equity securities, such financings may substantially dilute the interest of existing or future shareholders. Sales or issuances of a substantial number of securities, or the perception that such sales could occur, may adversely affect the prevailing market price for our common shares. With any additional sale or issuance of equity securities, investors will suffer dilution of their voting power and may experience dilution in earnings per share.

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

The capital costs to take our projects into production may be significantly higher than anticipated. On December 5, 2011, we announced the total capital cost estimate for the Donlin Gold project of approximately $6.7 billion, including costs related to the natural gas pipeline (100% basis). The previous capital cost estimate for the project released in April 2009 was $4.5 billion, which did not include the cost of a natural gas pipeline. Conditions may have changed since the Donlin Gold FS (as defined below) was completed and the results of that study may no longer reflect an accurate economic assessment of the Donlin Gold project.

None of our mineral properties have an operating history upon which we can base estimates of future operating costs. Decisions about the development of these and other mineral properties will ultimately be based upon feasibility studies. Feasibility studies derive estimates of cash operating costs based upon, among other things:

•	anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;
•	anticipated recovery rates of gold and other precious metals from the ore;
•	cash operating costs of comparable facilities and equipment; and
•	anticipated climatic conditions.

Capital costs, operating costs, production and economic returns, and other estimates contained in studies or estimates prepared by or for us may differ significantly from those anticipated by our current studies and estimates, and there can be no assurance that the capital costs incurred to construct and the operating costs incurred in operating the Donlin Gold project will not be higher than currently anticipated.

Changes in the market price of gold, which in the past has fluctuated widely, affect our financial condition.

Our profitability and long-term viability will depend, in large part, upon the market price of gold that may be produced from our Donlin Gold project. The market price of gold is volatile and is impacted by numerous factors beyond our control, including:

•	global or regional consumption patterns;
•	expectations with respect to the rate of inflation;

NOVAGOLD RESOURCES INC.

•	the relative strength of the U.S. dollar and certain other currencies;
•	interest rates;
•	global or regional political or economic conditions, including interest rates and currency values;
•	supply and demand for jewelry and industrial products containing gold; and
•	sales or purchases by central banks and other holders, speculators and producers of gold in response to any of the above factors.

We cannot predict the effect of these factors on gold prices. A decrease in the market price of gold could affect our ability to finance the development of the Donlin Gold project, which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that the market price of gold will remain at current levels or that such prices will improve. In particular, an increase in worldwide supply, and consequent downward pressure on prices, may result over the longer term from increased production from the development of new or expansion of existing mines. There is no assurance that if commercial quantities of gold are discovered, that a profitable market may exist or continue to exist for a production decision to be made or for the ultimate sale of gold.

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

A worsening of gold prices or tightening of credit in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our ability to finance development and construction of the Donlin Gold project. Specifically:

•	global economic conditions could make other investment sectors more attractive, thereby affecting the cost and availability of financing to us and our ability to achieve our business plan;
•	the imposition of protectionist or retaliatory trade tariffs by countries may impact our ability to import materials needed to construct our projects or conduct our operations, or to export our products, at prices that are economically feasible for our operations, or at all;
•	the volatility of metal prices would impact the economic viability of our mineral properties and any future revenues, profits, losses and cash flow;
•	negative economic pressures could adversely impact demand for future production from our mineral properties;
•	construction related costs could increase and adversely affect the economics of our projects;
•	volatile energy, commodity and consumables prices and currency exchange rates would impact our future production costs; and
•	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

We are dependent on a third party that participates in exploration and development of our Donlin Gold project.

Our success with respect to the Donlin Gold project depends on the efforts and expertise of a third party with whom we have contracted; we hold a 50% interest and the remaining 50% interest is held by a third party that is not under our control or direction. We are dependent on that third party for the progress and development of the Donlin Gold project. The third party may also have different priorities which could impact the timing and cost of development of the Donlin Gold project. The third party may also be in default of its agreement with us, without our knowledge, which may put the mineral property and related assets at risk. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our ability to achieve our business plan, profitability, or the viability of our interests held with the third party, which could have a material adverse impact on our business, future cash flows, earnings, results of operations and financial condition: (i) disagreement with our business partner on how to develop and operate the Donlin Gold project efficiently; (ii) inability to exert influence over certain strategic decisions made in respect of the jointly-held Donlin Gold project; (iii) inability of our business partner to meet its obligations to the joint business or third parties; and (iv) litigation with our business partner regarding joint business matters.

We require various permits to conduct our current and anticipated future operations, and delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

Our current and anticipated future operations, including further exploration and development activities and commencement of production on our mineral properties, require permits from various United States federal, state and local governmental authorities. There can be no assurance that all permits that we require for the construction of mining facilities and to conduct mining operations will be obtainable on reasonable terms, or at all. Delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

NOVAGOLD RESOURCES INC.

The duration and success of efforts to obtain and renew permits are contingent upon many variables not within our control. Shortage of qualified and experienced personnel in the various levels of government could result in delays or inefficiencies. Backlog within the permitting agencies could affect the permitting timeline of the various projects. Other factors that could affect the permitting timeline include (i) the number of other large-scale projects currently in a more advanced stage of development which could slow down the review process and (ii) significant public response regarding a specific project. As well, it can be difficult to assess what specific permitting requirements will ultimately apply to our projects.

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

Unless otherwise indicated, mineralization figures presented in this Annual Report on Form 10-K and in our other filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by our personnel and independent professionals. These estimates use mining terms as defined in accordance with Canadian NI 43-101 and CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the SEC Industry Guide 7. For further information, see Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves above. In addition, these estimates are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. There can be no assurance that:

•	these estimates will be accurate;
•	mineral reserve, mineral resource or other mineralization figures will be accurate; or
•	this mineralization could be mined, processed, or sold profitably.

Because we have not commenced commercial production at any of our mineral properties, mineralization estimates for our properties may require adjustments, including potential downward revisions based upon further exploration or development work, actual production experience, or changes in the price of gold. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by drilling results. There can be no assurance that the percentage of minerals recovered in small-scale tests will be duplicated in large-scale tests under on-site conditions or at production scale.

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

The resource and reserve estimates contained in this Annual Report on Form 10-K have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold may render portions of our mineralization uneconomic and result in reduced reported mineralization. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our ability to implement our business strategy, the results of operations or our financial condition.

NOVAGOLD RESOURCES INC.

We have established the presence of proven and probable reserves at our Donlin Gold project under Canadian standards. There can be no assurance that any resource estimates for our mineral projects will ultimately be reclassified as mineral reserves. There can be no assurance that subsequent testing or future studies will establish proven and probable mineral reserves at our other mineral properties, if any. The failure to establish proven and probable mineral reserves could restrict our ability to successfully implement our strategies for long-term growth and could impact future cash flows, earnings, results of operation and financial condition.

Lack of infrastructure could delay or prevent us from developing advanced projects.

Completion of the development of the Donlin Gold project is subject to various requirements, including the availability and timing of acceptable arrangements for power, water, transportation, access and facilities. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development of the project. There can be no assurance that adequate infrastructure, including access and power supply, will be built, that it will be built in a timely manner or that the cost of such infrastructure will be reasonable or that it will be sufficient to satisfy the requirements of the project. If adequate infrastructure is not available in a timely manner, there can be no assurance that:

•	the development of the Donlin Gold project will be commenced or completed on a timely basis, if at all;
•	the resulting operations will achieve the anticipated production volume; or
•	the construction costs and ongoing operating costs associated with the development of the Donlin Gold project will not be higher than anticipated.

Access to the Donlin Gold project is limited and there is no infrastructure that serves the project area. An approximately 500-kilometer-long natural gas pipeline is needed to supply fuel to the proposed generating plant to provide power for the Donlin Gold project. The proposed pipeline would traverse generally undeveloped areas in Alaska that are difficult to access. Transportation of most of the supplies needed to construct and operate the Donlin Gold project would be accomplished by barging materials on the Kuskokwim River during the annual shipping season which typically occurs from late April to mid-October. Two ports would be needed on the Kuskokwim River, the first located in Bethel, Alaska, where ocean barges would transition materials to river barges; and the second located approximately 200 miles upriver from Bethel. A 30-mile access road from the upriver port to the project site is needed to deliver the materials. Additionally, a 5,000-foot long airstrip would be built to provide year-round access to the project. Terrain, geologic conditions, ground conditions, steep slopes, river levels, ice breakup, weather, and other natural conditions that are beyond our control along the pipeline and transportation routes present design, permitting, construction, and operational challenges for the project. Cost and schedule estimates may increase significantly as more detailed engineering work, geotechnical and geological studies are completed.

Title and other rights to our mineral properties are subject to agreements with other parties.

The subsurface mineral and surface rights at the Donlin Gold project are owned by Calista Corporation and The Kuskokwim Corporation, respectively, two Alaska Native corporations. Donlin Gold operates on these lands pursuant to a Mining Lease with Calista Corporation and a Surface Use Agreement with The Kuskokwim Corporation. The ability of Donlin Gold to continue to explore and develop the Donlin Gold project depends upon its continued compliance with the terms and conditions of the Mining Lease and Surface Use Agreement. Furthermore, our ability to continue to explore and develop other mineral properties may be subject to agreements with other third parties, including agreements with native corporations, for instance.

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

NOVAGOLD RESOURCES INC.

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

Exploration, construction and production activities may be limited or delayed by inclement weather and shortened exploration, construction, development and operating seasons. For example, Donlin Gold proposes to transport the bulk of the supplies required to operate the Donlin Gold project to the site from ports in the United States and Canada. This would require the supplies to be transported by barge on the Kuskokwim River which is free of ice and open for barge traffic for a limited period each year. Delays in the ice breakup or early freeze-up, low flow levels and water depths, or other conditions affecting the Kuskokwim River could delay or prevent Donlin Gold from transporting supplies to the site. Any such interference with the delivery of needed supplies to the Donlin Gold project could adversely affect the construction or operation of the project and/or the costs associated with these activities which, in turn, would adversely affect our business.

We are subject to significant governmental regulation.

Our operations, exploration and development activities in the United States, are subject to extensive federal, state and local laws and regulations governing various matters, including:

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

All of our exploration, potential development and production activities in the United States are subject to regulation by governmental agencies under various environmental laws. To the extent that we conduct exploration activities or undertake new mining activities in other foreign countries, we will also be subject to environmental laws and regulations in those jurisdictions. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, use of water, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Environmental legislation continues to evolve and the trend has been toward stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations may require significant capital outlays on our behalf and may cause material changes or delays in our intended activities. There can be no assurance that future changes in environmental regulations will not adversely affect our business, and it is possible that future changes in these laws or regulations could have a significant adverse impact on some portion of our business, causing us to re-evaluate those activities at that time.

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

Electrum Strategic Resources L.P. (“Electrum”) and its affiliate GRAT Holdings LLC hold in the aggregate 26.02% of our issued and outstanding common shares as of January 16, 2019. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the board of directors (the “Board”) and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. Electrum designated Igor Levental, President of The Electrum Group LLC, an investment advisor that manages Electrum’s investments, as its observer at our Board meetings. In July 2010, Mr. Levental was appointed to our Board. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman and Chief Executive Officer of The Electrum Group LLC. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

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

NOVAGOLD RESOURCES INC.

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

Exploration and other activities at the Donlin Gold project have created disturbance that must be reclaimed. Financial resources spent on reclamation might otherwise be spent on further exploration and development programs. In addition, regulatory changes could increase our obligations to perform reclamation and mine closure activities. There can be no assurance that we will not be required to fund additional reclamation work at the site that could have a material adverse effect on our financial position.

We are exposed to credit, liquidity and interest rate risk.

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our cash equivalents and term deposit investments are held through large Canadian chartered banks with high investment-grade ratings. These investments mature at various dates over the current operating period. A portion of the proceeds from the sale of our Galore Creek assets include notes receivable from a subsidiary of Newmont Mining Corporation, a publicly-traded company with investment-grade credit ratings. The notes receivable include a $75 million note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021 and a $25 million note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. An additional $75.0 million will be receivable if and when a Galore Creek project construction plan is approved by the owner(s).. No value was assigned to the final $75 million contingent note receivable due to the uncertainty with regards to the approval of a Galore Creek project construction plan. The carrying amount of financial assets recorded in the financial statements, net of any allowances for losses, represents our maximum exposure to credit risk.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We manage liquidity risk through the management of our capital structure and financial leverage. Accounts payable and accrued liabilities are due within one year from the balance sheet date.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2018, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $1.0 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Donlin Gold Project, Alaska, below.

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

NOVAGOLD RESOURCES INC.

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

Rising metal prices encourage mining exploration, development and construction activity, which in the past has increased demand for and cost of contract mining services and equipment.

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

We are dependent on the services of key executives including our President and Chief Executive Officer and other highly skilled and experienced executives and personnel focused on managing our interests and the advancement of the Donlin Gold project, in addition to the identification of new opportunities for growth and funding. Due to our relatively small size, the loss of these persons or our inability to attract and retain additional highly skilled employees required for the development of our activities may have a material adverse effect on our business or future operations.

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

Global climate change is an international concern and could impact our ability to conduct future operations.

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

The Donlin Gold project is not directly threatened by current predictions of sea level rise as it is located inland at elevations from 100 meters to 450 meters above sea level. However, changes in sea levels could affect ocean and river transportation and shipping facilities, which would be used to transport supplies, equipment and personnel to the Donlin Gold project and products from the project to world markets. The Donlin Gold project proposes to deliver the vast majority of construction and operations equipment, supplies, consumables, and other required materials to the project site via the Kuskokwim River when it is ice-free. Historically, the Kuskokwim River has been ice-free from late April until mid-October and models based on historic weather and river flow records predict that there would be sufficient flow in the river to allow the transportation of the required materials to the project site annually. If climate changes alter the ice-free season or flow patterns of the Kuskokwim River, the current supply logistics plan for the project may need to be modified.

Climate changes also could affect the availability of water required to sustain operations at the Donlin Gold project. Also, management of water is an essential component of the project’s operating plans. Climate change could require modifications to the project’s water management plan, which may require additional capital investments or increase operating costs, if precipitation increases relative to historic records.

NOVAGOLD RESOURCES INC.

Extreme weather events (such as increased frequency or intensity of storms, increased snow pack, prolonged drought) have the potential to disrupt operations at our projects. Where appropriate the Donlin Gold project has developed emergency plans for managing extreme weather conditions; however, extended disruptions to supply lines due to extreme weather could result in interruption of activities at the project site, delay or increase the cost of construction of the project, or otherwise adversely affect our business.

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

Acquiring, holding or disposing of our securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K. In particular, potential investors that are U.S. taxpayers should be aware that we may be considered a “passive foreign investment company” under Section 1297(a) of the U.S. Internal Revenue Code (a PFIC). We believe that we were not a PFIC for our tax year ended November 30, 2018 but may become a PFIC for future tax years. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, a U.S. taxpayer will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

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

The following descriptions summarize selected information about our 50% interest in the Donlin Gold project located in Alaska, USA. The Donlin Gold project is without known reserves, as defined under SEC Industry Guide 7. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for the Donlin Gold project is based on “Donlin Creek Gold Project Alaska, USA, NI 43-101 Technical Report on Second Updated Feasibility Study” (“Donlin Gold FS”) for the Donlin Gold project in southwestern Alaska, USA, prepared by AMEC Americas Limited, now known as Wood Canada Limited (Wood), effective date November 18, 2011 and amended and filed on January 20, 2012. The Donlin Gold FS has been filed with the securities regulatory authorities in each province of Canada and with the SEC. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. References should be made to the full text of the Donlin Gold FS which is available for review on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

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

The Donlin Gold FS described herein was prepared under the November 2010 version of the CIM Definition Standards. The Qualified Persons who prepared the Donlin Gold FS certify that when applying the May 2014 version of the CIM Definition Standards, reserves and resources remain unchanged.

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

We entered into the limited liability company agreement with Barrick (“LLC Agreement”) dated December 1, 2007 which provided for the creation of Donlin Gold, which is jointly owned by us and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, we agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. As of November 30, 2018, the promissory note, including accrued interest, amounted to approximately $96.5 million. Funding for the project is currently shared by both parties on a 50/50 basis.

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

NOVAGOLD RESOURCES INC.

Other lands required for offsite infrastructure, such as the Jungjuk port site, the road to the port site and gas pipeline are categorized as Native, State of Alaska conveyed, or Bureau of Land Management (BLM) lands. Rights-of-way are required from other Alaska Native corporations, the State of Alaska and BLM for the road and pipeline alignments that cross Native corporation, state and federal lands.

Permits

Donlin Gold obtained the necessary permits and certifications that allowed for the exploration, associated feasibility study test work, environmental monitoring and EIS baseline data collection efforts. The current status of these permits is in line with the termination of the baseline data collection effort, temporary closure of the camp in May 2015, and the seasonal reopening of the site for a drill program from July to November 2017. The active permits include: Alaska Department of Natural Resources temporary use of water; the U.S. Army Corps of Engineering (individual 404 and nationwide 26); Alaska Department of Environmental Conservation (septic system, multisector stormwater general permit – sector G, owners requested limit [air]); Environmental Protection Agency injection well; and Federal Aviation Administration (Landing Area). Other permits were either put on hold, closed, or allowed to expire.

On August 7, 2012, we announced that Donlin Gold commenced permitting of the project by submitting a draft Plan of Operations and Section 404 Clean Water Act (CWA) draft permit application to federal and state regulators. The Section 404 permit application initiated the environmental review process under NEPA which involves preparation of an EIS. The Corps selected AECOM, formerly URS, an independent contractor, to prepare the EIS. The Notice of Intent for the EIS was published in the Federal Register on December 14, 2012 and the NEPA public scoping process was completed on March 29, 2013. During the remainder of 2013 and through 2014 and 2015, Donlin Gold worked to address the remaining data needs for the draft EIS. Donlin Gold also continued to provide application materials and maintained ongoing dialogue with the key permitting agencies. The Corps addressed the cooperating agency comments on the preliminary draft and filed the Notice of Availability for public release of the draft EIS in the Federal Register in November 2015. Subsequent to the filing of the draft EIS, the Corps issued a schedule for public meetings on the Donlin Gold draft EIS in the Y-K region and Anchorage, Alaska. The Corps conducted, and at the end of May 2016 completed, a six-month public comment period for the draft EIS, including 17 public comment meetings in communities across the Y-K region and in Anchorage. The Corps received comments from federal and state agencies, local and tribal governments, Alaska Native organizations, businesses, special interest groups/NGOs, and individuals.

On April 27, 2018, the Notice of Availability of the Donlin Gold final EIS was published in the Federal Register. On August 13, 2018, the Corps and the BLM issued a joint Federal Record of Decision (ROD) for the Donlin Gold project. Along with the ROD, the Corps issued a combined permit under CWA Section 404 and Section 10 of the Rivers and Harbors Act. Additionally, the BLM issued the Offer to Lease for the right-of-way for those portions of the natural gas pipeline that would cross federal lands. The Pipeline and Hazardous Materials Safety Administration previously issued a special permit for the natural gas pipeline on June 5, 2018. All Donlin Gold EIS documents were made available on a website at www.donlingoldeis.com. Donlin Gold is preserving the EIS website for informational purposes until the site is transferred to the possession of the State of Alaska.

Several major State of Alaska permits were also issued and advanced during 2018. After a public notice and comment period, the State of Alaska issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the State’s water quality standards. The Alaska Pollutant Discharge Elimination System (APDES) water discharge permit was issued on May 24, 2018 and with no appeal, became effective on July 1, 2018. The State of Alaska Department of Fish and Game issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. In October 2018, the State of Alaska Department of Environmental Conservation approved an extension of the date by which construction of the Donlin Gold project as authorized by the Prevention of Significant Deterioration air quality permit must begin until June 30, 2020. On July 9, 2018, the State issued a 30-day public notice for proposed approval of the Donlin Gold Reclamation and Closure Plan. The public notice period was subsequently extended to 60 days until September 6, 2018, with a public hearing held on August 27, 2018, in Bethel. The draft Waste Management Permit was issued for public comment in the first quarter of 2018. The final approval of the Donlin Gold Reclamation and Closure Plan and final Waste Management Permit were issued on January 18, 2019.

The state portion of the pipeline Right-of-Way Lease and other state land use approvals are anticipated to be issued for public comment in the first half of 2019. The Alaska Dam Safety certificates require additional fieldwork and more detailed engineering that will commence in 2019 and require a multi-year commitment.

During 2018, a group called the Yukon-Kuskokwim River Alliance (YKRA) was formed to protect salmon habitat in the Yukon-Kuskokwim Delta. This organization along with 12 of the 56 village councils in the Calista Region (Native Village of Kasigluk, Orutsararmiut Native Council (ONC), Native Village of Eek, Tuluksak Native Community, Tununak Council, Native Village of Nunapitchuk, Chuloonawick Tribal Council, Native Village of Kwigillingok, Native Village of Kongiganak, Chefornak Traditional Council, Chevak Native Village, and Native Village of Napakiak) have adopted resolutions opposing development of the Donlin Gold project. Earthjustice, representing ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and YKRA, requested an informal review of the State of Alaska’s 401 certification by the Commissioner of the Alaska Department of Environmental Conservation. YKRA and ONC also requested that the Alaska Department of Fish and Game reconsider the issuance of the Title 16 Fish Habitat permits. The Commissioner of the Department of Fish and Game explained the Department’s evaluation of and basis for the decision to issue the permits and declined the request for reconsideration.

NOVAGOLD RESOURCES INC.

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

Accessibility and Climate

The Donlin Gold property is located in southwestern Alaska, approximately 20 kilometers north of the village of Crooked Creek on the Kuskokwim River. The Kuskokwim River is a regional transportation route and is serviced by commercial barge lines. A 25-kilometer-long winter road, designated as an Alaska State Highway route and transportation corridor, accesses the property from the barge landing at the village of Crooked Creek. The Donlin Gold project currently has an all-season, soft-sided camp with facilities to house up to 150 people. An adjacent 1,500-meter-long airstrip is capable of handling aircraft as large as L-100 Hercules (42,000 pounds or 19,050 kilograms), allowing efficient shipment of personnel, some heavy equipment, and supplies. The Donlin Gold project can be reached directly by charter air facilities out of Anchorage, 450 kilometers to the east, and Aniak, 80 kilometers to the west.

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

Exploration History

Approximately 1,850 exploration and development drill holes, totaling 414,760 meters, have been completed from 1988 through 2017. Approximately 1,396 holes, totaling 339,733 meters, supported the resource model used in the Donlin Gold FS. The remaining holes were either drilled after the completion of the Donlin Gold FS (2017 drill program) or were utilized for other purposes, such as district exploration, carbonate resource, facilities condemnation, hydrology, and infrastructure engineering.

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
1909 to 1956	Various prospectors and placer miners	Gold discovered in 1909. Placer mining by hand, underground, and hydraulic methods.	Total placer gold production of approximately 30,000 ounces.
1970s to 2015	Robert Lyman and heirs	Resumed sluice mining in Donlin Gold area and placer mined Snow Gulch.	First year of mining Snow Gulch produced best results, with 800 ounces of gold recovered. Donlin Gold has obtained an agreement with the Lyman family to consolidate the land package around the proposed mine.
1974, 1975	Resource Associates of Alaska (RAA)	Regional mineral potential evaluation for Calista. Soil grid and three bulldozer trenches dug in Snow Gulch area.	Soil, rock, and vein samples have anomalous gold values. Trench rock sample results range from 2 to 20 grams per tonne gold.
1984 to 1987	Calista Corporation	Minor work. Geologists from various mining companies, including Cominco and Kennecott, visit the property.
1986	Lyman Resources	Auger drilling for placer evaluation finds abundant gray, sulfide rich clay near Quartz Gulch.	Assays of cuttings average over 7 grams per tonne gold. Initial discovery of Far Side (“Carolyn”) prospect.
1987	Calista Corporation	Rock sampling of ridge tops and auger drill sampling of Far Side prospect.	Anomalous gold values from auger holes: best result = 9.7 grams per tonne gold.
1988 to 1989	Western Gold Exploration and Mining Co.	Airborne geophysics, geological mapping, and soil sampling over most of the project area. Total of 13,525 meters of D9 Cat trenching at all prospects. Over 15,000 soil, rock chip, and auger samples collected. Drilling included 3,106 feet of AX core drilling, 404 meters in 239 auger holes, and 10,423 meters of RC drilling (125 holes). First metallurgical tests and petrographic work.	Initial work identified eight prospects with encouraging geology (Snow, Dome, Quartz, Carolyn, Queen, Upper Lewis, Lower Lewis, and Rochelieu). Drilling at most of these prospects led to identification of the Lewis areas as having the best bulk-mineable potential. Mineral resource estimate completed.
1993	Teck Exploration Ltd.	D-9 Cat trenching (1,400 meters) and two 500-meter soil lines in Lewis area. Petrographic, fluid inclusion, and metallurgical work.	Identified new mineralized areas, updated Mineral resource estimate.
1995 to 2000	Placer Dome	87,383 meters of core, 11,909 meters of RC drilling and 8,493 meters of trenching. Environmental monitoring and assessment.	Drilled the American Creek magnetic anomaly (ACMA), discovered the ACMA deposit. Numerous mineral resource estimation iterations.
2001 to 2002	NOVAGOLD	46,495 meters of core, 38,022 meters of RC drilling, 89.5 meters of geotechnical drilling, and 268 meters of water monitoring holes.	Filed a preliminary assessment report on the project. Updated resource estimate.
2003 to 2005	Donlin Gold Joint Venture	25,448 meters of core and 5,979 meters of RC drilling. Calcium carbonate exploration drilling; IP lines for facility condemnation studies.	Infill drilled throughout the resource area. Discovered a calcium carbonate resource. Poor quality IP data.
2006	Donlin Gold Joint Venture	92,804 meters of core drilling to support mineral resource classification conversion, slope stability, metallurgy, waste rock, carbonate exploration, facilities and port road studies.	Geological model and mineral resource update.

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
2007	Donlin Gold Joint Venture	Core drilling totaled 75,257 meters and included resource delineation, geotechnical and engineering, and carbonate exploration. 13 RC holes for monitor wells and pit pump tests totaled 1,043 meters.	Improved pit slope parameters, positive hydrogeological results. Carbonate exploration was negative. Updated mineral resource estimate. Completed feasibility study with positive results.
2008	Donlin Gold LLC	108 core holes totaling 33,425 meters for exploration and facility related geotechnical and condemnation studies. Updated resource models. Metallurgical test work: flotation variability and CN leach. 54 test pits and 37 auger holes were also completed for overburden characterization.	Resource expansion indicated for East ACMA. CN leach resource potential indicated for the main resource area, Snow, and Dome prospects. Facility sites successfully condemned. Updated resource estimates utilizing applicable data through 2007.
2009	Donlin Gold LLC	19 geotechnical core holes totaling 950 meters in facility sites and to address hydrology.
2010	Donlin Gold LLC	Six geotechnical core holes totaling 2,090 meters to evaluate slope stability of expanded pit. Also drilled 90 auger holes totaling 585 meters and dug 59 test pits to further evaluate overburden conditions and gravel supplies within tailings storage facility (TSF) area.	Pit slope stability of new pit design remained acceptable. Construction suitability of surficial materials in TSF is evaluated.
2017	Donlin Gold LLC	16 core holes totaling 7,040 meters to test targeted mineralized zones, collect structural data related to mineralization, and collect geotechnical data.

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

NOVAGOLD RESOURCES INC.

Rowland Engineering Consultants performed the geotechnical assessments for the engineering to support design of the port site, airstrip, plant site and interconnecting roads. BGC, Inc (BGC). performed geotechnical analyses for the design of the pit, waste rock facility, and TSF.

The site-wide hydrological model developed by BGC, is based on extensive drill data and climatic information for the area. BGC, CEMI, Hatch Ltd., and SRK, Inc. provided hydrologic studies, design criteria and associated test work for the water treatment plant requirements during construction, operations, and closure. Lorax Environmental performed water quality modeling for the post closure pit lake.

Exploration Potential

The mineral resource defined in the Donlin Gold FS is confined to a portion of the property. We believe there is considerable potential to increase the mineral resources at the Donlin Gold project. Numerous other targets have been identified along the 8-kilometer mineralized gold trend and are defined by surface sampling and various historical drill holes containing significant gold values.

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

Metallurgy

Sufficient metallurgical test work was completed under the direction of Barrick personnel to support the Donlin Gold FS. Gold is mainly carried by arsenopyrite. Variation is observed in processing behavior between intrusive rocks and sedimentary rocks, but less so between the geographical sources.

Process testing generated development of the following conceptual flowsheet:

•	conventional crushing and grinding;
•	concentration by flotation;
•	pressure oxidation of the concentrate in an autoclave;
•	carbon-in-leach (“CIL”) cyanidation of the oxidized concentrate;

NOVAGOLD RESOURCES INC.

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

Mineral resources were classified using criteria appropriate under the CIM Definition Standards by application of the NSR-based cut-off that incorporated mining and recovery parameters, and constraint of the mineral resources to a pit shell based on commodity prices. The mineral resources have an effective date of July 11, 2011. The mineral resources are summarized in the table below.

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

NOVAGOLD RESOURCES INC.

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

Base Case Project Sensitivity to Gold Price

Gold ($ per ounce)	LOM Cash Flow ($ million)(1)	Year -5 NPV5% ($ million)(2)	Year -5 IRR (%)(2)
$1,000	$2,143	$(1,342)	2.3
$1,100	$4,191	$(385)	4.3
$1,200	$6,197	$547	6.0
$1,300	$8,187	$1,465	7.5
$1,400	$10,166	$2,375	8.9
$1,500	$11,631	$3,147	10.2

Summary of Key Evaluation Metrics (Base Case at $1,200 per ounce gold)

Total tonnes mined (million)	3,260
Ore tonnes treated (million)	505
Strip ratio (waste tonnes per ore tonne)	5.48
Gold ounces recovered (million)	30.4
Gold recovery (%)	89.8%

($ million)
Gold, net revenue	$36,445
Less:
Mining	(8,200)
Processing	(7,808)
G&A, community, refining& land	(3,232)
Costs applicable to sales(3)	(19,240)
Initial capital(1)	(6,511)
Sustaining capital	(1,505)
Total capital	(8,016)
Income taxes	(2,741)
Reclamation trust fund	(274)
Salvage	23
Total costs	(30,248)
Total cash flow(1)	$6,197

Payback period (years)	9.2
Operation life (years)	27

Year -5 NPV 5%(2) ($ million)	$547
Year -5 IRR(2)	6.0%

Notes:

(1)	Cash flow after-tax excludes sunk costs of $168 million assumed to be spent in Years -6 and -7.
(2)	Reference dates for discounted cash flow metrics are Year -5 (January 1, 2014 per the Donlin Gold FS) and exclude sunk costs.
(3)	Costs applicable to sales (US GAAP), excluding Depreciation and Reclamation costs.

NOVAGOLD RESOURCES INC.

Operating Cost Estimates

	$ per ounce	$ per tonne milled
Mining cost	$270	$16.24
Process cost	257	15.47
G&A, community, refining & land	107	6.42
	$634	$38.13

Capital Cost Estimates

($ million)
Mining	$345
Site preparation /roads	236
Process facilities	1,326
Tailings	120
Utilities (including natural gas pipeline)	1,302
Ancillary buildings	304
Off-site facilities	243
Total direct costs	3,876
Owners’ costs	414
Indirect costs	1,405
Contingency	984
Total indirect and contingency	2,803
Total project cost	$6,679

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

Proposed Tailings Storage

The TSF in the Anaconda Creek basin will be a fully lined impoundment with a cross valley dam downstream (“main dam”) in the valley. The tailings dam will be constructed of compacted rock fill using the downstream method with a composite liner on the upstream face. The tailings impoundment footprint will be lined with a linear low-density polyethylene liner over a layer of broadly graded silty sand and gravel acting as low permeability bedding material and providing secondary containment. Material for construction will be sourced from the plant site and fuel farm during initial construction and from the open pit for the later raises during operations.

Water Diversion Dams

Water dams are required during the construction period and initial years of operation to protect the lined upstream face of the tailings-starter dam from a significant flood event, to provide a reliable source of fresh water during operation of the process plant, and to minimize runoff into the TSF.

Current and Planned On-Site Infrastructure

Current site infrastructure comprises an all-season, soft-sided camp with facilities to house up to 150 people consisting of kitchen, living quarters, equipment shop, drill shack and other buildings required for support year-round exploration activities.

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

In the nearby villages, Crooked Creek has approximately 105 residents and Aniak has a population of approximately 500. The workforce for the project would be sourced from the local area, from Alaskan regional centers and from other sources as required.

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

Planned Off-site Infrastructure

The off-site infrastructure for the project includes three main development sites in remote locations: the Jungjuk Port site and mine access road; the natural gas pipeline; and the Bethel port facilities. The Jungjuk Port site is situated upriver on the Kuskokwim River near the mouth of Jungjuk Creek. A port-to-mine access road (Jungjuk Road), approximately 44 kilometers long, will traverse varied terrain from the Jungjuk Port site to the mine site. A 4.8-kilometer long spur road will serve the project airstrip. The primary purpose of the road is to transport freight from the Jungjuk Port site to the mine mostly by conventional highway tractors and trailers. The natural gas pipeline is described under the Power heading below. The Bethel Port will be situated near the town of Bethel, a community of approximately 6,080 residents, that is the main port on the Kuskokwim River and is an administrative and transportation hub for the 56 villages in the Y-K region. The Port of Bethel is the northernmost medium-draft port in the United States and is served by ocean-going barges. The proposed port would serve as a trans-shipment point from ocean barges to river barges to supply the project during the summer.

NOVAGOLD RESOURCES INC.

Power

Natural gas will be delivered to site by an approximately 315-mile (500-kilometer) long 14-inch (356 millimeter) diameter pipeline to supply an on-site power generation facility. The Donlin Gold FS contemplates that the electric power for the site will be generated from a dual-fueled (natural gas and diesel), reciprocating engine power plant with a steam turbine utilizing waste heat recovery from the engines. The power plant consists of two equal halves, each consisting of six reciprocating engines, and a separate steam turbine. The total generation facility is nominally rated at 182 MW initially and will increase to 215 MW after four years with the addition of two more generators (one in each half) to allow for N+2 redundancy, thus allowing planned maintenance and predicted outages without cutting back production.

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

The source of water supply for the construction camp and, later, the plant site potable water systems is an array of eight deep wells south of Omega Gulch, near Crooked Creek. Water supply will be pumped to freshwater storage tanks and will be treated prior to consumption.

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

NOVAGOLD RESOURCES INC.

Financial Analysis

The total capital cost estimate for the Donlin Gold project is $6.7 billion including costs related to the natural gas pipeline and a contingency. The project’s estimated after-tax net present value (NPV 5%) is $547 million with an IRR after-tax at 6.0% using the base case gold price of $1,200 per ounce. The undiscounted break-even gold price is $902 per ounce. In the Donlin Gold FS, the overall economic viability of the project was evaluated by both discounted and undiscounted cash flow analyses, based on the engineering studies and cost estimates discussed in this study. Assumptions in the model comprised:

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

Galore Creek Project, British Columbia

Galore Creek Partnership

On July 27, 2018, we completed the sale of our 50% interest in the Galore Creek Partnership (GCP) and our 40% interest in the Copper Canyon mineral property to a subsidiary of Newmont. We intend to apply the proceeds from the sale toward the advancement of the Donlin Gold project. The Company received proceeds of $100.0 million on closing, a note for $75.0 million receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a note for $25.0 million receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. An additional $75.0 million will be receivable if and when a Galore Creek project construction plan is approved by the owner(s).

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (MSHA). During the fiscal year ended November 30, 2018, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold LLC is the operator of the Donlin Gold project. Donlin Gold LLC is not a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control Donlin Gold LLC.

NOVAGOLD RESOURCES INC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the New York Stock Exchange (NYSE American) and on the Toronto Stock Exchange (TSX) under the symbol “NG.” On January 16, 2019, there were 618 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. We believe that more than half of our common shares are beneficially owned by investors in the United States.

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

This comment is restricted to holders of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the benefits of the Convention, (iii) holds all common shares as capital property, (iv) deals at arm’s length with and is not affiliated with NOVAGOLD, (v) does not and is not deemed to use or hold any common shares in a business carried on in Canada, (vi) is not an insurer that carries on business in Canada and elsewhere and (vii) is not a “specified shareholder” (as defined in subsection 18(5) of the Canadian Tax Act) of NOVAGOLD (each such holder, a “U.S. Resident Holder”).

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

NOVAGOLD RESOURCES INC.

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

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of common shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our common shares or other securities, in particular, the tax consequences if the Company is or becomes a “passive foreign investment company” (commonly known as a “PFIC”) within the meaning of Section 1297 of the United States Internal Revenue Code. For further information, see section Item 1A, Risk Factors - Acquiring, holding or disposing of NOVAGOLD’s securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K and, in particular, potential investors should be aware that NOVAGOLD does not believe it is a “passive foreign investment company” under the U.S. Internal Revenue Code for the year ended November 30, 2018, but if it is or becomes a passive foreign investment company, there may be tax consequences for investors in the United States.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

NOVAGOLD RESOURCES INC.

Item 6.	Selected Financial Data

The selected financial data set forth in the table below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and the Notes thereto.

	Years ended November 30,
($ thousands, except per share)	2018	2017	2016	2015	2014
Loss from operations	$(27,291)	$(32,021)	$(28,998)	$(31,304)	$(36,067)

Net loss from continuing operations	$(31,466)	$(36,915)	$(32,697)	$(31,560)	$(38,543)
Net loss from discontinued operations	(81,299)	(2,101)	(1,149)	(392)	(1,941)
Net loss	$(112,765)	$(39,016)	$(33,846)	$(31,952)	$(40,484)

Net loss per common share – basic and diluted
Continuing operations	$(0.10)	$(0.11)	$(0.10)	$(0.10)	$(0.12)
Discontinued operations	(0.25)	(0.01)	(0.01)	–	(0.01)
	$(0.35)	$(0.12)	$(0.11)	$(0.10)	$(0.13)

	As of November 30,
	2018	2017	2016	2015	2014
Total assets	$260,929	$398,661	$408,261	$433,584	$524,546
Long-term liabilities	$96,581	$111,210	$104,947	$100,771	$100,204
Shareholders’ equity	$160,668	$284,029	$300,263	$329,296	$405,116

NOVAGOLD RESOURCES INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended November 30, 2018, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.

In 2018, we successfully delivered on the key goals established at the beginning of the year. Highlights of our accomplishments include:

Advancement of the Donlin Gold project

The NEPA review and federal permitting for the Donlin Gold project were completed in the third quarter. On August 13, 2018, the Corps, the lead federal agency for the EIS, and the BLM issued a joint federal Record of Decision (ROD) for the Donlin Gold project following completion of the federal NEPA process. Along with the ROD, the Corps issued a combined permit under Clean Water Act (CWA) Section 404 and Section 10 of the Rivers and Harbors Act. Additionally, the BLM issued the Offer to Lease for the Right-of-Way for those portions of the natural gas pipeline that would cross federal lands. The Pipeline and Hazardous Materials Safety Administration previously issued a special permit for the natural gas pipeline on June 5, 2018.

Several major State of Alaska permits were also issued and advanced during the year. After a public notice and comment period, the State of Alaska issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the State’s water quality standards. The Alaska Pollutant Discharge Elimination System (APDES) water discharge permit was issued on May 24, 2018 and with no appeal, became effective on July 1, 2018. The State of Alaska Department of Fish and Game issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. In October 2018, the State of Alaska Department of Environmental Conservation approved an extension by which construction of the Donlin Gold project as authorized by the Prevention of Significant Deterioration air quality permit must begin by June 30, 2020. On July 9, 2018, the State issued a 30-day public notice for proposed approval of the Donlin Gold Reclamation and Closure Plan. The public notice period was subsequently extended to 60 days until September 6, 2018, with a public hearing held on August 27, 2018, in Bethel. The draft Waste Management Permit was issued for public comment in the first quarter of 2018.

The final approval of the Donlin Gold Reclamation and Closure Plan and final Waste Management Permit were issued on January 18, 2019. The proposed state portion of the pipeline Right-of-Way Lease and other state land use approvals are anticipated to be issued for public comment in the first half of 2019. The Alaska Dam Safety certificates require additional fieldwork and more detailed engineering that will commence in 2019 and require a multi-year commitment.

The Donlin Gold LLC board must approve a construction program and budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold LLC board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project.

During 2018, a group called the Yukon-Kuskokwim River Alliance (YKRA) was formed to protect salmon habitat in the Yukon-Kuskokwim Delta. This organization along with 12 of the 56 village councils in the Calista Region (Native Village of Kasigluk, Orutsararmiut Native Council (ONC), Native Village of Eek, Tuluksak Native Community, Tununak Council, Native Village of Nunapitchuk, Chuloonawick Tribal Council, Native Village of Kwigillingok, Native Village of Kongiganak, Chefornak Traditional Council, Chevak Native Village, and Native Village of Napakiak) have adopted resolutions opposing development of the Donlin Gold project. Earthjustice, representing ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the YKRA, requested an informal review of the State of Alaska’s 401 certification by the Director of the Division of Water in the Alaska Department of Environmental Conservation. In October 2018, the Director responded to the request by deciding to conduct the informal review and a decision is expected in the first quarter of 2019. YKRA and ONC also requested that the Alaska Department of Fish and Game reconsider the issuance of the Title 16 Fish Habitat permits. The Commissioner of the Department of Fish and Game explained the Department’s evaluation of and basis for the decision to issue the permits and declined the request for reconsideration.

NOVAGOLD RESOURCES INC.

Donlin Gold LLC, with support from NOVAGOLD and Barrick, remains actively engaged in environmental sustainability projects and extensive outreach efforts with local stakeholders, through multiple traditional village council meetings, regional tribal gatherings, events and village visits across the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC collaborated with Calista and TKC (owners of the mineral and surface rights, respectively) on grants, scholarships and community outreach efforts. In November 2018, Alaska voters rejected by a 62 to 38 percent margin Ballot Measure No. 1, the Stand for Salmon initiative, that would have created a new multi-tiered system of fish habitat permits and may have made it difficult for Donlin Gold to obtain new or modified fish habitat permits required for the project.

The owners of the Donlin Gold project (Barrick and NOVAGOLD) continue to study ways to further improve the project’s value and to reduce initial capital outlays through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for financing of some capital-intensive infrastructure. To date, these additional studies have identified opportunities that have the potential to benefit the project were the owners to decide to update the Donlin Gold feasibility study and initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. Barrick and NOVAGOLD will take all this work into account before reaching a construction decision and will advance the Donlin Gold project in a financially-disciplined manner with a strong focus on environmental stewardship and social responsibility.

Our share of funding for the Donlin Gold project in 2018 was $8.9 million, including $6.1 million for permitting and community engagement, and $2.8 million for ongoing optimization efforts. Our share of the 2019 work program and budget includes $13 million to continue to advance the project. In addition, Donlin Gold will continue to maintain its engagement with communities throughout the Y-K region.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Sale of Galore Creek

On July 27, 2018, we completed the sale of our 50% interest in the Galore Creek Partnership (GCP) and our 40% interest in the Copper Canyon mineral property to Newmont Mining Corporation (“Newmont”). We intend to apply the proceeds from the sale toward the advancement of the Donlin Gold project. The Company received proceeds of $100 million on closing, a note for $75 million receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a note for $25 million receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. An additional $75.0 million will be receivable if and when a Galore Creek project construction plan is approved by the owner(s).

The deferred payments of $75 million and $25 million were valued using a discounted cash flow approach. We assumed the payments will be received in three and five years, respectively, based on our best estimate of the timing of payments. We estimated the fair value of the $75 million and $25 million notes receivable at $88.4 million, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying value of the notes receivable are being accreted to $75 million and $25 million over three and five years, respectively. No value was assigned to the final $75 million contingent note receivable due to the uncertainty related to the approval of a Galore Creek project construction plan.

Galore Creek is presented as a discontinued operation for all periods reported. In 2018, our share of GCP’s equity loss was $1.2 million and the Loss on the sale of Galore Creek, net of tax, was $80.1 million. Our share of cash funding for GCP was $1.5 million, primarily for care and maintenance, and supporting community initiatives.

Maintained our strong financial position

Cash and term deposits increased by $83.1 million in 2018 and totaled $167.0 million at November 30, 2018.

Outlook

Our goals for 2019 include:

•	Advance the Donlin Gold project toward a construction/production decision.

•	Maintain a healthy balance sheet.

•	Maintain an effective corporate social responsibility program.

We do not currently generate operating cash flows. At November 30, 2018, we had cash and cash equivalents of $21.0 million and term deposits of $146.0 million. At present, we believe that these balances are sufficient to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs. Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors - Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing, above.

NOVAGOLD RESOURCES INC.

In 2019, we expect to spend approximately $24 million, including $13 million to fund our share of expenditures at the Donlin Gold project and $11 million for general and administrative costs.

Summary of Consolidated Financial Performance

	Years ended November 30,
($ thousands, except per share)	2018	2017	2016
Loss from operations	$(27,291)	$(32,021)	$(28,998)

Net loss from continuing operations	$(31,466)	$(36,915)	$(32,697)
Net loss from discontinued operations, net of tax	(81,299)	(2,101)	(1,149)
Net loss	$(112,765)	$(39,016)	$(33,846)

Net loss per common share – basic and diluted
Continuing operations	$(0.10)	$(0.11)	$(0.10)
Discontinued operations	(0.25)	(0.01)	(0.01)
	$(0.35)	$(0.12)	$(0.11)

Results of Operations

2018 compared to 2017

Loss from operations decreased from $32.0 million in 2017 to $27.3 million in 2018 due to lower project expenses at Donlin Gold and lower general and administrative expense. Expenses at Donlin Gold decreased due to lower permitting costs and no drill program in 2018. General and administrative expenses decreased by $2.3 million, primarily due to lower share-based compensation costs for stock options and PSUs compared to the prior year. The Company extended the vesting period for new stock option and PSU grants issued in 2018 to three years and eliminated the individual performance multiplier in the formula for long-term equity compensation, which had the potential to increase long-term equity incentive grants above the target amount.

Net loss from continuing operations decreased from $36.9 million ($0.11 per share) in 2017 to $31.4 million ($0.10 per share) in 2018, primarily due to lower operating losses, higher interest income, accretion of notes receivable and lower foreign exchange loss offset by higher interest expense on the promissory note payable to Barrick.

Net loss from discontinued operations, net of tax of $81.3 million ($0.25 per share) results primarily from the Loss on sale of Galore Creek, net of tax, of $80.1 million. The net book value of the assets disposed exceeded the net proceeds by $105.3 million and was partially offset by the reclassification of cumulative foreign currency translation adjustments of $13.8 million and a net deferred tax recovery of $11.5 million. Loss on Galore Creek operations, net of tax decreased from $2.1 million in 2017 to $1.2 million in 2018 prior to closing the sale on July 27, 2018.

2017 compared to 2016

Loss from operations increased by $3.0 million from $29.0 million in 2016 to $32.0 million in 2017. The increase resulted from the 2017 Donlin Gold drilling program ($3.3 million), and higher general and administrative costs ($0.6 million), partially offset by lower permitting costs at Donlin Gold ($0.9 million).

Net loss from continuing operations increased from $32.7 million ($0.10 per share – basic and diluted) in 2016 to $36.9 million ($0.11 per share – basic and diluted) in 2017. The $4.2 million increase resulted from the increased loss from operations ($3.0 million) and an increase in other income (expense) ($1.2 million). Other income (expense) increased due to higher interest expense on the Barrick promissory note ($0.7 million) and foreign exchange movements ($0.7 million), partially offset by increased interest income on term deposits ($0.2 million).

NOVAGOLD RESOURCES INC.

Net loss from discontinued operations, net of tax increased from $1.1 million in 2016 to $2.1 million in 2017 due to increased care and maintenance activities at Galore Creek ($0.6 million) and deferred income tax expense ($0.4 million) due to an increase in the British Columbia provincial income tax rate.

Liquidity, Capital Resources and Capital Requirements

	Years ended November 30,
($ thousands)	2018	2017	2016
Net cash (used in) provided from:
Operating activities of continuing operations	$(10,392)	$(8,077)	$(8,937)
Investing activities of continuing operations	$(98,920)	$7,604	$1,288
Financing activities of continuing operations	$–	$(196)	$(4,275)

Net cash (used in) provided from:
Investing activities of discontinued operations	$102,448	$(1,803)	$496

	At November 30,
($ thousands)	2018	2017	Change
Cash and cash equivalents	$21,004	$27,954	$(6,950)
Term deposits	$146,000	$56,000	$90,000

Total Cash and cash equivalents and Term deposits increased by $83.1 million in 2018 due to net proceeds of $99.3 million from the sale of Galore Creek, return of $4.6 million for reclamation deposits, partially offset by $8.9 million used to fund Donlin Gold, $10.8 million for administrative activities and $1.5 million to fund Galore Creek prior to the sale. The net change in Cash and cash equivalents and Term deposits was also favorably impacted by higher interest income and working capital changes, resulting in a net increase in Cash and cash equivalents and Term deposits of $83.1 million. Total spending in 2018 was $6.8 million lower than our original outlook of $28 million, mainly due to lower than expected permitting and optimization work expenditures at Donlin Gold ($5.1 million), the sale of Galore Creek mid-way through the year ($1.5 million) and lower administrative costs ($0.2 million).

The U.S. dollar denominated term deposits are held at Canadian chartered banks. We have sufficient working capital available for the next twelve-month period to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs.

2018 compared to 2017

Net cash used in operating activities of continuing operations increased by $2.3 million, primarily due to changes in working capital. Net cash used in investing activities of continuing operations increased in 2018 primarily due to investing the gross proceeds of $100 million from the sale of Galore Creek in term deposits. Cash used to fund Donlin Gold was $2.5 million lower than the prior year period due to the 2017 drill program. In 2017, Net cash used in financing activities of continuing operations related to withholding taxes paid on vested performance share units.

Net cash provided from investing activities of discontinued operations in 2018 includes the receipt of $99.3 million in net cash proceeds on the sale of Galore Creek and $4.6 million to refund cash deposits previously made by the Company for Galore Creek reclamation bonding. Funding of the Galore Creek project in 2018 was $1.5 million prior to the sale.

2017 compared to 2016

Net cash used in operating activities of continuing operations decreased by $0.9 million primarily due to changes in working capital, partially offset by increases in general and administrative costs. General and administrative costs increased due to increases in salaries, professional fees and office expenses. Net cash provided from investing activities of continuing operations increased by $6.3 million as increased net cash provided from term deposits were partially offset by increased cash used to fund Donlin Gold due to the 2017 drill program. Net cash used in financing activities of continuing operations decreased by $4.1 million due to lower withholding taxes paid on vested performance share units; the Company elected to deliver full shares to executives in the first quarter of 2017 to reduce the use of cash.

Net cash (used in) provided from investing activities of discontinued operations includes funding of the Galore Creek project of $1.6 million in 2017 and $1.0 million in 2016. In 2016 the Company also received $1.5 million for mining exploration tax credits for exploration work performed in prior years.

NOVAGOLD RESOURCES INC.

Contractual Obligations

Our contractual obligations as of November 30, 2018 were as follows:

($ thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Remediation	$182	$182	$–	$–	$–
Office and equipment leases	857	226	403	228	–
Promissory note	96,501	–	–	–	96,501
Total	$97,540	$408	$403	$228	$96,501

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Outstanding share data

As of January 16, 2019, the Company had 325,052,364 common shares issued and outstanding. Also as of January 16, 2019, the Company had: i) a total of 17,459,460 stock options outstanding; 9,584,760 of those stock options with a weighted-average exercise price of C$4.32 and the remaining 7,874,700 with a weighted-average exercise price of $4.07; and ii) 1,669,100 performance share units and 265,214 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 20,228,324 common shares.

Related party transactions

The Company provided technical services to Donlin Gold LLC for $658,000 in 2018, $nil in 2017 and 2016.

As of November 30, 2018, the Company has accounts receivable from Donlin Gold LLC of $247,000 (November 30, 2017: $nil) included in other current assets.

Fourth quarter results

During the fourth quarter of 2018, we incurred a net loss of $6.1 million compared to a net loss of $10.0 million for the comparable period in 2017. The decrease in net loss primarily resulted from lower equity losses from Donlin Gold due to the 2017 drilling program and lower permitting activity.

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

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. We identified Donlin Gold LLC as a Variable Interest Entity (VIE) as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its investment in Donlin Gold LLC.

Donlin Gold LLC is a non-publicly traded equity investee holding exploration and development projects. The Company reviews and evaluates its investment in affiliates for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of an investment in affiliates include a significant decrease in long-term expected gold price, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims or a change in the development plan or strategy for the project. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If the underlying assets are not recoverable, an impairment loss is measured and recorded based on the difference between the carrying amount of the investee and its estimated fair value which may be determined using a discounted cash flow model.

NOVAGOLD RESOURCES INC.

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

Share-based compensation

We grant share-based compensation awards in exchange for employee services, including a stock option plan and a performance share unit (PSU) plan. The fair value of awards granted under the plans are recognized in the Consolidated Statements of Loss over the related service period. The fair values of stock options are estimated at the time of each grant using a Black-Scholes option pricing model, and the fair values of PSUs are measured at each grant date using a Monte Carlo valuation model. The fair value estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance and the Company’s performance in relation to its peers.

We grant members of our board of directors deferred share units (DSUs) whereby each DSU entitles the directors to receive one common share of the Company when they retire from service with the Company. The fair value of the DSUs is measured at the date of the grant in amounts ranging from 50% to 100% of directors’ annual retainers at the election of the directors. The fair value is recognized in the Consolidated Statements of Loss over the related service period.

As of November 30, 2018, we had $1.9 million of unrecognized compensation cost related to 4.39 million non-vested stock options expected to be recognized and vest over a period of approximately two years. Also, as of November 30, 2018, we had 1.80 million non-vested PSU awards outstanding of which 0.93 million were fully expensed and vested in December 2018 with a multiplier of 82%, and 0.87 million non-vested PSU awards with $1.9 million of unrecognized compensation cost expected to be recognized and vest over a period of approximately two years.

NOVAGOLD RESOURCES INC.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, term deposit investments and notes receivable. All term deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less. The notes receivable are due from a subsidiary of Newmont Mining Corporation, a publicly-traded company with investment-grade credit ratings.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at November 30, 2018, and assuming that all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.0 million in the interest accrued by us per annum.

NOVAGOLD RESOURCES INC.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of NOVAGOLD RESOURCES INC.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. and its subsidiaries, (together, the Company) as of November 30, 2018 and 2017, and the related consolidated statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended November 30, 2018, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and their results of operations and their cash flows for each of the three years in the period ended November 30, 2018 in conformity with accounting principles generally accepted in the United States of America (US GAAP). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting in section 9A of the 2018 Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are

NOVAGOLD RESOURCES INC.

recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(signed) PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

January 23, 2019

We have served as the Company's auditor since 1984.

NOVAGOLD RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	At November 30,
	2018	2017
		Revised[1]
ASSETS
Cash and cash equivalents	$21,004	$27,954
Term deposits	146,000	56,000
Other assets (Note 7)	2,379	883
Current assets	169,383	84,837
Notes receivable (Note 5)	89,459	–
Investment in Donlin Gold (Note 6)	1,209	1,100
Other assets (Note 7)	878	1,496
Non-current assets held for sale (Note 4)	–	311,228
Total assets	$260,929	$398,661

LIABILITIES
Accounts payable and accrued liabilities	$710	$591
Accrued payroll and related benefits	2,545	2,513
Income taxes payable	223	136
Other liabilities	182	182
Current liabilities	3,660	3,422
Promissory note (Note 8)	96,501	90,040
Deferred income taxes (Note 12)	80	–
Non-current liabilities held for sale (Note 4)	–	21,170
Total liabilities	100,241	114,632

Commitments and contingencies (Note 17)

EQUITY
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 323.2 and 322.2 million shares, respectively	1,954,861	1,951,587
Contributed surplus	87,987	83,534
Accumulated deficit	(1,857,682)	(1,744,917)
Accumulated other comprehensive income (loss)	(24,478)	(6,175)
Total equity	160,688	284,029
Total liabilities and equity	$260,929	$398,661

1 See Note 4 – Discontinued operations

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang	/s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(US dollars in thousands except per share amounts)

	Years ended November 30,
	2018	2017	2016
		Revised[1]	Revised[1]
Operating expenses:
Equity loss - Donlin Gold (Note 6)	$8,798	$11,219	$8,819
General and administrative (Note 10)	18,493	20,802	20,179
	27,291	32,021	28,998

Loss from operations	(27,291)	(32,021)	(28,998)
Other income (expense) (Note 11)	(3,649)	(4,587)	(3,422)
Loss before income taxes and other items	(30,940)	(36,608)	(32,420)
Income tax expense (Note 12)	(526)	(307)	(277)
Net loss from continuing operations	(31,466)	(36,915)	(32,697)
Net loss from discontinued operations, net of tax (Note 4)	(81,299)	(2,101)	(1,149)
Net loss	(112,765)	(39,016)	(33,846)

Other comprehensive income (loss):
Unrealized holding gain (loss) on marketable securities during period net of $(128), $43 and $69 tax (recovery) expense	(541)	271	477
Reclassification adjustment for losses included in net loss from continuing operations (Note 15)	76	–	–
Foreign currency translation adjustments	(4,062)	12,414	(1,652)
Reclassification of cumulative translation adjustment included in net loss from discontinued operations (Note 4)	(13,776)	–	–
	(18,303)	12,685	(1,175)

Comprehensive loss	$(131,068)	$(26,331)	$(35,021)

Net loss per common share – basic and diluted
Continuing operations	$(0.10)	$(0.11)	$(0.10)
Discontinued operations	(0.25)	(0.01)	(0.01)
	$(0.35)	$(0.12)	$(0.11)

Weighted average shares outstanding
Basic and diluted (thousands)	322,487	321,659	319,774

1 See Note 4 – Discontinued operations

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Years ended November 30,
	2018	2017	2016
		Revised[1]	Revised[1]
Operating activities:
Net loss	$(112,765)	$(39,016)	$(33,846)
Adjustments:
Loss from discontinued operations, net of tax	81,299	2,101	1,149
Equity loss – Donlin Gold	8,798	11,219	8,819
Share-based compensation	7,727	10,293	10,263
Interest expense on promissory note	6,461	5,228	4,551
Foreign exchange loss (gain)	171	531	(182)
Accretion of notes receivable	(1,061)	(58)	(70)
Deferred income tax expense (recovery)	80	(43)	(69)
Write-down of investments	76	–	–
Other	22	62	167
Changes in operating assets and liabilities:
Other assets	(1,471)	1,266	743
Accounts payable and accrued liabilities	233	52	(324)
Accrued payroll and related benefits	38	320	99
Other liabilities	–	(32)	(237)
Net cash used in operating activities of continuing operations	(10,392)	(8,077)	(8,937)

Investing activities:
Proceeds from term deposits	62,000	151,900	100,000
Purchases of term deposits	(152,000)	(132,900)	(90,000)
Funding of Donlin Gold	(8,907)	(11,368)	(8,712)
Other	(13)	(28)	–
Net cash provided from (used in) investing activities of continuing operations	(98,920)	7,604	1,288
Net cash provided from (used in) investing activities of discontinued operations (Note 4)	102,448	(1,803)	496
Net cash provided from investing activities	3,528	5,801	1,784

Financing activities:
Withholding tax on share-based compensation	–	(196)	(4,275)
Net cash used in financing activities of continuing operations	–	(196)	(4,275)

Effect of exchange rate changes on cash	(86)	152	(29)
Net change in cash and cash equivalents	(6,950)	(2,320)	(11,457)
Cash and cash equivalents at beginning of period	27,954	30,274	41,731
Cash and cash equivalents at end of period	$21,004	$27,954	$30,274

1 See Note 4 – Discontinued operations

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF EQUITY

(US dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCI*	equity
November 30, 2015	317,910	$1,938,262	$80,774	$(1,672,055)	$(17,685)	$329,296
Share-based compensation	–	–	10,263	–	–	10,263
PSUs settled in shares	1,377	2,679	(2,679)	–	–	–
Stock options exercised	729	1,510	(1,510)	–	–	–
Withholding tax on PSUs	–	–	(4,275)	–	–	(4,275)
Net loss	–	–	–	(33,846)	–	(33,846)
Other comprehensive loss	–	–	–	–	(1,175)	(1,175)
November 30, 2016	320,016	$1,942,451	$82,573	$(1,705,901)	$(18,860)	$300,263
Share-based compensation	–	–	10,293	–	–	10,293
PSUs settled in shares	1,513	4,000	(4,000)	–	–	–
DSUs settled in shares	28	122	(122)	–	–	–
Stock options exercised	662	5,014	(5,014)	–	–	–
Withholding tax on PSUs	–	–	(196)	–	–	(196)
Net loss	–	–	–	(39,016)	–	(39,016)
Other comprehensive income	–	–	–	–	12,685	12,685
November 30, 2017	322,219	$1,951,587	$83,534	$(1,744,917)	$(6,175)	$284,029
Share-based compensation	–	–	7,727	–	–	7,727
DSUs settled in shares	98	427	(427)	–	–	–
Stock options exercised	906	2,847	(2,847)	–	–	–
Net loss	–	–	–	(112,765)	–	(112,765)
Other comprehensive loss	–	–	–	–	(18,303)	(18,303)
November 30, 2018	323,223	$1,954,861	$87,987	$(1,857,682)	$(24,478)	$160,688

* Accumulated other comprehensive income (loss)

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

NOTE 1 – THE COMPANY

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. The Company has no realized revenues from its planned principal business purpose. The Company’s principal asset is a 50% interest in the Donlin Gold project in Alaska, USA. The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”).

On July 27, 2018, the Company completed the sale of its 50% interest in the Galore Creek Partnership (GCP) and its 40% interest in the Copper Canyon mineral property in British Columbia, Canada (together the “Galore Creek” assets). As a result, the Company presents Galore Creek as a discontinued operation for all periods presented. Accordingly, the Galore Creek assets and liabilities as of November 30, 2017, are reflected as held for sale in the Consolidated Balance Sheets, the Consolidated Statements of Loss and Comprehensive Loss and Cash Flows have been reclassified to present Galore Creek as a discontinued operation for all periods presented, and the amounts presented in these notes relate only to continuing operations unless otherwise noted. For additional information regarding discontinued operations, see Note 4.

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

Use of estimates

The preparation of the Company’s Consolidated Financial Statements in accordance with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include: investments in affiliates; mineral properties; notes receivable; contingent notes receivable; income taxes; and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from the amounts estimated in these Consolidated Financial Statements.

Principles of consolidation

The Company’s Consolidated Financial Statements include NOVAGOLD RESOURCES INC. and its wholly-owned subsidiaries including, NOVAGOLD U.S. Holdings Inc., NOVAGOLD Resources Alaska Inc., NOVAGOLD USA, Inc., and AGC Resources Inc. All inter-company transactions and balances are eliminated on consolidation.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with original maturities of three months or less that are considered to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes. Restricted cash is excluded from cash and cash equivalents and is included in other long-term assets.

Term deposits

The Company’s term deposits are classified as held to maturity and recorded at cost. Term deposits are held at Chartered Canadian banks with original maturities of 12 months or less. The term deposits are not traded in an active market.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. The Company identified Donlin Gold LLC as a Variable Interest Entity (VIE) as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its equity investment in Donlin Gold LLC.

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

Donlin Gold LLC is a non-publicly traded equity investee owning an exploration and development project. Therefore, the Company assesses whether there has been a potential impairment triggering event for other-than-temporary impairment by testing the underlying assets of the equity investee for recoverability and assessing whether there has been a change in the development plan or strategy for the project. If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the investee and its fair value.

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

Share-based payments

The Company records share-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Loss over the requisite employee service period. The fair values of stock options are determined using a Black-Scholes option pricing model. The fair values of PSUs are determined using a Monte Carlo valuation model. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance and the Company’s performance in relation to its peers.

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

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

Reclassifications

On July 25, 2018, the Company agreed to sell its 50% interest in the Galore Creek Partnership (GCP) and its 40% interest in the Copper Canyon mineral property in British Columbia, Canada (together the “Galore Creek” assets) to Newmont Mining Corporation (“Newmont”). The transaction was completed on July 27, 2018. Accordingly, the Galore Creek assets and liabilities as of November 30, 2017, are reflected as held for sale in the Consolidated Balance Sheets, the Consolidated Statements of Loss and Comprehensive Loss and Cash Flows have been reclassified to present Galore Creek as a discontinued operation for all periods presented, and the amounts presented in these notes relate only to continuing operations unless otherwise noted. For additional information regarding discontinued operations, see Note 4.

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

Recently issued accounting pronouncements

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. The new guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity. Furthermore, the Company will be required to reconcile cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows. The Company will adopt this new guidance effective December 1, 2018 and does not expect it to have a material impact on the Consolidated Financial Statements or disclosures.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. The new guidance will require the Company to make an accounting policy election to classify distributions received from its equity method investee, Donlin Gold LLC, using a cumulative earnings approach or a nature of the distribution approach. The election will affect the classification of future distributions on the statement of cash flows as cash inflows from operating activities or investing activities. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018, and early adoption is permitted. The Company has evaluated this guidance and does not expect it to have a material impact on the Consolidated Statements of Cash Flows or disclosures. The Company anticipates retrospectively adopting the new guidance effective December 1, 2018 and does not expect it to have a material impact on the Consolidated Financial Statements or disclosures.

Leases

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13, in January 2018 by ASU No. 2018-01 and in July 2018 by ASU No. 2018-10 and ASU No. 2018-11. The new guidance modifies the classification criteria and requires lessees to recognize right-of-use assets and lease liabilities arising from most leases on the balance sheet with additional disclosures about leasing arrangements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company will adopt the new guidance effective December 1, 2019. Adoption of this guidance is not expected to materially increase the Company’s assets and liabilities.

Classification and Measurement of Financial Instruments

In January 2016, ASU No. 2016-01 was issued to amend the guidance on the classification and measurement of financial instruments, which was further amended in February 2018 by ASU No. 2018-03. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year beginning December 1, 2018. The Company expects the updated guidance to result in a reclassification of unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive loss to Accumulated deficit in the Consolidated Balance Sheets upon adoption. Accumulated other comprehensive loss at November 30, 2018 included $378 of net unrealized holding gains and deferred income taxes related to marketable equity securities that will be reclassified to Accumulated deficit upon adoption.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

Fair Value Disclosure Requirements

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 1, 2020, and early adoption is permitted.  The Company is currently evaluating this guidance and the impact on its Consolidated Financial Statements.

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer considers the business from a geographic perspective considering the performance of our investments in the Donlin Gold project in Alaska, USA (Note 6) and, prior to its disposal on July 27, 2018, the Galore Creek project in British Columbia, Canada (Note 4).

NOTE 4 – DISCONTINUED OPERATIONS

Galore Creek transaction

On July 27, 2018, the Company completed the sale of its 50% interest in the Galore Creek assets to Newmont. The Company received $100,000 on closing; a note for $75,000 receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021; a note for $25,000 receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023; and an additional note for $75,000 is receivable upon the earlier of approval of a Galore Creek project construction plan by the owner(s). The Company has no remaining interest in the Galore Creek assets.

The details of our Net loss from discontinued operations, net of tax, are set forth below:

	Years ended November 30,
	2018	2017	2016
Equity loss – Galore Creek	$(1,203)	$(1,676)	$(1,149)
Income tax expense	–	(425)	–
Galore Creek operations, net of tax	(1,203)	(2,101)	(1,149)
Loss on sale of Galore Creek, net of tax	(80,096)	–	–
	$(81,299)	$(2,101)	$(1,149)

In 2018, the Company recognized a Loss on sale of Galore Creek, net of tax, calculated as follows:

Cash consideration received on closing	$100,000
Refund of reclamation deposits	4,897
Less closing costs	(721)
104,176
Fair value of notes receivable (Note 5)	88,398
Net proceeds	192,574
Less book values:
Investment in GCP	(248,367)
Copper Canyon mineral property	(44,577)
Reclamation deposits	(4,967)
Reclassification of cumulative foreign currency translation adjustments	13,776
Deferred income tax recovery	11,465
$(80,096)

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

Other comprehensive income (loss) was not impacted by discontinued operations as Galore Creek did not have any Other comprehensive income (loss).

The details of our Net cash provided from (used in) investing activities of discontinued operations are set forth below:

	Years ended November 30,
	2018	2017	2016
Funding of GCP	$(1,475)	$(1,600)	$(1,020)
Net cash proceeds received	99,279	–	–
Reclamation deposits	4,644	(203)	–
Exploration tax credit	–	–	1,516
	$102,448	$(1,803)	$496

The carrying amounts of Galore Creek’s major classes of assets and liabilities, which are presented as held for sale in the comparative Consolidated Balance Sheet as of November 30, 2017, are as follows:

Non-current assets held for sale:
Investment in GCP	$251,461
Copper Canyon mineral property	45,179
Reclamation deposits	5,035
Deferred income tax assets	9,553
$311,228

Non-current liabilities held for sale:
Deferred income tax liabilities	$21,170

Investment in Galore Creek through July 27, 2018

The Galore Creek project is owned by GCP, a partnership in which Teck and a subsidiary of Newmont (formerly a wholly-owned subsidiary of NOVAGOLD prior to the completion of the sale transaction on July 27, 2018) each own a 50% interest. GCP has a management committee comprised of four representatives, with two representatives selected by each owner. All significant decisions related to GCP required the approval of at least a majority of the GCP management committee representatives.

GCP prepares its financial statements under International Financial Reporting Standards, as issued by the IASB and presents its financial statements in Canadian dollars. In accounting for its investment in GCP through July 27, 2018, the Company converts and presents reported amounts in accordance with US GAAP and in U.S. dollars.

Changes in the Company’s investment in GCP are summarized as follows:

	Years ended November 30,
	2018	2017	2016
Balance – beginning of period	$251,461	$241,404	$242,906
Share of losses
Mineral property expenditures	–	(48)	(169)
Care and maintenance expense	(1,203)	(1,628)	(980)
	(1,203)	(1,676)	(1,149)
Funding	1,475	1,600	1,020
Foreign currency translation	(3,366)	10,133	(1,373)
Sale of investment in GCP	(248,367)	–	–
Balance – end of period	$–	$251,461	$241,404

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

NOTE 5 – NOTES RECEIVABLE

The Company has notes receivable from Newmont including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, the Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying value of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. At November 30, 2018, the carrying value of the notes receivable was $89,459 including $1,061 of accumulated accretion. A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of November 30, 2018.

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Years ended November 30,
	2018	2017	2016
Balance – beginning of period	$1,100	$951	$1,058
Share of losses
Mineral property expenditures	(8,785)	(11,139)	(8,689)
Depreciation	(13)	(80)	(130)
	(8,798)	(11,219)	(8,819)
Funding	8,907	11,368	8,712
Balance – end of period	$1,209	$1,100	$951

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC capitalized as Non-current assets: Mineral property, the initial contribution of the Donlin Gold property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property than the Company.

	At November 30,
	2018	2017
Current assets: Cash, prepaid expenses and other receivables	$1,872	$2,075
Non-current assets: Property and equipment	10	23
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(673)	(998)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,209	$33,100

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

NOTE 7 – OTHER ASSETS

	At November 30,
	2018	2017
Other current assets:
Accounts and interest receivable	$1,781	$303
Prepaid expenses	598	580
	$2,379	$883

Other long-term assets:
Marketable equity securities	$839	$1,448
Office equipment	39	48
	$878	$1,496

NOTE 8 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $96,501, comprised of principal of $51,576, and $44,925 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $839 at November 30, 2018 ($1,448 at November 30, 2017), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 10 – GENERAL AND ADMINISTRATIVE

	Years ended November 30,
	2018	2017	2016
Share-based compensation (Note 13)	$7,727	$10,293	$10,263
Salaries and benefits	6,531	6,470	6,167
Office expense	2,346	2,140	2,035
Professional fees	949	873	680
Corporate communications and regulatory	918	992	1,001
Depreciation	22	34	33
	$18,493	$20,802	$20,179

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

NOTE 11 – OTHER INCOME (EXPENSE)

	Years ended November 30,
	2018	2017	2016
Interest income	$1,998	$1,114	$877
Accretion of notes receivable	1,061	58	70
Interest expense on promissory note	(6,461)	(5,228)	(4,551)
Foreign exchange gain (loss)	(171)	(531)	182
Write-down of investments	(76)	–	–
	$(3,649)	$(4,587)	$(3,422)

During 2018, the Company recognized impairments of investments in marketable equity securities for other-than-temporary declines in value of $76. At November 30, 2018, there were no unrealized losses on marketable securities.

NOTE 12 – INCOME TAXES

Effective November 2, 2017, the British Columbia provincial corporate tax rate increased from 11% to 12%, starting January 1, 2018. The overall increase in tax rates in 2018 resulted in an increase in the Company’s statutory tax rate from 26% in 2017, to 26.92% in 2018, and to 27% in 2019 onward.

The U.S. tax reform enacted on December 22, 2017, decreased the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The impact of the federal rate change to the deferred tax assets and liabilities was recognized in the year ended November 30, 2018. There was a reduction in the tax benefit of $73,135 from the U.S. entities primarily due to the re-measurement of deferred tax assets and liabilities which are fully offset by a valuation allowance. This adjustment increases the effective tax rate by 236%. However, there is a release of valuation allowance to fully offset the increase. Net operating losses (NOLs) arising in tax years ending after December 31, 2017 can be carried over to each tax year following the year of the loss indefinitely. For the year ended November 30, 2018, the U.S. entities generated NOLs of $13,164 that will carryover indefinitely.

The Company’s Income tax expense consisted of:

	Years ended November 30,
	2018	2017	2016
Current:
Canada	$–	$–	$–
Foreign	446	350	346
	446	350	346
Deferred:
Canada	–	(43)	(69)
Foreign	80	–	–
	80	(43)	(69)
Income tax expense	$526	$307	$277

The Company’s Loss before income tax and other items consisted of:

	Years ended November 30,
	2018	2017	2016
Canada	$(15,018)	$(18,825)	$(17,763)
Foreign	(15,922)	(17,783)	(14,657)
	$(30,940)	$(36,608)	$(32,420)

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

The Company’s Income tax expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

	Years ended November 30,
	2018	2017	2016
Loss before income taxes and other items	$(30,940)	$(36,608)	$(32,420)
Combined federal and provincial statutory tax rate	26.92%	26%	26%
Income tax recovery based on statutory income tax rates	(8,329)	(9,518)	(8,429)
Reconciling items:
Effect of statutory tax rate change	73,135	(2,566)	–
Non-deductible expenditures	2,150	2,485	2,607
Foreign accrual property income	580	(439)	862
Effect of different statutory tax rates on earnings or losses of subsidiaries	(574)	(2,690)	(2,218)
Effect of tax losses expired	–	8	6
Change in valuation allowance on deferred tax assets	(66,466)	12,954	7,397
Other	30	73	52
Income tax expense	$526	$307	$277

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At November 30,
	2018	2017
Deferred tax income assets:
Asset retirement obligation	$52	$75
Net operating loss carry forwards	170,044	223,565
Capital loss carry forwards	48,062	32,988
Mineral properties	637	658
Intangible assets	472	488
Property and equipment	194	205
Investment in affiliates	31,934	44,484
Share issuance costs	–	74
Unpaid interest expense	2,105	3,044
Unrealized loss on investments	380	329
Investment tax credit	30	31
Other	775	1,118
	254,685	307,059
Valuation allowances	(254,072)	(306,851)
	613	208
Deferred income tax liabilities:
Investment tax credit	(8)	(9)
Unrealized gain on investments	–	(22)
Capitalized assets and other	(685)	(177)
	(693)	(208)
Net deferred income tax liabilities	$80	$–

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

Net deferred income tax assets and liabilities consist of:

	At November 30,
	2018	2017
Long-term deferred income tax:
Assets	$–	$–
Liabilities	80	–
	$80	$–

Net operating losses available to offset future taxable income are as follows:

Year of Expiry	U.S.	Canada
2024	$1,032	$–
2025	1,246	–
2026	13,382	18,682
2027	18,493	1,814
2028	85	–
2029	11,223	11,758
2030	10,916	15,646
2031	16,580	15,571
2032	309,772	19,003
2033	14,529	14,340
2034	15,607	7,563
2035	16,383	5,463
2036	14,764	8,095
2037	14,111	7,936
2038	–	7,342
Indefinite	13,164	–
	$471,287	$133,213

Under the U.S. tax reform, net operating losses arising in tax years ending after December 31, 2017 can be carried over to each taxable year following the tax year of loss (indefinitely). The Company has capital loss carry-forwards of approximately $355,162 (November 30, 2017: $248,497) for Canadian tax purposes. These tax losses are carried forward indefinitely.

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period and are further dependent upon the Company attaining profitable operations. Ownership changes occurred on January 22, 2009 and on December 31, 2012 and the U.S. tax losses related to NOVAGOLD Resources Alaska Inc. and its investment in Donlin Gold LLC for the prior three-year periods prior to the change in control may be subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited or they may expire un-utilized. Losses incurred to date may be further limited if a subsequent change in control occurs.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated included the cumulative loss incurred as of November 30, 2018. Such objective evidence limits the ability to consider other subjective evidence such as management’s projections for future growth. On the basis of this evaluation, as of November 30, 2018, a valuation allowance of $254,072 (November 30, 2017: $306,851) inclusive of valuation allowance for investment tax credits has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as management’s projections for growth.

Uncertain tax position

There were no unrecognized tax benefits as of November 30, 2018, 2017 and 2016. The Company recognizes any interest and penalties related to uncertain tax positions, if any, as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. As of November 30, 2018, 2017 and 2016, there were no accrued interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. With few exceptions, the tax years that remain subject to examination as of November 30, 2018 are 2014 to 2018 in Canada and 2015 to 2018 in the United States.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

NOTE 13 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives, employees and eligible consultants, a PSU plan for executives, employees and eligible consultants and a DSU plan for directors of the Company. Options granted to purchase common shares have exercise prices not less than the fair market value of the underlying share at the date of grant. At November 30, 2018, 25.3 million common shares were available for future share incentive plan awards.

The Company recognized share-based compensation expense (see Note 10 - General and administrative) as follows:

	Years ended November 30,
	2018	2017	2016
Stock options	$3,767	$5,496	$5,855
Performance share unit plan	3,783	4,588	4,184
Deferred share unit plan	177	209	224
	$7,727	$10,293	$10,263

Stock options

Stock options granted under the Company’s share-based incentive plans generally expire five years after the date of grant and vest in one-third annual increments beginning on the first anniversary of the date of grant. The value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected term of the option award and share price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of the Company’s shares at the date of grant over the same length of term. These estimates involve inherent uncertainties and the application of management’s judgment. In addition, management estimates the expected forfeiture rate and only recognizes expense for those options expected to vest. As a result, if other assumptions had been used, the recorded share-based compensation expense would have been different from that reported.

A summary of stock options outstanding as of November 30, 2018, and activity during the year ended November 30, 2018 are as follows:

	Number of stock options (thousands)	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2017	17,551	$3.24
Granted	3,527	3.88
Exercised	(2,672)	2.62
Expired	(130)	3.38
Forfeited	(393)	4.10
November 30, 2018	17,883	$3.36	2.00	$3,274
Vested and exercisable as of November 30, 2018	13,494	$3.14	1.43	$3,274

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

The following table summarizes other stock option-related information:

	Years ended November 30,
	2018	2017	2016
Weighted-average assumptions used to value stock option awards:
Expected volatility	50%	50%	54%
Expected term of options (years)	3	3	3
Expected dividend rate	–	–	–
Risk-free interest rate	1.8%	1.2%	0.5%
Expected forfeiture rate	2.3%	2.5%	3.0%
Weighted-average grant-date fair value	$1.35	$1.60	$1.37
Intrinsic value of options exercised	$3,744	$5,014	$1,510
Cash received from options exercised	–	–	–

As of November 30, 2018, the Company had $1,861 of unrecognized compensation cost related to 4,389,000 non-vested stock options expected to be recognized and vest over a period of approximately two years.

Performance share units

The Company has a PSU plan that provides for the issuance of PSUs in amounts as approved by the Company’s Compensation Committee. Each PSU award entitles the participant to receive one common share of the Company at the end of a specified period. The Compensation Committee may adjust the number of common shares for the achievement of certain performance and vesting criteria established at the time of grant. The actual performance against each of these criteria generates a multiplier that varies from 0% to 150%. Thus, the common shares that may be issued vary between 0% and 150% of the number of PSUs granted, as reduced by the amounts for participants no longer with the Company on the vesting date.

The value of each PSU granted is estimated at the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the share price volatility of the Company’s stock, as well as comparator index and the correlation of returns between the comparator index and the Company. Expected volatility is based on the historical volatility of the Company’s shares and the comparator index at the grant date. These estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded share-based compensation expense would have been different from that reported.

A summary of PSU awards outstanding and activity during the year ended November 30, 2018 are as follows:

	Number of PSU awards (thousands)	Weighted-average grant day fair value per award	Aggregate intrinsic value
November 30, 2017	2,176	$4.10
Granted	873	3.85
Expired	(1,240)	3.48
Forfeited	(12)	4.32
November 30, 2018	1,797	$4.39	$6,943

During 2018, 1,240,000 PSU awards expired with no value. As of November 30, 2018, the Company had 1,797,400 non-vested PSU awards outstanding of which 931,400 were fully expensed and vested in December 2018 with a multiplier of 82%, and 866,000 non-vested PSU awards with $1,890 of unrecognized compensation cost expected to be recognized and vest over a period of approximately two years.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

The following table summarizes other PSU-related information:

	Years ended November 30,
	2018	2017	2016
Performance multiplier on PSUs vested	–%	113%	140%
Common shares issued (thousands)	–	1,513	1,377
Total fair value of common shares issued	$–	$6,932	$5,151
Withholding tax paid on PSUs vested	$–	$196	$4,275

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the Directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the Directors to receive one common share when they retire from the Company. The Company granted 45,103, 48,830 and 44,770 DSUs to Directors with a weighted-average grant day fair value of $4.07, $4.36 and $4.92 per DSU during 2018, 2017 and 2016, respectively. The Company issued 98,160, 27,536 and nil common shares under the DSU plan in 2018, 2017 and 2016, respectively. At November 30, 2018, there were 254,633 DSUs outstanding.

NOTE 14 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 323,222,840 were issued and outstanding as of November 30, 2018, and 322,219,187 were issued and outstanding as of November 30, 2017.

Preferred shares

Pursuant to the Company’s Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the Directors. The Directors have the authority to determine the preferences, limitations and relative rights of each series of preferred shares. At November 30, 2018 and 2017, no preferred shares were issued or outstanding.

NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gain (loss) on marketable securities, net	Foreign currency translation adjustments	Total
November 30, 2017	$843	$(7,018)	$(6,175)
Change in other comprehensive income (loss) before reclassifications	(541)	(4,062)	(4,603)
Impairment of marketable equity securities net of $nil tax recovery(1)	76	–	76
Reclassification of cumulative foreign currency translation adjustments (Note 4)	–	(13,776)	(13,776)
Net current-period other comprehensive income (loss)	(465)	(17,838)	(18,303)
November 30, 2018	$378	$(24,856)	$(24,478)

(1) This Accumulated other comprehensive income (loss) component is included in Other income (expense) in the Consolidated Statements of Loss.

There were no amounts reclassified out of Accumulated other comprehensive income (loss) in 2017 or 2016.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company provided technical services to Donlin Gold LLC for $658 in 2018 ($nil in 2017 and 2016). As of November 30, 2018, the Company has accounts receivable from Donlin Gold LLC of $247 (November 30, 2017: $nil) included in Other current assets.

The Company provided office rental and services to GCP for $nil in 2018, $207 in 2017 and $335 in 2016. As of November 30, 2017, the Company had accounts receivable from GCP of $3,674 included in Non-current assets held for sale.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

General

Estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency and estimated range of loss, if determinable, is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2023. Future minimum annual lease payments are $226 in 2019, $199 in 2020, $204 in 2021, $210 in 2022, and $18 in 2023, totaling $857.

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended November 30,
	2018	2017	2016
Interest received	$1,038	$1,101	$878
Income taxes paid	$331	$343	$327

Non-cash Investing Activities

During 2018, the Company recorded a non-cash increase to long-term notes receivable of $88,398 as a portion of the proceeds received on the sale of the Galore Creek assets (Note 4).

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share)

NOTE 19 – UNAUDITED SUPPLEMENTARY DATA

Quarterly data

The following is a summary of selected quarterly financial information (unaudited):

	2018
	Q1	Q2	Q3	Q4
Loss from operations	$(6,526)	$(7,801)	$(6,922)	$(6,042)

Net loss from continuing operations	$(7,962)	$(9,237)	$(8,043)	$(6,224)
Net loss from discontinued operations	(253)	(394)	(80,582)	(70)
Net loss	$(8,215)	$(9,631)	$(88,625)	$(6,294)

Net loss per common share, basic and diluted
Continuing operations	$(0.03)	$(0.03)	$(0.02)	$(0.02)
Discontinued operations	–	–	(0.25)	–
	$(0.03)	$(0.03)	$(0.27)	$(0.02)

	2017
	Q1	Q2	Q3	Q4
Loss from operations	$(8,813)	$(7,333)	$(7,811)	$(8,064)

Net loss from continuing operations	$(9,993)	$(8,237)	$(9,781)	$(8,904)
Net loss from discontinued operations	(150)	(225)	(612)	(1,114)
Net loss	$(10,143)	$(8,462)	$(10,393)	$(10,018)

Net loss per common share, basic and diluted
Continuing operations	$(0.03)	$(0.03)	$(0.03)	$(0.03)
Discontinued operations	–	–	–	–
	$(0.03)	$(0.03)	$(0.03)	$(0.03)

Significant after-tax items were as follows:

Fourth quarter 2018:	n/a
Third quarter 2018:	Loss on sale of Galore Creek, net of tax, $80,026 ($0.25 per share loss – basic and diluted)
Second quarter 2018:	n/a
First quarter 2018:	n/a

Fourth quarter 2017:	n/a
Third quarter 2017:	n/a
Second quarter 2017:	n/a
First quarter 2017:	n/a

NOVAGOLD RESOURCES INC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2018.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

NOVAGOLD RESOURCES INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” “Information Concerning The Board Of Directors And Executive Officers” and “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters.” is incorporated by reference in this section. Finally, the information in our 2019 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

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

The information appearing in our 2019 Proxy Statement under the headings. “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion & Analysis”, “Tabular Disclosure of Executive Compensation”, “Non-Executive Director Compensation” and “Compensation Committee Report” is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing in our 2019 Proxy Statement under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

The following table provides information as of November 30, 2018, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (C$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,833,994	$4.47	25,315,903
Equity compensation plans not approved by security holders	–	–	–
Total	20,833,994	$4.47	25,315,903

NOVAGOLD RESOURCES INC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2019 Proxy Statement under the heading “Interest Of Informed Persons In Material Transactions”, “Board of Directors” under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2019 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as at November 30, 2018 and 2017 and for the years ended November 30, 2018, 2017 and 2016.

Schedule B – The Financial Statements of the Galore Creek Partnership as at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 are to be filed by amendment.

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

Consulting Services Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc. and David Deisley dated December 17, 2018, identified in exhibit list below.

Employment Agreement between NOVAGOLD USA, Inc. and David Ottewell, dated September 10, 2012, identified in exhibit list below.

2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) identified in exhibit list below.

NOVAGOLD Resources Inc. Employee Share Purchase Plan identified in exhibit list below.

NOVAGOLD RESOURCES INC.

NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan identified in exhibit list below.

NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan identified in exhibit list below.

(b) Exhibits

Exhibit No.	Description

3.1	Certificate of Continuance (British Columbia) dated June 10, 2013 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated June 19, 2013)
3.2	Certificate of Discontinuance (Nova Scotia) dated June 10, 2013 (incorporated by reference to Exhibit 99.2 to the Form 6-K dated June 19, 2013)
3.3	Notice of Articles (British Columbia) dated June 10, 2013 (incorporated by reference to Exhibit 99.3 to the Form 6-K dated June 19, 2013)
3.4	Articles of NOVAGOLD RESOURCES INC. dated June 20, 2013 (incorporated by reference to Exhibit 99.4 to the Form 6-K dated June 19, 2013)
10.2	Amendment dated January 13, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.3	Amendment dated February 11, 2009 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 (incorporated by reference to Exhibit 99.2 to the Form 6-K filed with the Securities and Exchange Commission on February 17, 2009)
10.5	Amendment dated July 28, 2008 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.8	Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.9	Amendment dated November 25, 2007 to Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.10	Galore Creek Partnership General Partnership Agreement dated August 1, 2007 between NOVAGOLD Canada Inc., Teck Cominco Metals Ltd., Galore Creek Mining Corporation, NOVAGOLD Resources Inc. and Teck Cominco Limited (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.11	2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) (incorporated by reference to Appendix A of the Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 23, 2017)
10.12	NOVAGOLD Resources Inc. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

NOVAGOLD RESOURCES INC.

10.13	NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan (as amended) (incorporated by reference to Appendix C of the Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 23, 2017)
10.14	NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan (as amended) (incorporated by reference to Appendix E to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 23, 2017)
10.15	Employment Agreement between the Registrant and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.16	Employment Agreement between the Registrant and David Deisley, dated September 4, 2012. (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.17	Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Ottewell, dated September 10, 2012. (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.18	Amendment dated July 15, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.19	Amendment dated June 1, 2011 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.20	Employment Agreement between the Registrant’s wholly-owned subsidiary, NOVAGOLD Resources Alaska, Inc., and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.21	Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Deisley, dated September 4, 2012. (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)
10.22	Amendment to Employment Agreements among the Registrant, the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Deisley dated December 15, 2016 (incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on December 16, 2016)
10.23*	Share Purchase Agreement, dated July 25, 2018, by and among NOVAGOLD RESOURCES INC., Newmont Mining Corporation and Newmont Canada FN Holdings ULC (incorporated by reference to Exhibit 99.3 of the Form 8-K/A, filed with the Securities and Exchange Commission on October 3, 2018)
10.24	Consulting Services Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc. and David Deisley dated December 17, 2018
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Kirk Hanson
23.3	Consent of Gordon Seibel
23.4	Consent of Wood Canada Limited
23.5	Consent of Clifford Krall
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

NOVAGOLD RESOURCES INC.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act, which portions have been omitted and filed separately with the SEC

Item 16.	Form 10-K Summary

None

NOVAGOLD RESOURCES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Name: Gregory A. Lang
Title: President and Chief Executive Officer
Date: January 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 23, 2019

/s/ David A. Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 23, 2019

/s/ Thomas S. Kaplan	Board Chair	January 23, 2019

/s/ Sharon Dowdall	Director	January 23, 2019

/s/ Diane Garrett	Director	January 23, 2019

/s/ Igor Levental	Director	January 23, 2019

/s/ Kalidas V. Madhavpeddi	Director	January 23, 2019

/s/ Clynton R. Nauman	Director	January 23, 2019

/s/ Rick Van Nieuwenhuyse	Director	January 23, 2019

/s/ Anthony P. Walsh	Director	January 23, 2019

Item 15.(a)(2) Schedule A

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donlin Gold LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Donlin Gold LLC (the Company) as of November 30, 2018 and 2017, and the related statements of loss and comprehensive loss, equity and cash flows for each of the three years in the period ended November 30, 2018, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and its results of operations and its cash flows for each of the three years in the period ended November 30, 2018 in conformity with accounting principles generally accepted in the United States of America (US GAAP).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

(signed) PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia, Canada

January 23, 2019

We have served as the Company's auditor since 2013.

DONLIN GOLD LLC

BALANCE SHEETS

(U.S. dollars in thousands)

	At November 30,
	2018	2017

ASSETS
Cash	$3,609	$4,008
Prepaid expenses	134	142
Current assets	3,743	4,150
Property and equipment (note 3)	21	47
Mineral property (note 4)	65,384	65,384
Total assets	$69,148	$69,581

LIABILITIES
Accounts payable and accrued liabilities	$1,034	$1,866
Due to related parties (note 5)	312	130
Current liabilities	1,346	1,996
Reclamation and remediation (note 6)	1,384	1,384
Total liabilities	2,730	3,380

Commitments and contingencies (note 7)

EQUITY
Partners’ contributions	392,758	374,946
Accumulated deficit	(326,340)	(308,745)
Total equity	66,418	66,201
Total liabilities and equity	$69,148	$69,581

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years ended November 30,
	2018	2017	2016

Operating expenses:
Studies and drilling	$4,576	$6,415	$-
General and administrative	4,513	4,810	4,576
Permitting	4,032	5,886	5,231
Mineral and land leases	2,346	2,337	2,326
Community relations	1,699	1,779	1,893
Environmental compliance	199	515	1,754
Engineering	195	526	1,532
Camp operations and maintenance	9	11	66
Depreciation	26	159	261
	17,595	22,438	17,639

Net loss and comprehensive loss	$(17,595)	$(22,438)	$(17,639)

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2018	2017	2016

Operating activities:
Net loss	$(17,595)	$(22,438)	$(17,639)
Adjustments:
Depreciation	26	159	261
Changes in non-cash working capital:
Prepaid expenses	8	(69)	29
Accounts payable and accrued liabilities	(650)	616	(492)
Net cash used in operations	(18,211)	(21,732)	(17,841)

Financing activities:
Partners’ contributions	17,812	22,734	17,424
Net cash provided from financing activities	17,812	22,734	17,424

Increase (decrease) in cash during the year	(399)	1,002	(417)
Cash at beginning of period	4,008	3,006	3,423
Cash at end of period	$3,609	$4,008	$3,006

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF EQUITY

(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity

Balance at December 1, 2015	$167,394	$167,394	$(268,668)	$66,120
Partners’ cash contribution	8,712	8,712	-	17,424
Net loss	-	-	(17,639)	(17,639)
Balance at November 30, 2016	$176,106	$176,106	$(286,307)	$65,905
Partners’ cash contribution	11,367	11,367	-	22,734
Net loss	-	-	(22,438)	(22,438)
Balance at November 30, 2017	$187,473	$187,473	$(308,745)	$66,201
Partners’ cash contribution	8,906	8,906	-	17,812
Net loss	-	-	(17,595)	(17,595)
Balance at November 30, 2018	$196,379	$196,379	$(326,340)	$66,418

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

During the year ended November 30, 2018, the Company continued to advance permitting of the Donlin Gold Project. The Company’s Board of Directors approved the Project's Updated Feasibility Study in July 2012 and the Company subsequently submitted a Plan of Operations and the Wetlands Permit Application under Section 404 of the U.S. Clean Water Act to the U.S. Army Corps of Engineers (the “Corps”), formally initiating the permitting process. In 2018, the Corps issued the final Environmental Impact Study (EIS) on April 27, 2018.  On August 13, 2018, the Corps and the Bureau of Land Management (BLM) issued a joint Federal Record of Decision (ROD) for the Donlin Gold project.  Along with the ROD, the Corps issued a combined permit under CWA Section 404 and Section 10 of the Rivers and Harbors Act. The BLM issued the Offer to Lease for the right-of-way for those portions of the natural gas pipeline that would cross federal lands. The Pipeline and Hazardous Materials Safety Administration previously issued a special permit for the natural gas pipeline on June 5, 2018.  Several major State of Alaska permits were also issued and advanced during the year.

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

Cash and cash equivalents

Cash and cash equivalents consists of cash and highly liquid investments with original maturities of three months or less which are considered to be cash equivalents. The fair value of the Company’s financial assets, which includes cash, approximates their carrying values at November 30, 2018 due to their short-term nature.

Trade payables

The fair value of the Company’s financial liabilities, such as accounts payable and accrued liabilities approximates their carrying values at November 30, 2018 due to their short-term nature.

Due to related parties

The amounts due to Barrick and NOVAGOLD are non-interest bearing, unsecured and without specified terms of repayment.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

Recently issued accounting pronouncements

Leases

In February 2016, Accounting Standard Update (ASU) No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13, in January 2018 by ASU No. 2018-01 and in July 2018 by ASU No. 2018-10 and ASU No. 2018-11. The new guidance modifies the classification criteria and requires lessees to recognize right-of-use assets and lease liabilities arising from most leases on the balance sheet with additional disclosures about leasing arrangements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company anticipates adopting the new guidance effective December 1, 2019 Adoption of this guidance is not expected to materially increase the Company’s assets and liabilities.

Classification and Measurement of Financial Instruments

In January 2016, ASU No. 2016-01 was issued to amend the guidance on the classification and measurement of financial instruments, which was further amended in February 2018 by ASU No. 2018-03. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year beginning December 1, 2018 and early adoption is not permitted. The Company does not expect the new guidance to have a material impact on its Financial Statements or disclosures.

Fair Value Disclosure Requirements

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 1, 2020, and early adoption is permitted.  The Company is currently evaluating this guidance and the impact on its Financial Statements.

NOTE 3 – PROPERTY AND EQUIPMENT

	At November 30,
	2018	2017
Plant and equipment	$2,372	$2,372
Accumulated depreciation	(2,351)	(2,325)
	$21	$47

NOTE 4 – MINERAL PROPERTY

	At November 30,
	2018	2017
Acquisition cost	$64,000	$64,000
Asset retirement cost	1,384	1,384
	$65,384	$65,384

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

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company received management services from Barrick for $765 in 2018, $2,189 in 2017, $1,978 in 2016. The Barrick amounts are included in General and Administrative expense. The Company received engineering services from NOVAGOLD for $658 in 2018, $nil in 2017, and $nil in 2016. The NOVAGOLD amounts are included in the Studies and Drilling expense.

The Company has accounts payable to Barrick at November 30, 2018 of $65 (2017: $130) for reimbursement of management services. The Company has accounts payable to NOVAGOLD at November 30, 2018 of $247 (2017: $nil) for reimbursement of engineering services.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

General

Estimated losses from contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred, and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency and estimated range of loss, if determinable, is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. Management has identified no loss contingencies that meet the recognition criteria.

Obligations under operating leases

The Company leases certain assets, such as mineral property, land, office facilities and equipment, under operating leases. Mineral property and land leases coincide with the currently projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Office facilities and equipment leases expire at various dates through 2021. Future minimum annual lease payments are $1,891 in 2019, $1,699 in 2020, $1,699 in 2021, $1,699 in 2022, and $1,699 in 2023 totaling $8,686.

