Form 10-Q
period 2019-02-28
NOVAGOLD RESOURCES INC
filed 2019-04-02
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2019

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

As of March 26, 2019, the Company had 325,242,605 Common Shares, no par value, outstanding.

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

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under the heading “Risk Factors” and elsewhere.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, US dollars in thousands)

	At February 28, 2019	At November 30, 2018
ASSETS
Cash and cash equivalents	$22,777	$21,004
Term deposits	139,000	146,000
Other assets	1,718	2,379
Current assets	163,495	169,383
Notes receivable (Note 5)	90,254	89,459
Investment in Donlin Gold (Note 6)	783	1,209
Other assets	929	878
Total assets	$255,461	$260,929

LIABILITIES
Accounts payable and accrued liabilities	$709	$710
Accrued payroll and related benefits	616	2,545
Income taxes payable	190	223
Other liabilities	182	182
Current liabilities	1,697	3,660
Promissory note (Note 7)	98,299	96,501
Deferred income taxes	247	80
Total liabilities	100,243	100,241

Commitments and contingencies (Note 13)

EQUITY
Common shares	1,960,465	1,954,861
Contributed surplus	82,717	87,987
Accumulated deficit	(1,863,627)	(1,857,682)
Accumulated other comprehensive loss	(24,337)	(24,478)
Total equity	155,218	160,688
Total liabilities and equity	$255,461	$260,929

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on April 2, 2019. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended February 28,
	2019	2018
		Revised[1]
Operating expenses:
General and administrative (Note 9)	$4,340	$4,685
Equity loss – Donlin Gold (Note 6)	1,323	1,841
	5,663	6,526

Loss from operations	(5,663)	(6,526)
Other income (expense) (Note 11)	(303)	(1,370)
Loss before income taxes and other items	(5,966)	(7,896)
Income tax expense	(357)	(66)
Net loss from continuing operations	(6,323)	(7,962)
Net loss from discontinued operations, net of tax (Note 4)	—	(253)
Net loss	(6,323)	$(8,215)

Other comprehensive income (loss):
Unrealized loss on marketable securities, net of $nil and $11 tax recovery, respectively	—	(94)
Foreign currency translation adjustments	519	1,868
	519	1,774

Comprehensive loss	$(5,804)	$(6,441)

Net loss per common share – basic and diluted
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	—	—
	$(0.02)	$(0.03)

Weighted average shares outstanding
Basic and diluted (thousands)	324,749	322,291

1 See Note 4 – Discontinued operations

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended February 28,
	2019	2018
		Revised[1]
Operating activities:
Net loss	$(6,323)	$(8,215)
Adjustments:
Equity loss – Donlin Gold	1,323	1,841
Share-based compensation	1,531	1,949
Interest expense on promissory note	1,798	1,494
Foreign exchange loss	386	116
Deferred income tax expense	167	11
Accretion of notes receivable	(795)	—
Loss from discontinued operations, net of tax	—	253
Other	(40)	(32)
Changes in operating assets and liabilities:
Other assets	773	(11)
Accounts payable and accrued liabilities	(41)	(194)
Accrued payroll and related benefits	(1,929)	(1,854)
Net cash used in operating activities of continuing operations	(3,150)	(4,642)

Investing activities:
Proceeds from term deposits	115,000	15,000
Purchases of term deposits	(108,000)	(15,000)
Funding of Donlin Gold	(897)	(1,734)
Other	—	(13)
Net cash provided from (used in) investing activities of continuing operations	6,103	(1,747)
Net cash used in investing activities of discontinued operations (Note 4)	—	(643)
Net cash provided from (used in) investing activities	6,103	(2,390)

Financing activities:
Withholding tax on share-based compensation	(1,197)	—
Net cash used in investing activities	(1,197)	—

Effect of exchange rate changes on cash	17	9
Increase in cash and cash equivalents	1,773	(7,023)
Cash and cash equivalents at beginning of period	21,004	27,954
Cash and cash equivalents at end of period	$22,777	$20,931

1 See Note 4 – Discontinued operations

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2017	322,219	$1,951,587	$83,534	$(1,744,917)	$(6,175)	$284,029
Share-based compensation	—	—	1,949	—	—	1,949
Stock options exercised	83	977	(977)	—	—	—
Net loss	—	—	—	(8,215)	—	(8,215)
Other comprehensive income	—	—	—	—	1,774	1,774
February 28, 2018	322,302	$1,952,564	$84,506	$(1,753,132)	$(4,401)	$279,537

November 30, 2018	323,223	$1,954,861	$87,987	$(1,857,682)	$(24,478)	$160,688
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	378	(378)	—
Share-based compensation	—	—	1,531	—	—	1,531
PSUs settled in shares	438	2,737	(2,737)	—	—	—
Stock options exercised	1,443	2,867	(2,867)	—	—	—
Withholding tax on PSUs	—	—	(1,197)	—	—	(1,197)
Net loss	—	—	—	(6,323)	—	(6,323)
Other comprehensive income	—	—	—	—	519	519
February 28, 2019	325,104	$1,960,465	$82,717	$(1,863,627)	$(24,337)	$155,218

* Accumulated other comprehensive loss

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

On July 27, 2018, the Company completed the sale of its 50% interest in the Galore Creek Partnership (GCP) and its 40% interest in the Copper Canyon mineral property in British Columbia, Canada (together the “Galore Creek” assets). As a result, the Company presents Galore Creek as a discontinued operation for all periods presented. Accordingly, the Consolidated Statements of Loss and Comprehensive Loss and Cash Flows have been reclassified to present Galore Creek as a discontinued operation for all periods presented, and the amounts presented in these notes relate only to continuing operations unless otherwise noted. For additional information regarding discontinued operations, see Note 4.

The Condensed Consolidated Interim Financial Statements of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2018. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. The new guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company retrospectively adopted this guidance as of December 1, 2018. The Company did not have restricted cash or restricted cash equivalents for the periods presented and adoption of this standard did not have any impact on the Consolidated Financial Statements or disclosures.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. The Company adopted this new guidance effective December 1, 2018 and made an accounting policy election to classify distributions received from its equity method investee, Donlin Gold LLC, using a cumulative earnings approach. Distributions received will be considered returns on investment and classified as cash inflows from operating activities, unless the cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized. When such an excess occurs, the current-period distribution up to this excess will be considered a return of investment and classified as cash inflows from investing activities. Adoption of this standard did not have any impact on the Consolidated Financial Statements or disclosures.

Classification and Measurement of Financial Instruments

In January 2016, ASU No. 2016-01 was issued to amend the guidance on the classification and measurement of financial instruments, which was further amended in February 2018 by ASU No. 2018-03. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The new guidance also amends certain disclosure requirements for these investments. The Company adopted this standard as of December 1, 2018 and reclassified $378 of unrealized holding gains and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive loss to Accumulated deficit in the Consolidated Balance Sheets.

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

Fair Value Disclosure Requirements

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 1, 2020, and early adoption is permitted. The Company is currently evaluating this guidance and the impact on its Consolidated Financial Statements and disclosures.

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

NOTE 4 – DISCONTINUED OPERATIONS

Galore Creek Transaction

On July 27, 2018, the Company completed the sale of its 50% interest in the Galore Creek assets to Newmont. The Company received $100,000 on closing; a note for $75,000 receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021; a note for $25,000 receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023; and an additional note for $75,000 receivable upon the earlier of approval of a Galore Creek project construction plan by the owner(s). The Company has no remaining interest in the Galore Creek assets.

The Company’s share of its investment in GCP included the following:

	Three months ended February 28,
	2019	2018
Net loss from discontinued operations, net of tax:
Equity loss – Galore Creek	$—	$253

Net loss from discontinued operations, net of tax:
Funding of Galore Creek	$—	$643

NOTE 5 – NOTES RECEIVABLE

The Company has notes receivable from Newmont including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, the Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying value of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. At February 28, 2019, the carrying value of the notes receivable was $90,254 including $1,856 of accumulated accretion. A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of February 28, 2019.

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

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended February 28,
	2019	2018
Balance – beginning of period	$1,209	$1,100
Share of losses
Mineral property expenditures	(1,310)	(1,835)
Depreciation	(13)	(6)
	(1,323)	(1,841)
Funding	897	1,734
Balance – end of period	$783	$993

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC capitalized as Non-current assets: Mineral property the initial contribution of the Donlin Gold property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property than the Company.

	At February 28, 2019	At November 30, 2018
Current assets: Cash, prepaid expenses and other receivables	$1,076	$1,872
Non-current assets: Property and equipment	79	10
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(372)	(673)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$32,783	$33,209

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $98,299, comprised of $51,576 in principal, and $46,723 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $893 at February 28, 2019 ($839 at November 30, 2018), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended February 28,
	2019	2018
Share-based compensation (Note 10)	$1,531	$1,949
Salaries and benefits	1,664	1,679
Office expense	671	566
Corporate communications and regulatory	240	286
Professional fees	230	199
Depreciation	4	6
	$4,340	$4,685

NOTE 10 – SHARE-BASED COMPENSATION

	Three months ended February 28,
	2019	2018
Stock options	$922	$948
Performance share unit plan	570	952
Deferred share unit plan	39	49
	$1,531	$1,949

A summary of stock options outstanding as of February 28, 2019 and activity during the three months ended February 28, 2019 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2018	17,883	$3.36
Granted	2,760	3.68
Exercised	(3,253)	2.20
Expired	—	—
Forfeited	(54)	4.68
February 28, 2019	17,336	$3.64	2.58	$6,902
Vested and exercisable as of February 28, 2019	12,335	$3.34	1.89	$6,636

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other stock option-related information:

	Three months ended February 28,
	2019	2018
Weighted-average assumptions used to value stock option awards:
Expected volatility	46.9%	50%
Expected term of options (years)	4	3
Expected dividend rate	—	—
Risk-free interest rate	2.7%	1.8%
Expected forfeiture rate	3.1%	2.3%
Weighted-average grant-date fair value	$1.46	$1.35

As of February 28, 2019, the Company had $4,970 of unrecognized compensation cost related to 5,001,060 non-vested stock options expected to be recognized and vest over a period of approximately 2.75 years. During the three months ended February 28, 2019, the intrinsic value of stock options exercised was $2,867 and no cash was received.

Performance share units

A summary of PSU awards outstanding as of February 28, 2019 and activity during the three months ended February 28, 2019 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2018	1,797	$4.39
Granted	803	3.67
Vested	(764)	4.58
Performance adjustment	(167)	4.58
February 28, 2019	1,669	$3.76	$6,415

As of February 28, 2019, the Company had $4,309 of unrecognized compensation cost related to 1,669,100 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.75 years.

The following table summarizes other PSU-related information:

	Three months ended February 28,
	2019	2018
Performance multiplier on PSUs vested	82%	—%
Common shares issued (thousands)	438	—
Total fair value of common shares issued	$1,607	$—
Withholding tax paid on PSUs vested	$1,197	$—

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 11 – OTHER INCOME (EXPENSE)

	Three months ended February 28,
	2019	2018
Interest income	$1,042	$240
Accretion of notes receivable	795	—
Interest expense on promissory note	(1,798)	(1,494)
Foreign exchange gain (loss)	(386)	(116)
Change in fair market value of marketable securities	44	—
	$(303)	$(1,370)

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company provided technical services to Donlin Gold LLC for $nil during the three months ended February 28, 2019 ($181 in 2018). As of February 28, 2019, the Company has accounts receivable from Donlin Gold LLC of $247 (November 30, 2018: $247).

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2023. Future minimum annual lease payments are $169 in 2019, $199 in 2020, $204 in 2021, $210 in 2022, and $18 in 2023, totaling $800.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month periods ended February 28, 2019 and February 28, 2018. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2018, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, external affairs/community engagement, economic, and legal objectives; obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and obtaining financing to fund these milestones.

Our goals for 2019 include:

•	Advance the Donlin Gold project toward a construction/production decision.

•	Maintain an effective corporate social responsibility program.

•	Promote a strong safety culture; maintain a zero lost time accident record.

•	Safeguard the Company’s treasury.

First quarter highlights

Donlin Gold project

The final approval of the Donlin Gold Reclamation and Closure Plan and final Waste Management Permit were issued on January 18, 2019. The Alaska Department of Natural Resources’ (ADNR) Division of Mining, Land, and Water (DMLW) issued preliminary land use decisions for public comment proposing to authorize facilities associated with the project’s transportation corridor, including the access road and related material sites, airstrip, and upriver Jungjuk Port on January 28, 2019. The public comment period for these decisions closed on March 29, 2019. Also on January 28, 2019, ADNR’s Division of Oil and Gas (DOG), State Pipeline Coordinator’s Section issued a preliminary decision to authorize the sections of the pipeline on State lands. The public comment period for this decision closed on March 22, 2019. In late February, DMLW and DOG, began a series of six public meetings on their preliminary decisions (Anchorage, Bethel, Aniak, McGrath, Tyonek, and Skwenta Roadhouse).

ADNR’s approval of the Alaska Dam Safety certificates for the tailings facility and water retention and diversion structures requires a thorough stepwise process to deliver a Final Construction Package. The next step in the process is a site investigation and collection of high-quality geotechnical information for the advancement of the engineering from a feasibility level to the final construction package. The site investigation information will support a preliminary design package, detailed design package and ultimately the final construction package each of which will be submitted to ADNR for final approval and issuance of the certificates. We are currently in the advanced planning stage for the 2019/2020 field program. This program will consist of geotechnical core drilling, test pits, overburden drilling, packer tests, hydrogeologic test well installation and pumping tests, and geophysical surveys.

The Donlin Gold LLC board must approve a construction program and budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold LLC board’s approval of a construction program and budget, the receipt of the remaining state governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project.

During 2018, a group called the Yukon-Kuskokwim River Alliance (YKRA) was formed with the purpose of protecting salmon habitat in the Yukon-Kuskokwim Delta. This organization along with 12 of the 56 village councils in the Calista Region (Native Village of Kasigluk, Orutsararmiut Native Council (ONC), Native Village of Eek, Tuluksak Native Community, Tununak Council, Native Village of Nunapitchuk, Chuloonawick Tribal Council, Native Village of Kwigillingok, Native Village of Kongiganak, Chefornak Traditional Council, Chevak Native Village, and Native Village of Napakiak) have adopted resolutions opposing development of the Donlin Gold project.

Earthjustice, speaking on behalf of ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the YKRA, requested an informal review of the State of Alaska’s 401 certification by the Director of the Division of Water in the Alaska Department of Environmental Conservation (ADEC). In October 2018, the Director responded to the request by deciding to conduct the informal review and a decision is expected in the second half of 2019.

On February 7, 2019, Earthjustice filed an administrative appeal of the Reclamation and Closure Plan Approval. ADNR is expected to issue a decision on the appeal in the second half of 2019. Also on February 7, 2019, Earthjustice requested an informal review by the Director of ADEC’s Division of Water of the Waste Management Permit issuance. The request for review was granted by ADEC on March 1, 2019 and a decision is expected in the second half of 2019.

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

Our share of funding for the Donlin Gold project in the first quarter of 2019 was $0.9 million for permitting and community engagement efforts. Our share of the total 2019 work program and budget is $13 million to continue to advance the project. The Alaska Dam Safety certificates require additional fieldwork and more detailed engineering over the next two years and Donlin Gold will continue to maintain its engagement with communities throughout the Y-K region.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Outlook

We do not currently generate operating cash flows. At February 28, 2019, we had cash and cash equivalents of $22.8 million and term deposits of $139.0 million. At present, we believe that these balances are sufficient to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs. Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2018, as filed with the SEC and the Canadian Securities Regulators on January 23, 2019.

For the full year, we expect to spend approximately $24 million, including $13 million to fund our share of expenditures at the Donlin Gold project and $11 million for general and administrative costs.

Summary of Consolidated Financial Performance

	Three months ended February 28,
($ thousands, except per share)	2019	2018
Loss from operations	$(5,663)	$(6,526)

Net loss from continuing operations	(6,323)	(7,962)
Net loss from discontinued operations	—	(253)
Net loss	$(6,323)	$(8,215)

Net loss per common share – basic and diluted
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	—	—
	$(0.02)	$(0.03)

Results of Operations

First quarter 2019 compared to 2018

Loss from operations decreased from $6.5 million in 2018 to $5.7 million in 2019 due to lower general and administrative expense and lower costs at Donlin Gold LLC. General and administrative expense decreased by $0.3 million primarily due to lower share-based compensation costs. At Donlin Gold expenses decreased by $0.5 million resulting from a reduction in permitting and optimization activities.

Net loss from continuing operations decreased from $8.0 million ($0.03 per share) in 2018 to $6.3 million ($0.02 per share) in 2019, primarily due to lower operating losses, higher interest income and accretion of notes receivable, offset by higher interest expense on the promissory note payable to Barrick and foreign exchange losses.

Net loss from discontinued operations, net of tax of $0.3 million ($0.00 per share) in 2018 resulted from our share of expenses at the Galore Creek project. On July 27, 2018, we completed the sale of our 50% interest in the Galore Creek Partnership (GCP).

Liquidity, Capital Resources and Capital Requirements

	At	At
($ thousands)	February 28, 2019	November 30, 2018	Change
Cash and cash equivalents	$22,777	$21,004	$1,773
Term deposits	$139,000	$146,000	$(7,000)

In the first quarter of 2019, total Cash, cash equivalents and Term deposits decreased by $5.2 million of which $4.3 million was used in operating activities for administrative costs and working capital changes and $0.9 million was used to fund Donlin Gold. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

	Three months ended February 28,
($ thousands)	2019	2018
Net cash (used in) provided from:
Operating activities of continuing operations	$(3,150)	$(4,642)
Investing activities of continuing operations	$6,103	$(1,747)
Financing activities of continuing operations	$(1,197)	$—

Net cash used in:
Investing activities of discontinued operations	$—	$(643)

First quarter 2019 compared to 2018

Net cash used in operating activities of continuing operations decreased by $1.5 million, due to higher interest income and changes in working capital. Net cash provided from (used in) investing activities of continuing operations included a $7.0 million reduction in term deposits in the first quarter of 2019 and Donlin Gold funding decreased by $0.8 million due to lower permitting and optimization activities. In the first quarter of 2019, Net cash used in financing activities of continuing operations related to withholding taxes paid on vested performance share units.

Outstanding share data

As of March 26, 2019, the Company had 325,242,605 common shares issued and outstanding. Also, as of March 26, 2019, the Company had: i) a total of 17,010,660 stock options outstanding; 9,135,960 of those stock options with a weighted-average exercise price of C$4.37 and the remaining 7,874,700 with a weighted-average exercise price of $4.07; and ii) 1,669,100 performance share units and 275,223 deferred share units outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 19,789,533 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at February 28, 2019, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.0 million in the interest accrued by us per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2019. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2018, as filed with the SEC on January 23, 2019. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2018, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: April 2, 2019	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended)
10.2	2009 Performance Share Unit Plan of NOVAGOLD Resources Inc. (as amended)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.