Form 10-K/A
period 2018-11-30
NOVAGOLD RESOURCES INC
filed 2019-06-25
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2018

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to

Commission File Number: 001-31913

NOVAGOLD RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 South Main, Suite 400 Salt Lake City, Utah, USA	84111
(Address of Principal Executive Offices)	(Zip Code)

(801) 639-0511 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	NG	NYSE American Toronto Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 1, 2019, in connection with the registrant’s fiscal year 2018 annual meeting of shareholders, were incorporated by reference into Part III of the Annual Report on Form 10-K originally filed on January 23, 2019.

2

NOVAGOLD RESOURCES INC.

TABLE OF CONTENTS

3

NOVAGOLD RESOURCES INC.

EXPLANATORY NOTE

The Annual Report on Form 10-K of NOVAGOLD RESOURCES INC. (“NOVAGOLD”, “we”, “our”, “us”, or the “Company”) for the year ended November 30, 2018 was originally filed with the U.S. Securities and Exchange Commission on January 23, 2019 (the “Original Form 10-K”).  This Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) is being filed solely to include the financial statements of Galore Creek Partnership for its year ended December 31, 2018.

The exhibit listing in Part IV, Item 15 in this Amendment No. 1 reflects a currently-dated consent of PricewaterhouseCoopers LLP, as well as, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, currently-dated certifications from the Chief Executive Officer and the Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, which are attached as exhibits to this Amendment No. 1.

Except as described above, no other changes have been made to the Original Form 10-K. There have been no changes to any of the financial or other information contained in the Original Form 10-K. Except as specifically provided otherwise herein, this Amendment No. 1 does not reflect events occurring after January 23, 2019, the date of the filing of our Original Form 10-K or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

4

NOVAGOLD RESOURCES INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The Consolidated Financial Statements are included in our Original Form 10-K in Part II, Item 8.

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as at November 30, 2018 and 2017 and for the years ended November 30, 2018, 2017 and 2016 are included in our Original Form 10-K.

Schedule B – The Financial Statements of the Galore Creek Partnership as at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 are being filed by this amendment.

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto. See “Item 8. Financial Statements and Supplementary Data” in our Original Form 10-K.

(a)(3) The executive compensation plans and arrangements listed in Part IV, Item 15(a)(3) of the Original Form 10-K were filed or incorporated by reference as part of the Original Form 10-K.

5

NOVAGOLD RESOURCES INC.

(b) Exhibits

The exhibits listed in Part IV, Item 15. “Exhibits, Financial Statement Schedules” of the Original Form 10-K were filed or incorporated by reference as part of the Original Form 10-K.

Exhibit No.	Description

23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6

NOVAGOLD RESOURCES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
	Name:	Gregory A. Lang
	Title:	President and Chief Executive Officer

Date: June 25, 2019

7

Item 15. (a)(2) Schedule B

Report of Independent Registered Public Accounting Firm

To the Partners and Management Committee of the Galore Creek Partnership

Opinion on the Financial Statements

We have audited the accompanying balance sheets of the Galore Creek Partnership (the Partnership) as of December 31, 2018 and 2017, and the related statements of loss and comprehensive loss, changes in partners’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and its financial performance and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRS).

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada
June 18, 2019

We have served as the Partnership’s auditor since 2007.

B-1

Galore Creek Partnership

A Partnership between Newmont Galore Creek Holding Corporation and Teck Resources Limited

Financial Statements

December 31, 2018 and 2017

(Expressed in thousands of Canadian dollars)

Galore Creek Partnership

Balance Sheets

December 31, 2018 and 2017

(in thousands of Canadian dollars)

	2018 $	2017 $
Assets
Current assets:
Cash and cash equivalents	2,776	453
Deposits and prepaid expenses	20	-
Due from Partners (Note 10)	19	14
GST recoverable	121	21
	2,936	488
Mineral property, plant and equipment (Note 6)	706,943	706,578
Reclamation bonds (Note 7)	4,522	4,522
	714,401	711,588

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	1,163	131
Due to Partners (Note 10)	936	899
	2,099	1,030
Due to Partners (Note 10)	4,453	4,453
Decommissioning and restoration provision (Note 7)	15,505	15,252
	22,057	20,735

Equity
Partners’ contributions	864,946	854,334
Partners’ deficit	(172,602)	(163,481)
	692,344	690,853
	714,401	711,588

Commitments and contingencies (Note 9)

(See accompanying notes to financial statements)

1

Galore Creek Partnership

Statements of Loss and Comprehensive Loss

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands of Canadian dollars)

	2018 $	2017 $	2016 $

Other Income
Interest income	16	–	–
	16	–	–

Expenses and Other Items
Professional fees	52	51	29
Care and maintenance costs (Note 8)	9,085	4,410	2,554
	9,137	4,461	2,583
Loss and Comprehensive Loss for the year	(9,121)	(4,461)	(2,583)

(See accompanying notes to financial statements)

Galore Creek Partnership

Statement of Changes in Partners’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands of Canadian dollars)

	NovaGold / Newmont Contributions $	Teck Contributions $	Deficit $	Total $

Balance as at December 31, 2015	434,067	413,387	(156,437)	691,017

Net loss for the year	–	–	(2,583)	(2,583)
Contributions	1,355	1,355	–	2,710
Balance as at December 31, 2016	435,422	414,742	(159,020)	691,144

Net loss for the year	–	–	(4,461)	(4,461)
Contributions	2,085	2,085	–	4,170
Balance as at December 31, 2017	437,507	416,827	(163,481)	690,853

Net loss for the year	–	–	(9,121)	(9,121)
Contributions	5,306	5,306	–	10,612
Balance as at December 31, 2018	442,813	422,133	(172,602)	692,344

(See accompanying notes to financial statements)

Galore Creek Partnership

Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands of Canadian dollars)

	2018 $	2017 $	2016 $

Cash flows provided by operating activities
Loss for the year	(9,121)	(4,461)	(2,583)
Net change in non-cash working capital
(Increase) decrease in GST recoverable	(100)	(17)	13
(Increase) decrease in deposits and prepaid amounts	(20)	–	20
Increase (decrease) in accounts payable, accrued liabilities, and due to/from Partners	1,064	491	(884)
	(8,177)	(3,987)	(3,434)

Cash flows provided by financing activities
Contributions from Teck Resources Ltd.	5,306	2,085	1,355
Contributions from NovaGold Canada Inc.	1,876	2,085	1,355
Contributions from Newmont Galore Creek Holding Corp.	3,430	–	–
	10,612	4,170	2,710

Cash flows provided by investing activities
Additions to mineral property, plant and equipment	(112)	(123)	(213)
	(112)	(123)	(213)
Net cash increase (decrease) for the year	2,323	60	(937)
Cash and cash equivalents at beginning of year	453	393	1,330
Cash and cash equivalents at end of year	2,776	453	393

(See accompanying notes to financial statements)

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2018, 2017 and 2016

(in Canadian dollars)

1	Nature of Operations and Economic Dependence

The Galore Creek Partnership (“Partnership”) is a general partnership formed under the laws of the Province of British Columbia on August 1, 2007 for the purposes of exploration, development and construction of the Galore Creek mine. The Partnership was 50% owned by NovaGold Canada Inc. a wholly owned subsidiary of NOVAGOLD RESOURCES INC. (“NovaGold”) and 50% owned by Teck Resources Limited (“Teck”). On July 27, 2018 NovaGold sold its 50% interest in the Partnership to Newmont Galore Creek Holding Corporation, a subsidiary of Newmont Mining Corporation (“Newmont”). The Partnership owns 100% of Galore Creek Mining Corporation, which is the operator of the project.

The Partnership’s registered office is at 1600-925 West Georgia Street Vancouver, British Columbia, Canada.

Upon formation of the Partnership, NovaGold contributed the Galore Creek project and Teck committed to contribute cash. Teck completed its cash earn-in in 2011. During 2018, Newmont and Teck (collectively the “Partners”) signed an Amended and Restated Partnership Agreement and are currently equally responsible for funding the Partnership.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Partnership will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Currently, the Partnership is economically dependent upon its Partners, for financial support and the Partnership has commitments from the Partners that it will receive support for the next 12 months. The future recoverability of the Partnership’s mineral property, plant and equipment is dependent upon: the ability of the Partnership to obtain continued support from the Partners or to obtain financing necessary to complete the development of its property, demonstrating the existence of economically recoverable reserves, the securing and maintaining of title and beneficial interest in the properties, and the future profitable production or proceeds from disposition of the mineral properties.

2	Basis of Preparation

These annual financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”).

These financial statements were prepared by management and approved by the Partnership Management Committee on June 7, 2019.

These annual financial statements include the results of the Partnership and its wholly owned subsidiary, Galore Creek Mining Corporation.

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2018, 2017 and 2016

(in Canadian dollars)

3	New IFRS Pronouncements

New IFRS pronouncements that have been issued but are not yet effective at the date of these financial statements are listed below. We plan to apply the new standards or interpretations in the annual period for which they are first required.

Leases

In January 2016, the IASB issued IFRS 16, Leases (IFRS 16), which eliminates the classification of leases as either operating or finance leases for a lessee. Under IFRS 16, substantially all leases will be recorded on the balance sheet for the lessee. The only exemptions to this will be for leases that are 12 months or less in duration or for leases of low-value assets. The requirement to record all leases on the balance sheet under IFRS 16 will increase “right-of-use” assets and lease liabilities on an entity’s financial statements. IFRS 16 will also change the nature of expenses relating to leases as the straight-line lease expense previously recognized for operating leases will be replaced with depreciation expense for right-of-use assets and finance expense for lease liabilities. IFRS 16 includes an overall disclosure objective and requires a company to disclose (a) information about lease assets and expenses and cash flows related to leases, (b) a maturity analysis of lease liabilities, and (c) any additional company-specific information that is relevant to satisfying the disclosure objective. IFRS 16 is effective from January 1, 2019.

As at December 31, 2018, the Partnership completed a review and analysis of IFRS 16. Adoption of this guidance is not expected to materially increase the Company’s assets and liabilities.

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

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2018, 2017 and 2016

(in Canadian dollars)

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

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2018, 2017 and 2016

(in Canadian dollars)

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

Financial Instruments

The Partnership adopted the requirements of IFRS 9 Financial Instruments (IFRS 9) as of January 1, 2018. The adoption of IFRS 9 had no impact on the classification or measurement of any of the Partnership’s financial instruments at the date of adoption.

IFRS 9 requires financial assets to be classified into three measurement categories on initial recognition: those measured at fair value through profit and loss, those measured at fair value through other comprehensive income, and those measured at amortized cost. Investments in equity instruments are required to be measured by default at fair value through profit or loss. However, there is an irrevocable option to present fair value changes in other comprehensive income. The Partnership does not have any financial instruments that are classified as fair value through other comprehensive income (loss).

Measurement and classification of financial assets is dependent on the Partnership’s business model for managing the financial assets and the contractual cash flow characteristics of the financial asset. Financial liabilities are measured at amortized cost, unless they are required to be measured at fair value through profit and loss (such as instruments held for trading or derivatives) or the Partnership has opted to measure them at fair value through profit and loss.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks and highly liquid short-term interest-bearing investments with maturities of 90 days or less from the original date of acquisition. Cash and cash equivalents are classified at amortized cost.

Due from / (to) Partners

The amounts due from / (to) Partners are non-interest bearing, unsecured and without specified terms of repayment. Due from / (to) Partners balances are classified at amortized cost.

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2018, 2017 and 2016

(in Canadian dollars)

Receivables and payables

Receivables and payables are classified as loans and receivables. Loans and receivables are initially recorded at fair value with subsequent measurement at amortized cost.

Reclamation bonds

The Partnership’s reclamation bonds are carried at amortized cost and bear fixed interest rates.

Due to Partners

The amount due to Partners is a non-interest bearing payable and is recorded at amortized cost.

Income Taxes

The Partnership is not a taxable entity for federal and provincial income tax purposes. Accordingly, no recognition is given to income taxes for financial reporting purposes. Tax on the Partnership’s net income (loss) is borne by the Partners through the allocation of taxable income (loss). Net income for financial statement purposes may differ significantly from taxable income for the Partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Amended and Restated Galore Creek Partnership Agreement.

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

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2018, 2017 and 2016

(in Canadian dollars)

During 2018, management of the Partnership concluded that an impairment indicator existed as the transaction between NovaGold and Newmont indicated that the carrying amount of the Galore Creek Property may not be recovered from successful development or sale. As a result, a test of the recoverable amount was performed based on a fair value less cost to dispose. The test concluded that the recoverable amount was greater than the carrying value of Mineral Property, Plant and Equipment, and therefore no impairment was recorded. The estimated fair value less cost to dispose was calculated on a market-based approach using the information from the recently completed transaction between NovaGold and Newmont adjusted to estimate the fair value less cost to dispose of the Mineral Property, Plant and Equipment. The market-based approach included a control premium assumption subject to estimation uncertainty. The control premium assumption of 30% represents the estimated premium a market participant would pay for a 100% controlling interest in the Galore Creek Property. Management of the Partnership performed a sensitivity analysis on this assumption keeping all other assumptions constant and concluded that a negative change in the control premium assumption to below 22% would result in an impairment.

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

6	Mineral Property, Plant and Equipment

(in thousands of Canadian dollars)

	Exploration and Evaluation $	Mobile Construction Equipment $	Total $
Cost
At December 31, 2016	706,250	32,772	739,022
Additions	328	–	328
At December 31, 2017	706,578	32,772	739,350
Additions	365	–	365
At December 31, 2018	706,943	32,772	739,715

Accumulated Depreciation
At December 31, 2016	–	(32,772)	(32,772)
At December 31, 2017	–	(32,772)	(32,772)
At December 31, 2018	–	(32,772)	(32,772)

Net Book Value
At December 31, 2016	706,250	–	706,250
At December 31, 2017	706,578	–	706,578
At December 31, 2018	706,943	–	706,943

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2018, 2017 and 2016

(in Canadian dollars)

7	Decommissioning and Restoration Provision

a)	Reclamation provision

Although the ultimate amount of the reclamation costs to be incurred cannot be predicted with certainty, the total undiscounted amount of estimated cash flows required to settle the Partnership’s estimated obligations is $15.5 million. Significant reclamation and closure activities include land rehabilitation, decommissioning of roads, bridges, buildings and facilities at the project site.

The reclamation liabilities may be subject to change based on changes in management’s estimates, changes in remediation technology or changes to the applicable laws and regulations.

(in thousands of Canadian dollars)

	2018 $	2017 $
Opening balance	15,252	15,048
Change in estimate	253	204
Closing balance	15,505	15,252

b)	Reclamation bonds

Each of the Partners has provided collateral for their 50% share of reclamation bonds and letters of credit covering the required permits.

At December 31, 2018 Newmont assumed $4.5 million previously funded by NovaGold for its share in respect of the BC Ministry of Forests and Range Special Use Permit (“Forestry Act Permit”), through the Partnership. The $4.5 million loan related to the funding of these reclamation bonds will be repaid to Newmont once the reclamation bond in respect of the Forestry Act Permit is released back to the Partnership.

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2018, 2017 and 2016

(in Canadian dollars)

8	Expenses by Nature

(in thousands of Canadian dollars)

	2018 $	2017 $	2016 $
Community and stakeholder engagement	481	581	320
Drillcore maintenance	262	352	-
Environmental maintenance	1,815	589	495
Fuel and energy	526	72	6
Insurance and property tax	68	100	79
Maintenance and repair	1,701	1,029	587
Office rent and support	816	389	342
Salaries and employee benefits	1,432	645	485
Travel and transportation	1,984	653	240
Total care and maintenance costs	9,085	4,410	2,554

9	Commitments and Contingencies

a)	Lease commitments

The Partnership is party to certain leases. These leases include the Partnership’s leased office location and certain office equipment with commitments ranging from one to three years. The future minimum lease payments as at December 31, 2018 are as follows:

(in thousands of Canadian dollars)

$
2019	238
2020	265
2021	265

b)	The Partnership has a royalty agreement entitling the counterparty to a maximum annual net smelter royalty of between 0.5% to 1.0%. The royalty is subject to positive future operating mine cash flow and is contingent upon reaching certain agreed financial targets.

10	Related Party Transactions

a)	Management services

During the period ended December 31, 2018, management services were provided to the Partnership as follows: Newmont, $nil (2017 - $nil; 2016 - $nil); NovaGold, $nil (2017 - $219,111; 2016 - $459,601) and Teck $1,505,369 (2017 - $937,509; 2016 - $449,940).

Galore Creek Partnership

Notes to Financial Statements

For the Years Ended December 31, 2018, 2017 and 2016

(in Canadian dollars)

b)	Due to Partners

As at December 31, 2018 the Partnership owed $935,845 (2017 - $899,182) to Teck for management services and expenses paid on the Partnership’s behalf.

In addition, the Partnership was owed $6,000 (2017 - $nil) by Newmont for the 40% share of an advance royalty payment and $12,965 (2017 - $14,079) by Teck subsidiaries for management services provided to other Teck projects by staff of the Partnership.

The Partnership owed $4.5 million (2017 - $nil) to Newmont and $nil (2017 - $4.5 million) to NovaGold in respect of its funding of reclamation bonds held in the Partnership.

11	Financial Instruments

Financial assets are comprised of cash and cash equivalents and reclamation bonds. Cash and cash equivalents and reclamation bonds are held with Canadian chartered banks.

Financial liabilities are comprised of accounts payable and accrued liabilities, and amounts due to partners. All financial liabilities are due within 30 days except the amounts due to Newmont related to the reclamation bonds held in the Partnership.

The Partnership is not subject to material market risk on any of its financial instruments.

The fair value of the Partnership’s receivables, accounts payable and amounts due from / (to) partners approximate their carrying values at December 31, 2018 due to their short-term nature. Reclamation deposits are interest-bearing deposits and approximate fair value. These deposits effectively secure the amount due to Newmont.

