Form 10-Q
period 2019-05-31
NOVAGOLD RESOURCES INC
filed 2019-06-26
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2019

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

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

As of June 19, 2019, the Company had 325,559,330 Common Shares, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, US dollars in thousands)

	At May 31, 2019	At November 30, 2018
ASSETS
Cash and cash equivalents	$17,986	$21,004
Term deposits	139,000	146,000
Other assets	2,054	2,379
Current assets	159,040	169,383
Notes receivable (Note 5)	91,050	89,459
Investment in Donlin Gold (Note 6)	1,494	1,209
Other assets	913	878
Total assets	$252,497	$260,929

LIABILITIES
Accounts payable and accrued liabilities	$489	$710
Accrued payroll and related benefits	1,214	2,545
Income taxes payable	190	223
Other liabilities	182	182
Current liabilities	2,075	3,660
Promissory note (Note 7)	100,160	96,501
Deferred income taxes	414	80
Total liabilities	102,649	100,241

Commitments and contingencies (Note 13)

EQUITY
Common shares	1,960,933	1,954,861
Contributed surplus	83,791	87,987
Accumulated deficit	(1,869,142)	(1,857,682)
Accumulated other comprehensive loss	(25,734)	(24,478)
Total equity	149,848	160,688
Total liabilities and equity	$252,497	$260,929

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 26, 2019. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
		Revised[1]		Revised[1]
Operating expenses:
General and administrative (Note 9)	$4,215	$4,896	$8,555	$9,581
Equity loss – Donlin Gold (Note 6)	2,198	2,905	3,521	4,746
	6,413	7,801	12,076	14,327

Loss from operations	(6,413)	(7,801)	(12,076)	(14,327)
Other income (expense) (Note 11)	1,254	(1,357)	951	(2,727)
Loss before income taxes and other items	(5,159)	(9,158)	(11,125)	(17,054)
Income tax expense	(356)	(79)	(713)	(145)
Net loss from continuing operations	(5,515)	(9,237)	(11,838)	(17,199)
Net loss from discontinued operations, net of tax (Note 4)	—	(394)	—	(647)
Net loss	$(5,515)	$(9,631)	$(11,838)	$(17,846)

Other comprehensive loss:
Unrealized loss on marketable securities, net of $nil, $24, $nil, and $35 tax recovery, respectively	—	(165)	—	(259)
Foreign currency translation adjustments	(1,397)	(3,205)	(878)	(1,337)
	(1,397)	(3,370)	(878)	(1,596)

Comprehensive loss	$(6,912)	$(13,001)	$(12,716)	$(19,442)

Net loss per common share – basic and diluted
Continuing operations	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Discontinued operations	—	—	—	—
	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Weighted average shares outstanding
Basic and diluted (thousands)	325,245	322,305	325,000	322,298

1 See Note 4 – Discontinued operations

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
		Revised[1]		Revised[1]
Operating activities:
Net loss	$(5,515)	$(9,631)	$(11,838)	$(17,846)
Adjustments:
Equity loss – Donlin Gold	2,198	2,905	3,521	4,746
Share-based compensation	1,542	1,942	3,073	3,891
Interest expense on promissory note	1,861	1,593	3,659	3,087
Foreign exchange (gain) loss	(1,209)	2	(823)	118
Deferred income tax expense	167	24	334	35
Accretion of notes receivable	(796)	—	(1,591)	—
Loss from discontinued operations, net of tax	—	394	—	647
Other	(11)	(21)	(51)	(53)
Changes in operating assets and liabilities:
Other assets	(396)	73	378	62
Accounts payable and accrued liabilities	(203)	222	(244)	28
Accrued payroll and related benefits	601	647	(1,329)	(1,207)
Net cash used in operating activities of continuing operations	(1,761)	(1,850)	(4,911)	(6,492)

Investing activities:
Proceeds from term deposits	11,000	21,000	126,000	36,000
Purchases of term deposits	(11,000)	(17,000)	(119,000)	(32,000)
Funding of Donlin Gold	(2,909)	(3,736)	(3,806)	(5,470)
Other	—	—	—	(13)
Net cash provided from (used in) investing activities of continuing operations	(2,909)	264	3,194	(1,483)
Net cash used in investing activities of discontinued operations (note 4)	—	(832)	—	(1,475)
Net cash provided from (used in) investing activities	(2,909)	(568)	3,194	(2,958)

Financing activities:
Withholding tax on share-based compensation	—	—	(1,197)	—
Net cash used in investing activities of continuing operations	—	—	(1,197)	—

Effect of exchange rate changes on cash	(121)	(36)	(104)	(27)
Decrease in cash and cash equivalents	(4,791)	(2,454)	(3,018)	(9,477)
Cash and cash equivalents at beginning of period	22,777	20,931	21,004	27,954
Cash and cash equivalents at end of period	$17,986	$18,477	$17,986	$18,477

1 See Note 4 – Discontinued operations

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Six months ended May 31, 2019
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2018	323,223	$1,954,861	$87,987	$(1,857,682)	$(24,478)	$160,688
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	378	(378)	—
Share-based compensation	—	—	1,531	—	—	1,531
PSUs settled in shares	438	2,737	(2,737)	—	—	—
Stock options exercised	1,443	2,867	(2,867)	—	—	—
Withholding tax on PSUs	—	—	(1,197)	—	—	(1,197)
Net loss	—	—	—	(6,323)	—	(6,323)
Other comprehensive income	—	—	—	—	519	519
February 28, 2019	325,104	$1,960,465	$82,717	$(1,863,627)	$(24,337)	$155,218
Share-based compensation	—	—	1,542	—	—	1,542
Stock options exercised	205	468	(468)	—	—	—
Net loss	—	—	—	(5,515)	—	(5,515)
Other comprehensive loss	—	—	—	—	(1,397)	(1,397)
May 31, 2019	325,309	$1,960,933	$83,791	$(1,869,142)	$(25,734)	$149,848

	Six months ended May 31, 2018
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2017	322,219	$1,951,587	$83,534	$(1,744,917)	$(6,175)	$284,029
Share-based compensation	—	—	1,949	—	—	1,949
Stock options exercised	83	977	(977)	—	—	—
Net loss	—	—	—	(8,215)	—	(8,215)
Other comprehensive income	—	—	—	—	1,774	1,774
February 28, 2018	322,302	$1,952,564	$84,506	$(1,753,132)	$(4,401)	$279,537
Share-based compensation	—	—	1,942	—	—	1,942
Stock options exercised	24	59	(59)	—	—	—
Net loss	—	—	—	(9,631)	—	(9,631)
Other comprehensive loss	—	—	—	—	(3,370)	(3,370)
May 31, 2018	322,326	$1,952,623	$86,389	$(1,762,763)	$(7,771)	$268,478

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

On July 27, 2018, the Company completed the sale of its 50% interest in the Galore Creek Partnership (GCP) and its 40% interest in the Copper Canyon mineral property in British Columbia, Canada collectively referred to herein as “Galore Creek”). As a result, the Company presents Galore Creek as a discontinued operation for all periods presented. Accordingly, the Consolidated Statements of Loss and Comprehensive Loss and Cash Flows have been reclassified to present Galore Creek as a discontinued operation for all periods presented, and the amounts presented in these notes relate only to continuing operations unless otherwise noted. For additional information regarding discontinued operations, see Note 4.

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

Recently issued accounting pronouncements

Leases

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13, in January 2018 by ASU No. 2018-01, in July 2018 by ASU No. 2018-11, in December 2018 by ASU No. 2018-20 and in March 2019 by ASU No. 2019-01. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. The new guidance is effective for the Company’s fiscal year beginning December 1, 2019 and early adoption is permitted. The Company will adopt the new guidance effective December 1, 2019. Adoption of this guidance is not expected to materially increase the Company’s assets and liabilities.

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

NOTE 4 – DISCONTINUED OPERATIONS

Galore Creek Transaction

On July 27, 2018, the Company completed the sale of its 50% interest in Galore Creek to Newmont Goldcorp Corporation (“Newmont”). The Company received $100,000 on closing; a note for $75,000 receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021; a note for $25,000 receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023; and an additional note for $75,000 receivable upon the approval of a Galore Creek project construction plan by the owner(s). The Company has no remaining interest in Galore Creek.

The Company’s share of its investment in GCP included the following:

	Six months ended May 31,
	2019	2018
Net loss from discontinued operations, net of tax:
Equity loss – GCP	$—	$647

Net cash used in investing activities of discontinued operations:
Funding of GCP	$—	$1,475

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 5 – NOTES RECEIVABLE

The Company has notes receivable from Newmont including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, the Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying value of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. At May 31, 2019, the carrying value of the notes receivable was $91,050 including $2,652 of accumulated accretion. A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of May 31, 2019.

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

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Balance – beginning of period	$783	$993	$1,209	$1,100
Share of losses:
Mineral property expenditures	(2,194)	(2,901)	(3,504)	(4,736)
Depreciation	(4)	(4)	(17)	(10)
	(2,198)	(2,905)	(3,521)	(4,746)
Funding	2,909	3,736	3,806	5,470
Balance – end of period	$1,494	$1,824	$1,494	$1,824

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property for Donlin Gold LLC than that of the Company.

	At May 31, 2019	At November 30, 2018
Current assets: Cash, prepaid expenses and other receivables	$1,955	$1,872
Non-current assets: Property and equipment	198	10
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(659)	(673)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,494	$33,209

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $100,160, comprised of $51,576 in principal, and $48,584 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $881 at May 31, 2019 ($839 at November 30, 2018), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Salaries and benefits	$1,498	$1,634	$3,162	$3,313
Share-based compensation (note 10)	1,542	1,942	3,073	3,891
Office expense	551	550	1,222	1,116
Professional Fees	360	216	590	415
Corporate communications and regulatory	261	549	501	835
Depreciation	3	5	7	11
	$4,215	$4,896	$8,555	$9,581

NOTE 10 – SHARE-BASED COMPENSATION

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Stock options	$915	$938	$1,837	$1,886
Performance share unit plan	583	957	1,153	1,909
Deferred share unit plan	44	47	83	96
	$1,542	$1,942	$3,073	$3,891

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Stock options

A summary of stock options outstanding as of May 31, 2019 and activity during the six months ended May 31, 2019 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2018	17,883	$3.36
Granted	2,860	3.68
Exercised	(3,738)	$2.18
Forfeited	(231)	3.87
May 31, 2019	16,774	$3.63	2.38	$8,005
Vested and exercisable as of May 31, 2019	11,891	$3.58	1.69	$7,348

The following table summarizes other stock option-related information:

	Six months ended May 31,
	2019	2018
Weighted-average assumptions used to value stock option awards:
Expected volatility	46.9%	50%
Expected term of options (years)	4	3
Expected dividend rate	—	—
Risk-free interest rate	2.7%	1.8%
Expected forfeiture rate	3.1%	2.3%
Weighted-average grant-date fair value	$1.46	$1.35

As of May 31, 2019, the Company had $4,051 of unrecognized compensation cost related to 4,883,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.75 years. During the six months ended May 31, 2019, the intrinsic value of stock options exercised was $3,335 and no cash was received.

Performance share units

A summary of PSU awards outstanding as of May 31, 2019 and activity during the six months ended May 31, 2019 is as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2018	1,797	$4.39
Granted	803	3.67
Vested	(764)	4.58
Performance adjustment	(167)	4.58
Cancelled	(5)	3.76
May 31, 2019	1,664	$3.76	$6,415

As of May 31, 2019, the Company had $3,619 of unrecognized compensation cost related to 1,664,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.5 years.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other PSU-related information:

	Six months ended May 31,
	2019	2018
Performance multiplier on PSUs vested	82%	—%
Common shares issued (thousands)	438	—
Total fair value of common shares issued	$1,607	$—
Withholding tax paid on PSUs vested	$1,197	$—

NOTE 11 – OTHER INCOME (EXPENSE)

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Interest income	$1,096	$238	$2,138	$478
Accretion of notes receivable	796	—	1,591	—
Interest expense on promissory note	(1,861)	(1,593)	(3,659)	(3,087)
Foreign exchange gain (loss)	1,209	(2)	823	(118)
Change in fair market value of marketable securities	14	—	58	—
	$1,254	$(1,357)	$951	$(2,727)

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company provided technical services to Donlin Gold LLC for $nil during the six months ended May 31, 2019 ($181 in 2018). As of May 31, 2019, the Company has accounts receivable from Donlin Gold LLC of $44 (November 30, 2018: $247).

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2023. Future minimum annual lease payments are $113 in 2019, $199 in 2020, $204 in 2021, $210 in 2022, and $18 in 2023, totaling $744.

10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six month periods ended May 31, 2019 and May 31, 2018. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2018, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

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

Second quarter highlights

Donlin Gold project

During the second quarter, Donlin Gold continued to support the Alaska Department of Natural Resources (ADNR) to advance permits and certificates for the project.

ADNR’s Division of Mining, Land, and Water (DMLW) issued preliminary land use decisions for public comment proposing to authorize facilities associated with the project’s transportation corridor, including the access road and related material sites, airstrip, and upriver Jungjuk Port on January 28, 2019. The public comment period for these decisions closed on March 29, 2019. Final approvals are anticipated by the end of 2019.

ADNR’s Division of Oil and Gas (DOG), State Pipeline Coordinator’s Section issued a preliminary decision to authorize the sections of the pipeline on State lands on January 28, 2019. The public comment period for this decision closed on March 22, 2019. Final approval is anticipated by the end of 2019.

ADNR’s approval of the Alaska Dam Safety certificates for the tailings storage facility and water retention and diversion structures requires a thorough stepwise process to deliver a final construction package to ADNR. The next step in the process is a site investigation and collection of additional geotechnical information for the advancement of the engineering from a feasibility level to the final construction package. The site investigation information will support a preliminary design package, detailed design package and ultimately the final construction package each of which will be submitted to ADNR for final approval and issuance of the certificates. The camp was re-opened in May 2019 and on-site preparations are underway for the start of the drill program. Drilling and other site work is expected to commence in July 2019. This program will consist of geotechnical core drilling, test pits, overburden drilling, packer tests, hydrogeologic test well installation and pumping tests, and geophysical surveys.

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

During 2018, a group called the Yukon-Kuskokwim River Alliance (YKRA) was formed with the purpose of protecting salmon habitat in the Yukon-Kuskokwim Delta. This organization along with 12 of the 56 village councils in the Calista Region (Native Village of Kasigluk, Orutsararmiut Native Council (ONC), Native Village of Eek, Tuluksak Native Community, Tununak Council, Native Village of Nunapitchuk, Chuloonawick Tribal Council, Native Village of Kwigillingok, Native Village of Kongiganak, Chefornak Traditional Council, Chevak Native Village, and Native Village of Napakiak) have adopted resolutions opposing development of the Donlin Gold project. Earthjustice, speaking on behalf of ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the YKRA, requested an informal review of the State of Alaska’s 401 certification (the “Certification”) by the Director of the Division of Water in the Alaska Department of Environmental Conservation (ADEC). In October 2018, the Director responded to the request by deciding to conduct the informal review and reissued the Certification on April 4, 2019. On April 24, 2019, Earthjustice requested a second informal review of the Certification and the request was granted by ADEC on May 4, 2019. A decision on the second informal review of the Certification is expected by the end of 2019.

On February 7, 2019, Earthjustice speaking on behalf of ONC, Akiak Native Community, Chefornak Traditional Council, Chevak Traditional Council, Chuloonawick Native Village, Native Village of Eek, Kasigluk Traditional Council, Kongiganak Traditional Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Native Village of Nightmute, Sleetmute Traditional Council, Tuluksak Native Community, and Native Village of Tununak, filed an administrative appeal of the Reclamation and Closure Plan Approval. ADNR is expected to issue a decision on the appeal by the end of 2019. Additionally, on February 7, 2019, Earthjustice speaking on behalf of the same tribal entities as their appeal of the Reclamation and Closure Plan Approval, requested an informal review by the Director of ADEC’s Division of Water of the Waste Management Permit issuance. The request for review was granted by ADEC on March 1, 2019 and a decision is expected by the end of 2019.

Donlin Gold LLC, with support from NOVAGOLD and Barrick, remains actively engaged in environmental sustainability projects and extensive outreach efforts with local stakeholders, through multiple traditional village council meetings, regional tribal gatherings, events and village visits across the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC collaborated with Calista and TKC (owners of the mineral and surface rights, respectively) on grants, scholarships and community outreach efforts. During the second quarter, we successfully collected, processed and removed about 35,000 pounds of household hazardous material from eight Y-K villages in partnership with local residents.

The owners of the Donlin Gold project (Barrick and NOVAGOLD) continue to study ways to further improve the project’s value and to reduce initial capital outlays through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for financing of some capital-intensive infrastructure. To date, these additional studies have furthered our geological understanding and identified opportunities that have the potential to benefit the project were the owners to decide to update the Donlin Gold feasibility study and initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. Barrick and NOVAGOLD will take all this work into account before reaching a construction decision and will advance the Donlin Gold project in a financially disciplined manner with a strong focus on environmental stewardship and social responsibility.

Our share of funding for the Donlin Gold project in the first six months of 2019 was $3.8 million for technical work, permitting and community engagement efforts. Our share of the total 2019 work program and budget is $13 million to continue to advance the project. The Alaska Dam Safety certificates require additional fieldwork and more detailed engineering over the next two years and Donlin Gold LLC will continue to maintain its engagement with communities throughout the Y-K region. Donlin Gold LLC spending is expected to increase in the second half of the year with the commencement of fieldwork.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold LLC.

Outlook

We do not currently generate operating cash flows. At May 31, 2019, we had cash and cash equivalents of $18.0 million and term deposits of $139.0 million. At present, we believe that these balances are sufficient to cover anticipated funding of the Donlin Gold project as well as corporate general and administrative costs. Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2018, as filed with the SEC and the Canadian Securities Regulators on January 23, 2019.

For the full year, we expect to spend approximately $24 million, including $13 million to fund our share of expenditures at the Donlin Gold project and $11 million for general and administrative costs.

Summary of Consolidated Financial Performance

	Three months ended May 31,		Six months ended May 31,
($ thousands, except per share)	2019	2018	2019	2018
Loss from operations	(6,413)	(7,801)	(12,076)	(14,327)

Net loss from continuing operations	(5,515)	(9,237)	(11,838)	(17,199)
Net loss from discontinued operations	—	(394)	—	(647)
Net loss	$(5,515)	$(9,631)	$(11,838)	$(17,846)

Net loss per common share – basic and diluted
Continuing operations	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Discontinued operations	—	—	—	—
	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Results of Operations

Second quarter 2019 compared to 2018

Loss from operations decreased from $7.8 million in 2018 to $6.4 million in 2019 due to lower general and administrative expense and lower costs at Donlin Gold LLC. General and administrative expense decreased by $0.6 million primarily due to lower share-based compensation costs. At Donlin Gold expenses decreased by $0.7 million resulting from a reduction in permitting activities.

Net loss from continuing operations decreased from $9.2 million ($0.03 per share) in 2018 to $5.5 million ($0.02 per share) in 2019, primarily due to lower operating losses, higher interest income, accretion of notes receivable, and foreign exchange movements, offset by higher interest expense on the promissory note payable to Barrick.

Net loss from discontinued operations, net of tax of $0.4 million ($0.00 per share) in 2018 resulted from our share of expenses at the Galore Creek project. On July 27, 2018, we completed the sale of our 50% interest in the Galore Creek Partnership.

First six months 2019 compared to 2018

Loss from operations decreased from $14.3 million in 2018 to $12.1 million in 2019 due to lower general and administrative expense and lower costs at Donlin Gold LLC. General and administrative expense decreased by $1.0 million primarily due to lower share-based compensation costs. At Donlin Gold expenses decreased by $1.2 million resulting from a reduction in permitting activities.

Net loss from continuing operations decreased from $17.2 million ($0.06 per share) in 2018 to $11.8 million ($0.04 per share) in 2019, primarily due to lower operating losses, higher interest income, accretion of notes receivable, and foreign exchange movements, offset by higher interest expense on the promissory note payable to Barrick.

Net loss from discontinued operations, net of tax of $0.6 million ($0.00 per share) in 2018 resulted from our share of expenses at the Galore Creek project.

Liquidity, Capital Resources and Capital Requirements

($ thousands)	At May 31, 2019	At November 30, 2018	Change
Cash and cash equivalents	$17,986	$21,004	$(3,018)
Term deposits	$139,000	$146,000	$(7,000)

In the first six months of 2019, total Cash, cash equivalents and Term deposits decreased by $9.9 million of which $4.9 million was used in operating activities for administrative costs and working capital changes, $3.8 million was used to fund Donlin Gold and $1.2 million related to withholding taxes paid on vested performance share units. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

	Three months ended May 31,		Six months ended May 31,
($ thousands)	2019	2018	2019	2018
Net cash (used in) provided from:
Continuing operations:
Operating activities	$(1,760)	$(1,850)	$(4,910)	$(6,492)
Investing activities	$(2,909)	$264	$3,194	$(1,483)
Financing activities	—	—	$(1,197)	—

Net cash used in:
Investing activities of discontinued operations	—	$(832)	—	$(1,475)

Second quarter 2019 compared to 2018

Net cash used in operating activities of continuing operations decreased by $0.1 million, due to higher interest income, partially offset by changes in working capital. Net cash provided from (used in) investing activities of continuing operations included a $0.8 million decrease in Donlin Gold funding due to lower permitting and optimization activities. In the second quarter of 2018, term deposits were reduced by $4.0 million.

First six months 2019 compared to 2018

Net cash used in operating activities of continuing operations decreased by $1.6 million, primarily due to higher interest income. Net cash provided from (used in) investing activities of continuing operations included a $1.7 million decrease in Donlin Gold funding due to lower permitting and optimization activities. For the six-month period, term deposits decreased by $7.0 million in 2019 and $4.0 million in 2018. Net cash used in financing activities of continuing operations related to withholding taxes paid on vested performance share units.

Outstanding share data

As of June 19, 2019, the Company had 325,559,330 common shares issued and outstanding. Also, as of June 19, 2019, the Company had: i) a total of 16,214,036 stock options outstanding; 8,250,369 of those stock options with a weighted-average exercise price of C$4.47 and the remaining 7,963,667 with a weighted-average exercise price of $4.07; and ii) 1,664,100 performance share units and 285,323 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 18,995,509 common shares.

Accounting Developments

For a discussion of Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Interim Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, term deposit investments and notes receivable. All term deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less. The notes receivable are due from a subsidiary of Newmont, a publicly-traded company with investment-grade credit ratings.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at May 31, 2019, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.0 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2019. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: June 26, 2019	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.