Form 10-Q
period 2019-08-31
NOVAGOLD RESOURCES INC
filed 2019-10-01
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2019

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

As of September 23, 2019, the Company had 326,919,485 Common Shares, no par value, outstanding.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

●	our ability to achieve production at any of our mineral exploration and development properties;

●	estimated capital costs, operating costs, production and economic returns;

●	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our resource and reserve estimates;

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

●	assumptions that all necessary permits and governmental approvals will be obtained and the timing of such approvals;

●	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	our expectations regarding demand for equipment, skilled labor and services needed for exploration and development of mineral properties; and

●	our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at our mineral exploration and development properties;

●	our history of losses and expectation of future losses;

●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;

●	uncertainty of estimates of capital costs, operating costs, production and economic returns;

●	commodity price fluctuations;

●	risks related to market events and general economic conditions;

●	risks related to the third parties on which we depend for our exploration and development activities;

●	dependence on cooperation of joint venture partners in exploration and development of properties;

●	the risk that permits and governmental approvals necessary to develop and operate mines on our properties will not be available on a timely basis, subject to reasonable conditions, or at all;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

●	risks related to lack of infrastructure required to develop, construct, and operate our mineral properties;

●	uncertainty related to title to our mineral properties;

●

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production;

●	competition in the mining industry;

●	risks related to governmental regulation and permits, including environmental regulation;

●	risks related to our largest shareholder;

●	risks related to conflicts of interests of some of the directors and officers of the Company;

●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society;

●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

●	credit, liquidity, interest rate and currency risks;

●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

●	our need to attract and retain qualified management and technical personnel;

●	uncertainty as to the outcome of potential litigation; and

●	risks related to global climate change.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, US dollars in thousands)

	At August 31, 2019	At November 30, 2018
ASSETS
Cash and cash equivalents	$53,881	$21,004
Term deposits	99,000	146,000
Other assets	1,834	2,379
Current assets	154,715	169,383
Notes receivable (Note 5)	91,855	89,459
Investment in Donlin Gold (Note 6)	2,193	1,209
Other assets	1,116	878
Total assets	$249,879	$260,929

LIABILITIES
Accounts payable and accrued liabilities	$570	$710
Accrued payroll and related benefits	2,163	2,545
Income taxes payable	90	223
Other liabilities	182	182
Current liabilities	3,005	3,660
Promissory note (Note 7)	102,047	96,501
Deferred income taxes	583	80
Total liabilities	105,635	100,241

Commitments and contingencies (Note 13)

EQUITY
Common shares	1,964,304	1,954,861
Contributed surplus	81,972	87,987
Accumulated deficit	(1,877,198)	(1,857,682)
Accumulated other comprehensive loss	(24,834)	(24,478)
Total equity	144,244	160,688
Total liabilities and equity	$249,879	$260,929

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 1, 2019. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Operating expenses:
General and administrative (Note 9)	$4,075	$4,408	$12,630	$13,989
Equity loss – Donlin Gold (Note 6)	3,141	2,514	6,662	7,260
	7,216	6,922	19,292	21,249

Loss from operations	(7,216)	(6,922)	(19,292)	(21,249)
Other income (expense) (Note 11)	(581)	(1,112)	370	(3,839)
Loss before income taxes and other items	(7,797)	(8,034)	(18,922)	(25,088)
Income tax expense	(259)	(9)	(972)	(154)
Net loss from continuing operations	(8,056)	(8,043)	(19,894)	(25,242)
Net income (loss) from discontinued operations, net of tax (Note 4)	—	(80,582)	—	(81,229)
Net loss	$(8,056)	$(88,625)	$(19,894)	$(106,471)

Other comprehensive loss:
Unrealized loss on marketable securities, net of $nil, $6, $nil, and $41 tax recovery, respectively	—	(26)	—	(285)
Foreign currency translation adjustments	900	(2,448)	22	(3,785)
Reclassification of cumulative translation adjustment included in net loss from discontinued operations (Note 4)	—	(13,776)	—	(13,776)
	900	(16,250)	22	(17,846)

Comprehensive loss	$(7,156)	$(104,875)	$(19,872)	$(124,317)

Net loss per common share – basic and diluted
Continuing operations	$(0.02)	$(0.02)	$(0.06)	$(0.08)
Discontinued operations	—	(0.25)	—	(0.25)
	$(0.02)	$(0.27)	$(0.06)	$(0.33)

Weighted average shares outstanding
Basic and diluted (thousands)	326,050	322,501	325,280	322,366

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Operating activities:
Net loss	$(8,056)	$(88,625)	$(19,894)	$(106,471)
Adjustments:
Net loss from discontinued operations, net of tax	—	80,582	—	81,229
Equity loss – Donlin Gold	3,141	2,514	6,662	7,260
Share-based compensation	1,552	1,920	4,625	5,811
Interest expense on promissory note	1,887	1,657	5,546	4,744
Foreign exchange loss	782	205	(41)	323
Deferred income tax expense (recovery)	169	(6)	503	(41)
Accretion of notes receivable	(805)	(265)	(2,396)	(265)
Other	(186)	(302)	(237)	(285)
Changes in operating assets and liabilities:
Other assets	225	235	603	297
Accounts payable and accrued liabilities	(29)	(33)	(273)	(5)
Accrued payroll and related benefits	947	656	(382)	(551)
Net cash used in operating activities of continuing operations	(373)	(1,462)	(5,284)	(7,954)

Investing activities:
Proceeds from term deposits	40,000	20,000	166,000	56,000
Purchases of term deposits	—	(120,000)	(119,000)	(152,000)
Funding of Donlin Gold	(3,840)	(2,332)	(7,646)	(7,802)
Other	—	—	—	(13)
Net cash provided from (used in) investing activities of continuing operations	36,160	(102,332)	39,354	(103,815)
Net cash provided from investing activities of discontinued operations (Note 4)	—	99,279	—	97,804
Net cash provided from (used in) investing activities	36,160	(3,053)	39,354	(6,011)

Financing activities:
Withholding tax on share-based compensation	—	—	(1,197)	—
Net cash used in investing activities of continuing operations	—	—	(1,197)	—

Effect of exchange rate changes on cash	108	(6)	4	(33)
Decrease in cash and cash equivalents	35,895	(4,521)	32,877	(13,998)
Cash and cash equivalents at beginning of period	17,986	18,477	21,004	27,954
Cash and cash equivalents at end of period	$53,881	$13,956	$53,881	$13,956

Non-cash transactions:
Notes receivable from the sale of Galore Creek (Note 5)	$—	$88,398	$—	$88,398

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Nine months ended August 31, 2019
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2018	323,223	$1,954,861	$87,987	$(1,857,682)	$(24,478)	$160,688
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	378	(378)	—
Share-based compensation	—	—	1,531	—	—	1,531
PSUs settled in shares	438	2,737	(2,737)	—	—	—
Stock options exercised	1,443	2,867	(2,867)	—	—	—
Withholding tax on PSUs	—	—	(1,197)	—	—	(1,197)
Net loss	—	—	—	(6,323)	—	(6,323)
Other comprehensive income	—	—	—	—	519	519
February 28, 2019	325,104	$1,960,465	$82,717	$(1,863,627)	$(24,337)	$155,218
Share-based compensation	—	—	1,542	—	—	1,542
Stock options exercised	205	468	(468)	—	—	—
Net loss	—	—	—	(5,515)	—	(5,515)
Other comprehensive loss	—	—	—	—	(1,397)	(1,397)
May 31, 2019	325,309	$1,960,933	$83,791	$(1,869,142)	$(25,734)	$149,848
Share-based compensation	—	—	1,552	—	—	1,552
DSUs settled in shares	32	120	(120)	—	—	—
Stock options exercised	1,447	3,251	(3,251)	—	—	—
Net loss	—	—	—	(8,056)	—	(8,056)
Other comprehensive income	—	—	—	—	900	900
August 31, 2019	326,788	$1,964,304	$81,972	$(1,877,198)	$(24,834)	$144,244

	Nine months ended August 31, 2018
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2017	322,219	$1,951,587	$83,534	$(1,744,917)	$(6,175)	$284,029
Share-based compensation	—	—	1,949	—	—	1,949
Stock options exercised	83	977	(977)	—	—	—
Net loss	—	—	—	(8,215)	—	(8,215)
Other comprehensive income	—	—	—	—	1,774	1,774
February 28, 2018	322,302	$1,952,564	$84,506	$(1,753,132)	$(4,401)	$279,537
Share-based compensation	—	—	1,942	—	—	1,942
Stock options exercised	24	59	(59)	—	—	—
Net loss	—	—	—	(9,631)	—	(9,631)
Other comprehensive loss	—	—	—	—	(3,370)	(3,370)
May 31, 2018	322,326	$1,952,623	$86,389	$(1,762,763)	$(7,771)	$268,478
Share-based compensation	—	—	1,920	—	—	1,920
DSUs settled in shares	61	293	(293)	—	—	—
Stock options exercised	146	389	(389)	—	—	—
Net loss	—	—	—	(88,625)	—	(88,625)
Other comprehensive loss	—	—	—	—	(16,250)	(16,250)
August 31, 2018	322,533	$1,953,305	$87,627	$(1,851,388)	$(24,021)	$165,523

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

On July 27, 2018, the Company completed the sale of its 50% interest in the Galore Creek Partnership (GCP) and its 40% interest in the Copper Canyon mineral property in British Columbia, Canada (collectively referred to herein as “Galore Creek”). As a result, the Company presents Galore Creek as a discontinued operation for all periods presented. Accordingly, the Consolidated Statements of Loss and Comprehensive Loss and Cash Flows have been reclassified to present Galore Creek as a discontinued operation for all periods presented, and the amounts presented in these notes relate only to continuing operations unless otherwise noted. For additional information regarding discontinued operations, see Note 4.

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

The Company’s share of its investment in GCP included the following:

Nine months ended August 31, 2018
Net income (loss) from discontinued operations, net of tax:
Equity loss – GCP	$(1,203)
Gain (loss) on sale of Galore Creek, net of tax	(80,026)
$(81,229)

Net cash provided from (used in) investing activities of discontinued operations:
Funding of GCP	$(1,475)
Net cash proceeds received	99,279
$97,804

NOTE 5 – NOTES RECEIVABLE

The Company has notes receivable from Newmont including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, the Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying values of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. At August 31, 2019, the carrying value of the notes receivable was $91,855 including $3,457 of accumulated accretion. A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of August 31, 2019.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 6 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company in which wholly-owned subsidiaries of Barrick and NOVAGOLD each own a 50% interest. Donlin Gold LLC has a board of four members, with two members selected by Barrick and two members selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of at least a majority of the Donlin Gold LLC board members.

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Balance – beginning of period	$1,494	$1,824	$1,209	$1,100
Share of losses:
Mineral property expenditures	(3,125)	(2,513)	(6,629)	(7,249)
Depreciation	(16)	(1)	(33)	(11)
	(3,141)	(2,514)	(6,662)	(7,260)
Funding	3,840	2,332	7,646	7,802
Balance – end of period	$2,193	$1,642	$2,193	$1,642

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property for Donlin Gold LLC than that of the Company.

	At August 31, 2019	At November 30, 2018
Current assets: Cash, prepaid expenses and other receivables	$2,616	$1,872
Non-current assets: Property and equipment	399	10
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(822)	(673)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$34,193	$33,209

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $102,047, comprised of $51,576 in principal, and $50,471 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

NOTE 8 – FAIR VALUE ACCOUNTING

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement.  The three levels of the fair value hierarchy are as follows:

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in tho

usands except per share amounts)

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,087 at August 31, 2019 ($839 at November 30, 2018), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Salaries and benefits	$1,562	$1,610	$4,724	$4,923
Share-based compensation (note 10)	1,552	1,920	4,625	5,811
Office expense	526	671	1,748	1,787
Professional fees	193	162	783	577
Corporate communications and regulatory	238	40	739	875
Depreciation	4	5	11	16
	$4,075	$4,408	$12,630	$13,989

NOTE 10 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Stock options	$928	$941	$2,765	$2,827
Performance share unit plan	585	939	1,738	2,848
Deferred share unit plan	39	40	122	136
	$1,552	$1,920	$4,625	$5,811

Stock options

A summary of stock options outstanding as of August 31, 2019 and activity during the nine months ended August 31, 2019 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2018	17,883	$3.36
Granted	2,860	3.68
Exercised	(6,668)	2.49
Forfeited	(231)	3.87
August 31, 2019	13,844	$3.83	2.45	$69,851
Vested and exercisable as of August 31, 2019	8,961	$3.86	1.70	$41,380

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

As of August 31, 2019, the Company had $3,163 of unrecognized compensation cost related to 4,883,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.25 years. During the nine months ended August 31, 2019, the intrinsic value of stock options exercised was $14,872 and no cash was received.

Performance share units

A summary of PSU awards outstanding as of August 31, 2019 and activity during the nine months ended August 31, 2019 is as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2018	1,797	$4.39
Granted	803	3.67
Vested	(764)	4.58
Performance adjustment	(167)	4.58
Cancelled	(5)	3.76
August 31, 2019	1,664	$3.76	$18,700

As of August 31, 2019, the Company had $3,097 of unrecognized compensation cost related to 1,664,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.25 years.

The following table summarizes other PSU-related information:

	Nine months ended August 31,
	2019	2018
Performance multiplier on PSUs vested	82%	—%
Common shares issued (thousands)	438	—
Total fair value of common shares issued	$1,607	$—
Withholding tax paid on PSUs vested	$1,197	$—

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 11 – OTHER INCOME (EXPENSE)

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Interest income	$1,001	$485	$3,139	$963
Accretion of notes receivable	805	265	2,396	265
Change in fair market value of marketable securities	190	—	248	—
Interest expense on promissory note	(1,887)	(1,657)	(5,546)	(4,744)
Foreign exchange gain (loss)	(782)	(205)	41	(323)
Other income	92	—	92	—
	$(581)	$(1,112)	$370	$(3,839)

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company provided technical services to Donlin Gold LLC for $nil during the nine months ended August 31, 2019 ($181 in 2018). As of August 31, 2019, the Company has accounts receivable from Donlin Gold LLC of $44 ( November 30, 2018: $247).

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

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2025. Future minimum annual lease payments are $56 in 2019, $302 in 2020, $337 in 2021, $345 in 2022, $155 in 2023, and $162 thereafter, totaling $1,357.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and nine-month periods ended August 31, 2019 and August 31, 2018. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2018, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, external affairs/community engagement, economic, and legal objectives; obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and obtaining financing to fund these milestones.

Our goals for 2019 include:

●	Advance the Donlin Gold project toward a construction/production decision.

●	Maintain an effective corporate social responsibility program.

●	Promote a strong safety culture; maintain a zero lost time accident record.

●	Safeguard the Company’s treasury.

Third quarter highlights

Donlin Gold project

Donlin Gold LLC continues to support the Alaska Department of Natural Resources (ADNR) to advance permits and certificates for the project.

ADNR’s approval of the Alaska Dam Safety certificates for the tailings storage facility and water retention and diversion structures requires a thorough stepwise process to deliver a final construction package to ADNR. During July, Donlin Gold commenced a site investigation and collection of additional geotechnical information for the advancement of the engineering from a feasibility level to the final construction package. The site investigation information will support a preliminary design package, detailed design package and ultimately the final construction package, each of which will be submitted to ADNR for final approval and issuance of the certificates. This program consists of geotechnical core drilling, test pits, overburden drilling, packer tests, hydrogeologic test well installation and pumping tests, and geophysical surveys. Safety training and camp preparations were completed earlier in the quarter. The program was temporarily suspended in July for a period of five weeks, as all personnel were safely moved as a precautionary measure and to accommodate firefighting operations for the wildfires that affected the project area. There was no damage to Donlin Gold structures and equipment and the camp reopened in September.

ADNR’s Division of Mining, Land, and Water (DMLW) issued preliminary decisions for public comment on January 28, 2019 to authorize State land use for facilities associated with the project’s transportation corridor, including the access road and related material sites, airstrip, and upriver Jungjuk Port. Final approvals are anticipated by the end of 2019.

ADNR’s Division of Oil and Gas (DOG), State Pipeline Coordinator’s Section issued a preliminary decision for public comment on January 28, 2019 to authorize the right of way for the sections of the pipeline on State lands. Final approval is anticipated by the end of 2019.

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

In 2018, Earthjustice, speaking on behalf of Orutsararmiut Native Council (ONC), Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the Yukon-Kuskokwim River Alliance, requested an informal review of the State of Alaska’s 401 certification (the “Certification”) by the Director of the Division of Water in the Alaska Department of Environmental Conservation (ADEC). In October 2018, the Director responded to the request by deciding to conduct the informal review and reissued the Certification on April 4, 2019. On April 24, 2019, Earthjustice requested a second informal review of the Certification and the request was granted by ADEC on May 4, 2019. A decision on the second informal review of the Certification is expected by the end of 2019.

On February 7, 2019, Earthjustice speaking on behalf of ONC, Akiak Native Community, Chefornak Traditional Council, Chevak Traditional Council, Chuloonawick Native Village, Native Village of Eek, Kasigluk Traditional Council, Kongiganak Traditional Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Native Village of Nightmute, Sleetmute Traditional Council, Tuluksak Native Community, and Native Village of Tununak, filed an administrative appeal of the Reclamation and Closure Plan Approval. ADNR is expected to issue a decision on the appeal by the end of 2019. Additionally, Earthjustice, speaking on behalf of the same tribal entities as their appeal of the Reclamation and Closure Plan Approval, requested on the same date an informal review by the Director of ADEC’s Division of Water of the Waste Management Permit issuance. The review was completed by ADEC with no further appeal.

Donlin Gold LLC, with support from NOVAGOLD and Barrick, remains actively engaged in environmental sustainability projects and extensive outreach efforts with local stakeholders through multiple traditional village council meetings, regional tribal gatherings, events and village visits across the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC collaborated with Calista and TKC (owners of the mineral and surface rights, respectively) on grants, scholarships and community outreach efforts.

The owners of the Donlin Gold project (Barrick and NOVAGOLD) continue to study ways to further improve the project’s value and to reduce initial capital outlays through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for financing of some capital-intensive infrastructure. To date, these additional studies have furthered our geological understanding and identified opportunities that have the potential to benefit the project when the owners decide to update the Donlin Gold feasibility study and initiate the engineering work necessary to advance the project design from feasibility level to basic and then detailed engineering. Barrick and NOVAGOLD will take all this work into account before reaching a construction decision and will advance the Donlin Gold project in a financially disciplined manner with a strong focus on environmental stewardship and social responsibility.

Our share of funding for the Donlin Gold project in the first nine months of 2019 was $7.6 million for technical work, permitting and community engagement efforts. Our share of the total 2019 work program and budget is $13 million to continue to advance the project. The Alaska Dam Safety certificates require additional fieldwork and more detailed engineering over the next twelve to eighteen months and Donlin Gold LLC will continue to maintain its engagement with communities throughout the Y-K region. Donlin Gold LLC spending is expected to increase in the fourth quarter of the year due to the fieldwork program.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold LLC.

Outlook

We do not currently generate operating cash flows. At August 31, 2019, we had cash and cash equivalents of $53.9 million and term deposits of $99.0 million. At present, we believe that these balances are sufficient to cover anticipated funding of the Donlin Gold project as well as corporate general and administrative costs. Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2018, as filed with the SEC and the Canadian Securities Regulators on January 23, 2019.

For the full year, we continue to expect to spend approximately $24 million, including $13 million to fund our share of expenditures at the Donlin Gold project and $11 million for general and administrative costs.

Summary of Consolidated Financial Performance

	Three months ended August 31,		Nine months ended August 31,
($ thousands, except per share)	2019	2018	2019	2018
Loss from operations	$(7,216)	$(6,922)	$(19,292)	$(21,249)

Net loss from continuing operations	$(8,056)	$(8,043)	$(19,894)	$(25,242)
Net income (loss) from discontinued operations	—	(80,582)	—	(81,229)
Net loss	$(8,056)	$(88,625)	$(19,894)	$(106,471)

Net loss per common share – basic and diluted
Continuing operations	$(0.02)	$(0.02)	$(0.06)	$(0.08)
Discontinued operations	—	(0.25)	—	(0.25)
	$(0.02)	$(0.27)	$(0.06)	$(0.33)

Results of Operations

Third quarter 2019 compared to 2018

Loss from operations increased from $6.9 million in 2018 to $7.2 million in 2019 due to higher costs at Donlin Gold LLC, partially offset by lower general and administrative expense. At Donlin Gold expenses increased by $0.6 million resulting from the commencement of fieldwork to support the design packages needed to advance the application for Alaska Dam Safety certification applications. General and administrative expense decreased by $0.3 million due to lower share-based compensation costs.

Net loss from continuing operations was unchanged at $8.1 million ($0.02 per share) as the increase in operating losses, higher interest expense on the promissory note payable to Barrick and foreign exchange movements was offset by higher interest income and accretion of notes receivable.

Net loss from discontinued operations, net of tax of $80.6 million ($0.25 per share) in 2018 resulted primarily from the loss on the sale of Galore Creek, net of tax.

First nine months 2019 compared to 2018

Loss from operations decreased from $21.2 million in 2018 to $19.3 million in 2019 due to lower general and administrative expense and lower costs at Donlin Gold LLC. General and administrative expense decreased by $1.4 million primarily due to lower share-based compensation costs. At Donlin Gold expenses decreased by $0.6 million resulting from a reduction in permitting activities, partially offset by the commencement of fieldwork to support the design packages needed to advance the application for Alaska Dam Safety certification applications.

Net loss from continuing operations decreased from $25.2 million ($0.08 per share) in 2018 to $19.9 million ($0.06 per share) in 2019, primarily due to lower operating losses, higher interest income and accretion of notes receivable, partially offset by higher interest expense on the promissory note payable to Barrick.

Net loss from discontinued operations, net of tax of $81.2 million ($0.25 per share) in 2018 resulted primarily from the loss on the sale of Galore Creek, net of tax.

Liquidity, Capital Resources and Capital Requirements

($ thousands)	At August 31, 2019	At November 30, 2018	Change
Cash and cash equivalents	$53,881	$21,004	$32,877
Term deposits	$99,000	$146,000	$(47,000)

In the first nine months of 2019, total Cash, cash equivalents and Term deposits decreased by $14.1 million of which $5.3 million was used in operating activities for administrative costs and working capital changes, $7.6 million was used to fund Donlin Gold and $1.2 million related to withholding taxes paid on vested performance share units. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

	Three months ended August 31,		Nine months ended August 31,
($ thousands)	2019	2018	2019	2018
Net cash (used in) provided from:
Continuing operations:
Operating activities	$(373)	$(1,462)	$(5,284)	$(7,954)
Investing activities	$36,160	$(102,332)	$39,354	$(103,815)
Financing activities	$—	$—	$(1,197)	$—

Net cash provided from:
Investing activities of discontinued operations	$—	$99,279	$—	$97,804

Third quarter 2019 compared to 2018

Net cash used in operating activities of continuing operations decreased by $1.1 million, due to higher interest income, partially offset by changes in working capital. Net cash provided from (used in) investing activities of continuing operations included a $1.5 million increase in Donlin Gold funding due to the commencement of geotechnical fieldwork. In the third quarter of 2019, term deposits were reduced by $40.0 million, with the proceeds deposited in interest-bearing savings accounts. In the third quarter of 2018, term deposits increased by $100.0 million resulting from the investment of proceeds received on the sale of Galore Creek. Net cash provided from investing activities of discontinued operations resulted from the sale of Galore Creek in the third quarter of 2018.

First nine months 2019 compared to 2018

Net cash used in operating activities of continuing operations decreased by $2.7 million, primarily due to higher interest income. Net cash provided from (used in) investing activities of continuing operations included a $0.2 million decrease in Donlin Gold funding. For the nine-month period, term deposits decreased by $47.0 million in 2019 and increased by $96.0 million in 2018. Net cash used in financing activities of continuing operations related to withholding taxes paid on vested performance share units. Net cash provided from investing activities of discontinued operations resulted from the sale of Galore Creek in the third quarter of 2018, partially offset by funding for Galore Creek prior to the sale.

Outstanding share data

As of September 23, 2019, the Company had 326,919,485 common shares issued and outstanding. Also, as of September 23, 2019, the Company had: i) a total of 13,643,680 stock options outstanding; 5,712,350 of those stock options with a weighted-average exercise price of C$4.73 and the remaining 7,931,330 with a weighted-average exercise price of $4.07; and ii) 1,664,100 performance share units and 258,762 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 16,398,592 common shares.

Accounting Developments

For a discussion of Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Interim Financial Statements.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, term deposit investments and notes receivable. All term deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less. The notes are receivable from a subsidiary of Newmont, a publicly traded company with investment-grade credit ratings. The notes are guaranteed by Newmont.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at August 31, 2019, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.0 million in the interest accrued on the promissory note per annum.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2019. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 1, 2019	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer
(principal executive officer)

By:	/s/ David A. Ottewell
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
101

The following materials are filed herewith: (i) Inline XBRL Instance, (ii) Inline XBRL Taxonomy Extension Schema, (iii) Inline XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) Inline XBRL Taxonomy Extension Definition.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.