Form 10-K
period 2019-11-30
NOVAGOLD RESOURCES INC
filed 2020-01-22
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-31913

NOVAGOLD RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 South Main, Suite 400 Salt Lake City, Utah, USA	84111
(Address of Principal Executive Offices)	(Zip Code)

(801) 639-0511 (Registrant’s Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NG	NYSE American Toronto Stock Exchange

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

Based on the last sale price on the NYSE American of the registrant’s common shares on May 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) of $4.05 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $962,615,000.

As of January 15, 2020, the registrant had 328,330,519 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 1, 2020, in connection with the registrant’s fiscal year 2019 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVAGOLD RESOURCES INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2019.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold project, permitting and the timing thereof, market prices for precious metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

●	competition in the mining industry;
●	risks related to governmental regulation and permits, including environmental regulation;
●	risks related to our largest shareholder;
●	risks related to conflicts of interests of some of the directors and officers of the Company;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	credit, liquidity, interest rate and currency risks;

●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	our need to attract and retain qualified management and technical personnel;
●	uncertainty as to the outcome of potential litigation;
●	risks related to information technology systems;
●	risks related to the Company’s status as a “passive foreign investment company” in the United States; and
●	risks related to global climate change.

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

We do not produce gold or any other minerals, and do not currently generate operating earnings. Funding to explore our mineral properties and to operate the Company was acquired primarily through previous equity financings consisting of public offerings of our common shares and warrants and through debt financing consisting of convertible notes, and the sale of assets. We expect to continue to raise capital through additional equity and/or debt financings, through the exercise of stock options, and otherwise.

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

Executive office	Corporate office
201 South Main Street, Suite 400	400 Burrard Street, Suite 1860
Salt Lake City, UT, USA 84111	Vancouver, BC, Canada V6C 3A6
Telephone (801) 639-0511	Toll free (866) 669-6227
Facsimile (801) 649-0509	Facsimile (604) 669-6272

NOVAGOLD RESOURCES INC.

Corporate Structure

As of November 30, 2019, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., AGC Resources Inc, NOVAGOLD (Bermuda) Alaska Limited and NOVAGOLD Resources (Bermuda) Limited.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

NOVAGOLD RESOURCES INC.

Employees

On November 30, 2019, we had 12 full-time employees. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

Recent Developments

Donlin Gold Project

Donlin Gold LLC continues to support the Alaska Department of Natural Resources (ADNR) to advance permits and certificates for the project.

ADNR’s approval of the Alaska Dam Safety certificates for the tailings storage facility and water retention and diversion structures requires a thorough multi-year stepwise process to deliver a final construction package to ADNR. During July 2019, Donlin Gold commenced a site investigation program in support of advancement of dam engineering from a feasibility level to a final construction package. The site investigation information will support a preliminary design package, detailed design package and ultimately the final construction package, each of which will be submitted to ADNR for final approval and issuance of the dam safety certificates. This program consists of geotechnical core drilling, test pits, overburden drilling, packer tests, hydrogeologic test well installation and pumping tests, and geophysical surveys. Safety training and camp preparations were completed in the third quarter. Due to wildfires that affected the project area, the program was temporarily suspended in July for a period of five weeks, as all personnel were safely moved as a precautionary measure and to accommodate firefighting operations. There was no damage to Donlin Gold structures and equipment and the camp reopened in September.

ADNR’s Division of Mining, Land, and Water (DMLW) issued the easement land leases, land use permits, and material site authorizations for the proposed transportation facilities, and easement for the fiber optic cable on State lands on January 2, 2020, following the issuance of the preliminary decisions on January 28, 2019 and the close of the public comment period for these decisions in March 2019. ADNR’s Division of Oil and Gas (DOG), is finalizing the ROW authorizations for the natural gas pipeline, following the issuance of the preliminary decision in March 2019.

In 2018, Earthjustice, on behalf of Orutsararmiut Native Council (ONC), Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the Yukon-Kuskokwim River Alliance, requested an informal review of the State of Alaska’s 401 certification (the “Certification”) by the Director of the Division of Water in the Alaska Department of Environmental Conservation (ADEC). In October 2018, the Director responded to the request by deciding to conduct the informal review and reissued the Certification on April 4, 2019. On April 24, 2019, Earthjustice requested a second informal review of the Certification and the request was granted by ADEC on May 4, 2019. A decision on the second informal review of the Certification is expected by the end of the first quarter of 2020.

The final approvals of the Donlin Gold Reclamation and Closure Plan and final Waste Management Permit were issued on January 18, 2019. On February 7, 2019, Earthjustice on behalf of ONC, Akiak Native Community, Chefornak Traditional Council, Chevak Traditional Council, Chuloonawick Native Village, Native Village of Eek, Kasigluk Traditional Council, Kongiganak Traditional Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Native Village of Nightmute, Sleetmute Traditional Council, Tuluksak Native Community, and Native Village of Tununak, filed an administrative appeal of the Reclamation and Closure Plan Approval. ADNR denied the appeal of the Donlin Gold Reclamation and Closure Plan on December 31, 2019 and affirmed DMLW’S original decision. Additionally, Earthjustice, representing the same tribal entities in the appeal of the Reclamation and Closure Plan Approval, requested an informal review of the Waste Management Permit, which was completed by ADEC’s Division of Water on June 25, 2019 with their original decision upheld and with no further appeal.

Donlin Gold LLC, with support from the project owners (NOVAGOLD and Barrick) are committed to growing strong and collaborative working relationships to preserve traditional lifestyles and support economic development for the benefit of Calista and TKC shareholders (owners of the mineral and surface rights, respectively) and the Yukon-Kuskokwim (Y-K) region.  Donlin Gold LLC and our Native Corporation partners held more than 200 engagement meetings in 2019 with individual stakeholders and community organizations and remained actively engaged in environmental sustainability projects in the Y-K region.

NOVAGOLD and Barrick continue to study ways to improve the project’s value and to reduce initial capital outlays through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for future financing of some capital-intensive infrastructure. To date, these additional studies have identified key areas that have the potential to add value and maximize the future opportunity and longevity of the project. In 2020, Donlin Gold LLC has envisioned a drilling program in the resource area to follow-up on recent drilling and technical work. NOVAGOLD and Barrick will take all this work into account before reaching a construction decision and will advance the Donlin Gold project in a financially-disciplined manner with a strong focus on environmental stewardship and social responsibility.

NOVAGOLD RESOURCES INC.

The Donlin Gold LLC board must approve a construction program and budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold LLC board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions, among other factors, will affect the timing of and whether to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold LLC.

For further information, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Reclamation

We will generally be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. In addition, financial assurance acceptable to the regulatory authority with jurisdiction over reclamation must be provided in an amount that the authority determines to be sufficient to allow the authority to implement the reclamation plan in the event that the project owners fail to complete the work as provided in the plan.

Government and Environmental Regulations

Our exploration and development activities are subject to various national, state, provincial and local laws and regulations in the United States and Canada, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, disclosure requirements and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and development programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in the United States and Canada. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see section Item 1A, Risk Factors, below.

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

Seasonality

Our business is seasonal as our mineral exploration and development activities take place in southwestern Alaska. Due to the northern climate, work on the Donlin Gold project can be limited due to excessive snow cover and cold temperatures. In general, surface work often is limited to late spring through early fall, although work in some locations is more readily and efficiently completed during the winter months when the ground is frozen.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years:

Year	High	Low	Average
2015	$1,296	$1,049	$1,160
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,271	$1,392
2020 (to January 15)	$1,573	$1,527	$1,554
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

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common shares. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also adversely affect our business, operating results and financial condition. We cannot assure you that we will successfully address these risks and caution that other unknown risks may exist or may arise that may affect our business.

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

None of our mineral properties are in production, we have no history of commercially producing precious metals from our current portfolio of mineral properties, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. None of our mineral properties are currently under construction. The future development of any mineral properties found to be economically feasible will require obtaining permits and financing and the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the need to obtain necessary environmental and other governmental approvals and permits, and the timing and conditions of those approvals and permits;
●	the availability and cost of funds to finance construction and development activities;
●	the timing and cost, which can be considerable, of the construction of mining and processing facilities as well as related infrastructure;
●	potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent development activities;

NOVAGOLD RESOURCES INC.

●	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
●	the availability and cost of skilled labor and mining equipment; and
●	the availability and cost of appropriate smelting and/or refining arrangements.

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

None of our mineral properties have an operating history upon which we can base estimates of future operating costs. Decisions about the development of these and other mineral properties will ultimately be based upon feasibility studies. Feasibility studies derive estimates of cash operating costs based upon, among other things:

●	anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;
●	anticipated recovery rates of gold and other precious metals from the ore;
●	cash operating costs of comparable facilities and equipment; and
●	anticipated climatic conditions.

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

Our profitability and long-term viability will depend, in large part, upon the market price of gold that may be produced from our Donlin Gold project. The market price of gold is volatile and is impacted by numerous factors beyond our control, including:

●	global or regional consumption patterns;
●	expectations with respect to the rate of inflation;
●	the relative strength of the U.S. dollar and certain other currencies;
●	interest rates;
●	global or regional political or economic conditions, including interest rates and currency values;
●	supply and demand for jewelry and industrial products containing gold; and
●	sales or purchases by central banks and other holders, speculators and producers of gold in response to any of the above factors.

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

NOVAGOLD RESOURCES INC.

A worsening of gold prices or tightening of credit in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our ability to finance development and construction of the Donlin Gold project. Specifically:

●	global economic conditions could make other investment sectors more attractive, thereby affecting the cost and availability of financing to us and our ability to achieve our business plan;
●

the imposition of protectionist or retaliatory trade tariffs by countries may impact our ability to import materials needed to construct our projects or conduct our operations, or to export our products, at prices that are economically feasible for our operations, or at all;

●	the volatility of metal prices would impact the economic viability of our mineral properties and any future revenues, profits, losses and cash flow;
●	negative economic pressures could adversely impact demand for future production from our mineral properties;
●	construction related costs could increase and adversely affect the economics of our projects;
●	volatile energy, commodity and consumables prices and currency exchange rates would impact our future production costs; and
●	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

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

There is an increasing level of public concern relating to the effect of mining production on its surroundings, communities and environment. Local communities and non-governmental organizations (NGOs), some of which oppose resource development, are often vocal critics of the mining industry. While we seek to operate in a socially responsible manner, opposition to extractive industries or our operations specifically or adverse publicity generated by local communities or NGOs related to extractive industries, or our operations specifically, could have an adverse effect on our reputation and financial condition or our relationships with the communities in which we operate. As a result of such opposition or adverse publicity, we may be unable to obtain permits necessary for our operations or to continue our operations as planned or at all. See “Recent Developments – Donlin Gold Project” above.

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

Unless otherwise indicated, mineralization figures presented in this Annual Report on Form 10-K and in our other filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by our personnel and independent professionals. These estimates use mining terms as defined in accordance with Canadian NI 43-101 and CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the SEC Industry Guide 7. For further information, see Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves above. In addition, these estimates are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. There can be no assurance that:

●	these estimates will be accurate;
●	mineral reserve, mineral resource or other mineralization figures will be accurate; or
●	this mineralization could be mined, processed, or sold profitably.

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

NOVAGOLD RESOURCES INC.

Lack of infrastructure could delay or prevent us from developing advanced projects.

Completion of the development of the Donlin Gold project is subject to various requirements, including the availability and timing of acceptable arrangements for power, water, transportation, access and facilities. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development of the project. There can be no assurance that adequate infrastructure, including access and power supply, will be built, that it will be built in a timely manner or that the cost of such infrastructure will be reasonable or that it will be sufficient to satisfy the requirements of the project. If adequate infrastructure is not available in a timely manner, there can be no assurance that:

●	the development of the Donlin Gold project will be commenced or completed on a timely basis, if at all;
●	the resulting operations will achieve the anticipated production volume; or
●	the construction costs and ongoing operating costs associated with the development of the Donlin Gold project will not be higher than anticipated.

Access to the Donlin Gold project is limited and there is no infrastructure that serves the project area. An approximately 500-kilometer-long natural gas pipeline is needed to supply fuel to the proposed generating plant to provide power for the Donlin Gold project. The proposed pipeline would traverse generally undeveloped areas in Alaska that are difficult to access. Transportation of most of the supplies needed to construct and operate the Donlin Gold project would be accomplished by barging materials on the Kuskokwim River during the annual shipping season which typically occurs from late April to mid-October. Two ports would be needed on the Kuskokwim River, the first located in Bethel, Alaska, where ocean barges would transition materials to river barges; and the second located approximately 200 miles upriver from Bethel. A 30-mile access road from the upriver port to the project site is needed to deliver the materials. Additionally, a 5,000-foot long airstrip would be built to provide year-round access to the project. Terrain, geologic conditions, ground conditions, steep slopes, river levels, ice breakup, weather, climate change impacts and other natural conditions that are beyond our control along the pipeline and transportation routes present design, permitting, construction, and operational challenges for the project. Cost and schedule estimates may increase significantly as more detailed engineering work, geotechnical and geological studies are completed.

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

Mining involves various types of risks, including:

●	environmental hazards;
●	industrial accidents;
●	metallurgical and other processing problems;
●	unusual or unexpected geologic formations and conditions;
●	structural cave-ins or slides;
●	flooding;
●	fires;
●	power outages;
●	labor disruptions;
●	explosions;
●	landslides and avalanches;
●	mechanical equipment and facility performance problems;
●	availability of materials and equipment;
●	metals losses; and
●	periodic interruptions due to inclement or hazardous weather conditions.

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

NOVAGOLD RESOURCES INC.

Exploration, construction and production activities may be limited or delayed by inclement weather and shortened exploration, construction and operating seasons. For example, Donlin Gold proposes to transport the bulk of the supplies required to operate the Donlin Gold project to the site from ports in the United States and Canada. This would require the supplies to be transported by barge on the Kuskokwim River which is free of ice and open for barge traffic for a limited period each year. Delays in the ice breakup or early freeze-up, low flow levels and water depths, or other conditions affecting the Kuskokwim River could delay or prevent Donlin Gold from transporting supplies to the site. Any such interference with the delivery of needed supplies to the Donlin Gold project could adversely affect the construction or operation of the project and/or the costs associated with these activities which, in turn, would adversely affect our business.

We are subject to significant governmental regulation.

Our operations, exploration and development activities in the United States, are subject to extensive federal, state and local laws and regulations governing various matters, including:

●	environmental protection;
●	management and use of toxic substances and explosives;
●	management of tailings and other wastes generated by our operations;
●	management of natural resources;
●	exploration and development of mines, production and post-closure reclamation;
●	exports;
●	price controls;
●	taxation and mining royalties;
●	regulations concerning business dealings with native groups;
●	availability and use of water resources;
●	labor standards and occupational health and safety, including mine safety; and
●	preservation of historic and cultural resources.

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

NOVAGOLD RESOURCES INC.

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

Electrum Strategic Resources L.P. (“Electrum”) and its affiliate GRAT Holdings LLC hold in the aggregate 25.76% of our issued and outstanding common shares as of January 15, 2020. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the board of directors (the “Board”) and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. Electrum designated Igor Levental, President of The Electrum Group LLC, an investment advisor that manages Electrum’s investments, as its observer at our Board meetings. In July 2010, Mr. Levental was appointed to our Board. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman and Chief Executive Officer of The Electrum Group LLC. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

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

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance. Reclamation may include requirements to:

●	treat ground and surface water to applicable water standards;
●	control dispersion of potentially deleterious effluents;
●	reasonably re-establish pre-disturbance land forms and vegetation; and
●	provide adequate financial assurance to ensure required reclamation of land affected by our activities.

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

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our cash equivalents and term deposit investments are held through large Canadian chartered banks with high investment-grade ratings. These investments mature at various dates over the current operating period. A portion of the proceeds from the sale of our Galore Creek assets include notes receivable from a subsidiary of Newmont, a publicly-traded company with investment-grade credit ratings. The notes receivable include a $75 million note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021 and a $25 million note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. An additional $75 million will be receivable if and when a Galore Creek project construction plan is approved by the owner(s). No value was assigned to the final $75 million contingent note receivable due to the uncertainty with regards to the approval of a Galore Creek project construction plan. The carrying amount of financial assets recorded in the financial statements, net of any allowances for losses, represents our maximum exposure to credit risk.

NOVAGOLD RESOURCES INC.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We manage liquidity risk through the management of our capital structure and financial leverage. Accounts payable and accrued liabilities are due within one year from the balance sheet date.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2019, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $1 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Donlin Gold Project, Alaska, below.

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

The Company is dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

The Company’s information technology systems used in its operations are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or machines and equipment, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, the corruption of data or the disabling, misuse or malfunction of machines and equipment. Various measures have been implemented to manage the Company’s risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information or operational technology disruptions, the Company could potentially be subject to the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, financial condition or results of operations.

The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage the risks related to the system implementation and modification, but system modification failures could have a material adverse effect on the Company’s business, financial position and results of operations.

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

Acquiring, holding or disposing of our securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K. In particular, potential investors that are U.S. taxpayers should be aware that we may be considered a “passive foreign investment company” under Section 1297(a) of the U.S. Internal Revenue Code (a PFIC). We believe that we were not a PFIC for our tax year ended November 30, 2019 but may become a PFIC for future tax years. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, a U.S. taxpayer will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

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

Alternatively, a U.S. taxpayer that makes a timely “QEF election” generally will be subject to U.S. federal income tax on such U.S. taxpayer’s pro rata share of our “net capital gain” and “ordinary earnings” (calculated under U.S. federal income tax rules), regardless of whether such amounts are actually distributed by us. U.S. taxpayers should be aware that there can be no assurance that we will satisfy record-keeping requirements or that we will supply U.S. taxpayers with required information under the QEF rules in the event that we are a PFIC and a U.S. taxpayer wishes to make a QEF election. As a second alternative, a U.S. taxpayer may make a “mark-to-market election” if we are a PFIC and the common shares are marketable stock. A U.S. taxpayer that makes a mark-to-market election generally will include in gross income, for each taxable year in which we are a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the common shares as of the close of such taxable year over (b) such U.S. taxpayer’s tax basis in such common shares.

NOVAGOLD RESOURCES INC.

Investors should consult their own tax advisors as to the tax consequences of an investment in our securities.

Global climate change is an international concern and could impact our ability to conduct future operations.

Global climate change is an international issue and receives an enormous amount of publicity. We would expect that the imposition of international treaties or U.S. or Canadian federal, state, provincial, or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gasses could affect the feasibility of mining projects and increase operating costs.

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

Extreme weather events (such as increased frequency or intensity of storms, increased snowpack, prolonged drought and associated\ fire danger) have the potential to disrupt operations at our projects. Where appropriate the Donlin Gold project has developed contingency plans for managing extreme weather conditions; however, extended disruptions to supply lines due to extreme weather could result in interruption of activities at the project site, delay or increase the cost of construction of the project, or otherwise adversely affect our business.

Item 1B.	Unresolved Staff Comments

None.

NOVAGOLD RESOURCES INC.

Item 2.	Properties

The following descriptions summarize selected information about our 50% interest in the Donlin Gold project located in Alaska, USA. The Donlin Gold project is without known reserves, as defined under SEC Industry Guide 7. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for the Donlin Gold project is based on “Donlin Creek Gold Project Alaska, USA, NI 43-101 Technical Report on Second Updated Feasibility Study” (“Donlin Gold FS”) for the Donlin Gold project in southwestern Alaska, USA, prepared by AMEC Americas Limited, now known as Wood Canada Limited (Wood), effective date November 18, 2011 and amended and filed on January 20, 2012. The Donlin Gold FS has been filed with the securities regulatory authorities in each province of Canada and with the SEC. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the Donlin Gold FS which is available for review on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

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

We entered into the limited liability company agreement with Barrick (“LLC Agreement”) dated December 1, 2007 which provided for the creation of Donlin Gold, which is jointly owned by us and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, we agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. As of November 30, 2019, the promissory note, including accrued interest, amounted to approximately $103.8 million. Funding for the project is currently shared by both parties on a 50/50 basis.

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

Permits

Donlin Gold obtained the necessary permits and certifications that allowed for the exploration, associated feasibility study test work, environmental monitoring and Environmental Impact Study (EIS) baseline data collection efforts. The current status of these permits is in line with the termination of the baseline data collection effort, temporary closure of the camp in May 2015, the seasonal reopening of the site for a drill program from July to November 2017, and the latest multi-year geotechnical drill program which commenced in mid-2019 for the issuance of the dam safety certifications. The active permits include: Alaska Department of Natural Resources (ADNR) temporary use of water; ADNR Application for Permit to Mine in Alaska approval for the ongoing drill program), the U.S. Army Corps of Engineering (individual 404 and nationwide 26); Alaska Department of Environmental Conservation (septic system, multisector stormwater general permit – sector G, owners requested limit [air]); and Federal Aviation Administration (Landing Area). Other permits were either put on hold, closed, or allowed to expire.

On August 7, 2012, we announced that Donlin Gold commenced permitting of the project by submitting a draft Plan of Operations and Section 404 Clean Water Act (CWA) draft permit application to federal and state regulators. The Section 404 permit application initiated the environmental review process under the National Environmental Policy Act (NEPA) which involves preparation of an EIS. The Corps selected AECOM, formerly URS, an independent contractor, to prepare the EIS. The Notice of Intent for the EIS was published in the Federal Register on December 14, 2012 and the NEPA public scoping process was completed on March 29, 2013. During the remainder of 2013 and through 2014 and 2015, Donlin Gold worked to address the remaining data needs for the draft EIS. Donlin Gold also continued to provide application materials and maintained ongoing dialogue with the key permitting agencies. The Corps addressed the cooperating agency comments on the preliminary draft and filed the Notice of Availability for public release of the draft EIS in the Federal Register in November 2015. Subsequent to the filing of the draft EIS, the Corps issued a schedule for public meetings on the Donlin Gold draft EIS in the Y-K region and Anchorage, Alaska. The Corps conducted, and at the end of May 2016 completed, a six-month public comment period for the draft EIS, including 17 public comment meetings in communities across the Y-K region and in Anchorage. The Corps received comments from federal and state agencies, local and tribal governments, Alaska Native organizations, businesses, special interest groups/NGOs, and individuals.

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

Several major State of Alaska permits were also issued and advanced during 2018 and 2019. After a public notice and comment period, the State of Alaska issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the State’s water quality standards. The Alaska Pollutant Discharge Elimination System (APDES) water discharge permit was issued on May 24, 2018 and with no appeal, became effective on July 1, 2018. The State of Alaska Department of Fish and Game issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. In October 2018, the State of Alaska Department of Environmental Conservation approved an extension of the date by which construction of the Donlin Gold project as authorized by the Prevention of Significant Deterioration air quality permit must begin until June 30, 2020. We intend to seek a further extension of this permit in the first half of 2020. On July 9, 2018, the State issued a 30-day public notice for proposed approval of the Donlin Gold Reclamation and Closure Plan. The public notice period was subsequently extended to 60 days until September 6, 2018, with a public hearing held on August 27, 2018, in Bethel. The draft Waste Management Permit was issued for public comment in the first quarter of 2018. The final approvals of the Donlin Gold Reclamation and Closure Plan and final Waste Management Permit were issued on January 18, 2019.

On February 7, 2019, Earthjustice requested, and ADEC subsequently granted a request for informal review of the Waste Management Permit issuance. ADEC completed this review and affirmed its decision to issue this permit on July 25, 2019. There were no further appeals of the Waste Management Permit. On February 7, 2019, Earthjustice also appealed the Reclamation and Closure Plan approval. On December 31, 2019, ADNR after careful review, denied the appeal and affirmed the Division of Mining, Land and Water (DMLW)’s decision to approve the Reclamation and Closure Plan.

NOVAGOLD RESOURCES INC.

ADNR’s DMLW issued the easement, land leases, land use permits, and material site authorizations for the proposed transportation facilities, and easement for the fiber optic cable on State lands on January 2, 2020, following the issuance of the preliminary decisions on January 28, 2019 and the close of the public comment period for these decisions in March 2019. The public comment period for the State Right-of-Way authorization for the natural gas pipeline began on January 28, 2019 and ended March 22, 2019, with final approvals expected in the first quarter of 2020. The Alaska Dam Safety certificates require additional fieldwork and more detailed engineering which commenced in 2019 and require a multi-year commitment.

During 2018, a group called the Yukon-Kuskokwim River Alliance (YKRA) was formed to protect salmon habitat in the Yukon-Kuskokwim Delta. To date, this organization along with the Association of Village Council Presidents and 13 of the 56 village councils in the Calista Region (Native Village of Kasigluk, Orutsararmiut Native Council (ONC), Native Village of Eek, Tuluksak Native Community, Tununak Council, Native Village of Nunapitchuk, Chuloonawick Tribal Council, Native Village of Kwigillingok, Native Village of Kongiganak, Chefornak Traditional Council, Chevak Native Village, Native Village of Napakiak and Quinhagak) have adopted resolutions opposing development of the Donlin Gold project. Earthjustice, on behalf of ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and YKRA, requested an informal review of the State of Alaska’s 401 certification by the Commissioner of the Alaska Department of Environmental Conservation. The review request was granted, and a decision is expected in the first quarter of 2020. YKRA and ONC also requested that the Alaska Department of Fish and Game reconsider the issuance of the Title 16 Fish Habitat permits. The Commissioner of the Department of Fish and Game explained the Department’s evaluation of and basis for the decision to issue the permits and declined the request for reconsideration.

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

NOVAGOLD RESOURCES INC.

Exploration History

Approximately 1,880 exploration and development drill holes, totaling 415,820 meters, have been completed from 1988 through 2019. Approximately 1,396 holes, totaling 339,733 meters, supported the resource model used in the Donlin Gold FS. The remaining holes were either drilled after the completion of the Donlin Gold FS (2017 drill program) or were utilized for other purposes, such as district exploration, carbonate resource, facilities condemnation, hydrology, and infrastructure engineering.

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

1993	Teck Exploration Ltd.	D-9 Cat trenching (1,400 meters) and two 500-meter soil lines in Lewis area. Petrographic, fluid inclusion, and metallurgical work.	Identified new mineralized areas, updated Mineral resource estimate.
1995 to 2000	Placer Dome	87,383 meters of core, 11,909 meters of RC drilling and 8,493 meters of trenching. Environmental monitoring and assessment.	Drilled the American Creek magnetic anomaly (ACMA), discovered the ACMA deposit. Numerous mineral resource estimation iterations.
2001 to 2002	NOVAGOLD	46,495 meters of core, 38,022 meters of RC drilling, 89.5 meters of geotechnical drilling, and 268 meters of water monitoring holes.	Filed a preliminary assessment report on the project. Updated resource estimate.
2003 to 2005	Donlin Gold Joint Venture	25,448 meters of core and 5,979 meters of RC drilling. Calcium carbonate exploration drilling; IP lines for facility condemnation studies.	Infill drilled throughout the resource area. Discovered a calcium carbonate resource. Poor quality IP data.

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
2006	Donlin Gold Joint Venture	92,804 meters of core drilling to support mineral resource classification conversion, slope stability, metallurgy, waste rock, carbonate exploration, facilities and port road studies.	Geological model and mineral resource update.
2007	Donlin Gold Joint Venture	Core drilling totaled 75,257 meters and included resource delineation, geotechnical and engineering, and carbonate exploration. 13 RC holes for monitor wells and pit pump tests totaled 1,043 meters.	Improved pit slope parameters, positive hydrogeological results. Carbonate exploration was negative. Updated mineral resource estimate. Completed feasibility study with positive results.
2008	Donlin Gold LLC

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

Pit slope stability of new pit design remained acceptable. Construction suitability of surficial materials in TSF is evaluated.
2017	Donlin Gold LLC	16 core holes totaling 7,040 meters to test targeted mineralized zones, collect structural data related to mineralization, and collect geotechnical data.
2019	Donlin Gold LLC	30 geotechnical core holes totaling 1,060 meters were drilled as part of a site investigation program in support of detailed dam design.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

Metallurgy

Sufficient metallurgical test work was completed under the direction of Barrick personnel to support the Donlin Gold FS. Gold is mainly carried by arsenopyrite. Variation is observed in processing behavior between intrusive rocks and sedimentary rocks, but less so between the geographical sources.

Process testing generated development of the following conceptual flowsheet:

●	conventional crushing and grinding;
●	concentration by flotation;
●	pressure oxidation of the concentrate in an autoclave;
●	carbon-in-leach (“CIL”) cyanidation of the oxidized concentrate;
●	carbon strip and regeneration circuits;
●	gold electrowinning; and
●	refining and production of doré bars.

This processing concept incorporates proven commercial unit operations.

Reserve and Resource Estimate

The mineral reserves for the Donlin Gold project were classified using criteria appropriate under the CIM Definition Standards with an effective date of July 11, 2011. We have no known reserves under SEC Industry Guide 7. The mineral reserves are summarized in the table below.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

Water

Water requirements for the proposed project have been summarized in a Water Resources Management Plan, which has been subject to review by state and federal agencies. Water primarily will be sourced from the two drainages (American and Anaconda Creeks) within the mine footprint and pit dewatering. In some years, the water supply from these sources may not be able to meet the makeup water requirements for the plant. In these circumstances, additional water will be obtained primarily from a reservoir in Snow Gulch.

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

Taxation

The Donlin Gold FS contemplates that the following taxes may be levied on the project:

●	Federal income tax – the greater of the U.S. regular tax of 35% or alternative minimum tax of 20%.
●	Alaska state income tax – 9.4% of net income or alternative minimum tax of 18% of federal alternative minimum tax.
●	Alaska state mining license tax – 7% of taxable mining income, less depletion. There is a 3.5-year tax holiday on the mining license tax.

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

●

For discounted cash flow (or NPV) purposes, the model is based from Year -5 (January 1, 2014 per the Donlin Gold FS). Estimates were prepared for all the individual elements of cash revenue and cash expenditures for ongoing operations.

●

Estimated cash flows from revenue are based on a gold price of $1,200 per ounce as provided by Donlin Gold. The pit has been optimized at a gold price of $975 per ounce, which was the guidance in effect at the time the pit optimization work was completed.

●	Gold recovery is estimated to average 89.8% over the LOM based on work and testing performed for feasibility study and feasibility study update purposes.
●

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

●

The current hydrometallurgical process selection renders any contained silver into a greater refractory state, which provides less than 10% silver recovery through standard metal leaching. As a consequence, no silver credit was applied to the project.

●

Assets will be sold over the course of the mine life, when they are no longer required for project-based work, as well as at the end of the mine life. Total recovered value from these sales is estimated at approximately $23.0 million.

●	Reclamation and closure costs were estimated at $273.7 million to be funded over the construction and operating period to fund closure and post-closure activities.
●	Inventory is included in the financial model as cash outflows in the year before start-up of operations.

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

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (MSHA). During the fiscal year ended November 30, 2019, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold LLC is the operator of the Donlin Gold project. Donlin Gold LLC is not a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control Donlin Gold LLC.

NOVAGOLD RESOURCES INC.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the New York Stock Exchange (NYSE American) and on the Toronto Stock Exchange (TSX) under the symbol “NG.” On January 15, 2020, there were 603 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. We believe that more than half of our common shares are beneficially owned by investors in the United States.

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

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of common shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our common shares or other securities, in particular, the tax consequences if the Company is or becomes a “passive foreign investment company” (commonly known as a “PFIC”) within the meaning of Section 1297 of the United States Internal Revenue Code. For further information, see section Item 1A, Risk Factors - Acquiring, holding or disposing of NOVAGOLD’s securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Annual Report on Form 10-K and, in particular, potential investors should be aware that NOVAGOLD does not believe it is a “passive foreign investment company” under the U.S. Internal Revenue Code for the year ended November 30, 2019, but if it is or becomes a passive foreign investment company, there may be tax consequences for investors in the United States.

Unregistered Sales of Equity Securities

None.

NOVAGOLD RESOURCES INC.

Repurchase of Securities

None.

Item 6.     Selected Financial Data

The selected financial data set forth in the table below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and the Notes thereto.

	Years ended November 30,
($ thousands, except per share)	2019	2018	2017	2016	2015
Loss from operations	$(26,812)	$(27,291)	$(32,021)	$(28,998)	$(31,304)

Net loss from continuing operations	$(27,761)	$(31,466)	$(36,915)	$(32,697)	$(31,560)
Net loss from discontinued operations	—	(81,299)	(2,101)	(1,149)	(392)
Net loss	$(27,761)	$(112,765)	$(39,016)	$(33,846)	$(31,952)

Net loss per common share – basic and diluted
Continuing operations	$(0.09)	$(0.10)	$(0.11)	$(0.10)	$(0.10)
Discontinued operations	—	(0.25)	(0.01)	(0.01)	—
	$(0.09)	$(0.35)	$(0.12)	$(0.11)	$(0.10)

	At November 30,
	2019	2018	2017	2016	2015
Total assets	$245,835	$260,929	$398,661	$408,261	$433,584
Long-term liabilities	$104,538	$96,581	$111,210	$104,947	$100,771
Shareholders’ equity	$137,954	$160,668	$284,029	$300,263	$329,296

NOVAGOLD RESOURCES INC.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended November 30, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. For a discussion of the years ended November 30, 2018 and 2017, see section Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Registrant’s Annual Report on Form 10-K for the year ended November 30, 2018, filed with the Securities and Exchange Commission on January 23, 2019.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.

In 2019, we successfully delivered on the key goals established at the beginning of the year. Highlights of our accomplishments include:

Advancement of the Donlin Gold project

Donlin Gold LLC continues to support the Alaska Department of Natural Resources (ADNR) to advance permits and certificates for the project.

ADNR’s approval of the Alaska Dam Safety certificates for the tailings storage facility and water retention and diversion structures requires a thorough multi-year stepwise process to deliver a final construction package to ADNR.  During July 2019, Donlin Gold commenced a site investigation program in support of advancement of dam engineering from a feasibility level to a final construction package. The site investigation information will support a preliminary design package, detailed design package and ultimately the final construction package, each of which will be submitted to ADNR for final approval and issuance of the dam safety certificates. This program consists of geotechnical core drilling, test pits, overburden drilling, packer tests, hydrogeologic test well installation and pumping tests, and geophysical surveys. Safety training and camp preparations were completed in the third quarter. Due to wildfires that affected the project area, the program was temporarily suspended in July for a period of five weeks, as all personnel were safely moved as a precautionary measure and to accommodate firefighting operations. There was no damage to Donlin Gold structures and equipment and the camp reopened in September.

ADNR’s Division of Mining, Land, and Water (DMLW) issued the easement land leases, land use permits, and material site authorizations for the proposed transportation facilities, and easement for the fiber optic cable on State lands on January 2, 2020, following the issuance of the preliminary decisions on January 28, 2019 and the close of the public comment period for these decisions in March 2019. ADNR’s Division of Oil and Gas (DOG), is finalizing the ROW authorizations for the natural gas pipeline, following the issuance of the preliminary decision in March 2019.

In 2018, Earthjustice, on behalf of Orutsararmiut Native Council (ONC), Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the Yukon-Kuskokwim River Alliance, requested an informal review of the State of Alaska’s 401 certification (the “Certification”) by the Director of the Division of Water in the Alaska Department of Environmental Conservation (ADEC). In October 2018, the Director responded to the request by deciding to conduct the informal review and reissued the Certification on April 4, 2019.  On April 24, 2019, Earthjustice requested a second informal review of the Certification and the request was granted by ADEC on May 4, 2019.  A decision on the second informal review of the Certification is expected by the end of the first quarter of 2020.

The final approvals of the Donlin Gold Reclamation and Closure Plan and final Waste Management Permit were issued on January 18, 2019. On February 7, 2019, Earthjustice, on behalf of ONC, Akiak Native Community, Chefornak Traditional Council, Chevak Traditional Council, Chuloonawick Native Village, Native Village of Eek, Kasigluk Traditional Council, Kongiganak Traditional Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Native Village of Nightmute, Sleetmute Traditional Council, Tuluksak Native Community, and Native Village of Tununak, filed an administrative appeal of the Reclamation and Closure Plan Approval. ADNR denied the appeal of the Donlin Gold Reclamation and Closure Plan on December 31, 2019 and affirmed DMLW’s original decision. Additionally, Earthjustice, representing the same tribal entities in the appeal of the Reclamation and Closure Plan Approval, requested an informal review of the Waste Management Permit, which was completed by ADEC’s Division of Water on June 25, 2019 with their original decision upheld and with no further appeal.

NOVAGOLD RESOURCES INC.

Donlin Gold LLC, with support from the project owners (NOVAGOLD and Barrick) are committed to growing strong and collaborative working relationships to preserve traditional lifestyles and support economic development for the benefit of Calista and TKC shareholders (owners of the mineral and surface rights, respectively) and the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC and our Native Corporation partners held more than 200 engagement meetings in 2019 with individual stakeholders and community organizations and remained actively engaged in environmental sustainability projects in the Y-K region.

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

NOVAGOLD and Barrick continue to study ways to improve the project’s value and to reduce initial capital outlays through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for future financing of some capital-intensive infrastructure. To date, these additional studies have identified key areas that have the potential to add value and maximize the future opportunity and longevity of the project. In 2020, Donlin Gold LLC has envisioned a drilling program in the resource area to follow-up on recent drilling and technical work. NOVAGOLD and Barrick will take all this work into account before reaching a construction decision and will advance the Donlin Gold project in a financially-disciplined manner with a strong focus on environmental stewardship and social responsibility.

Our share of funding for the Donlin Gold project in 2019 was $11.1 million for geotechnical fieldwork, permitting and community engagement efforts. Our share of the 2020 work program and budget totals $20 million, including $11 million for the drilling program and $9 million for permitting and community engagement to continue to advance the project.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Maintained our strong financial position

Cash and term deposits decreased by $18.5 million in 2019 and totaled $148.5 million at November 30, 2019.

Outlook

Our goals for 2020 include:

●	Advance the Donlin Gold project toward a construction/production decision.

●	Maintain a healthy balance sheet.

●	Maintain an effective corporate social responsibility program.

We do not currently generate operating cash flows. At November 30, 2019, we had cash and cash equivalents of $67.5 million and term deposits of $81.0 million. At present, we believe that these balances are sufficient to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs. Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors - Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing, above.

In 2020, we expect to spend approximately $31 million, including $20 million to fund our share of expenditures at the Donlin Gold project and $11 million for general and administrative costs.

NOVAGOLD RESOURCES INC.

Summary of Consolidated Financial Performance

	Years ended November 30,
($ thousands, except per share)	2019	2018	2017
General and administrative	$(16,321)	$(18,493)	$(20,802)
Equity loss - Donlin Gold	(10,491)	(8,798)	(11,219)
Loss from operations	(26,812)	$(27,291)	$(32,021)

Net loss from continuing operations	(27,761)	$(31,466)	$(36,915)
Net loss from discontinued operations, net of tax	—	(81,299)	(2,101)
Net loss	$(27,761)	$(112,765)	$(39,016)

Net loss per common share – basic and diluted
Continuing operations	$(0.09)	$(0.10)	$(0.11)
Discontinued operations	—	(0.25)	(0.01)
	$(0.09)	$(0.35)	$(0.12)

Results of Continuing Operations

General and administrative expense decreased from $18.5 million in 2018 to $16.3 million in 2019 primarily due to lower share-based compensation costs for stock options and performance share units (PSUs) compared to the prior year and lower salaries and benefits. The Company extended the vesting period for new stock option and PSU grants issued beginning in 2018 from two to three years and eliminated the individual performance multiplier in the formula for long-term equity compensation, which had the potential to increase long-term equity incentive grants above the target amount.

Equity loss – Donlin Gold increased from $8.8 million in 2018 to $10.5 million in 2019 due to the commencement of fieldwork to support the design packages needed to advance Alaska Dam Safety certification applications, partially offset by a reduction in permitting activities.

Net loss from continuing operations decreased from $31.5 million ($0.10 per share) in 2018 to $27.8 million ($0.09 per share) in 2019, primarily due to lower general and administrative costs, higher interest income and accretion of notes receivable, partially offset by increased costs at Donlin Gold and interest expense on the promissory note payable to Barrick.

Results of Discontinued Operations

Net loss from discontinued operations, net of tax of $81.3 million ($0.25 per share) in 2018 resulted primarily from the loss on the sale of Galore Creek, net of tax.

Liquidity, Capital Resources and Capital Requirements

	At November 30,
($ thousands)	2019	2018	Change
Cash and cash equivalents	$67,549	$21,004	$46,545
Term deposits	81,000	146,000	(65,000)
	$148,549	$167,004	$(18,455)

The U.S. dollar denominated term deposits are held at Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

NOVAGOLD RESOURCES INC.

The net changes in total Cash and cash equivalents and Term deposits resulted from:

	Years ended November 30,
($ thousands)	2019	2018	2017
Continuing operations
Operating activities	$(6,127)	$(10,392)	$(8,077)
Funding of Donlin Gold	(11,122)	(8,907)	(11,368)
Withholding tax on share-based compensation	(1,197)	—	(196)
Other	(9)	(99)	124
	(18,455)	(19,398)	(19,517)
Discontinued operation
Galore Creek	—	102,448	(1,803)
	$(18,455)	$83,050	$(21,320)

Net cash used in operating activities decreased by $4.3 million, primarily due to higher interest income and lower salaries and benefits. Funding of Donlin Gold increased by $2.2 million due to the commencement of geotechnical fieldwork, partially offset by lower permitting costs. Withholding taxes were paid on vested performance share units in the first quarter of 2019. No performance share units vested in 2018.

Net cash provided from discontinued operations of $102.4 million in 2018 included the receipt of $99.3 million in net cash proceeds on the sale of Galore Creek and $4.6 million of refunded cash deposits for Galore Creek reclamation bonding, partially offset by $1.5 million of Galore Creek project funding prior to the sale.

Total Donlin Gold funding of $11.1 million was $1.9 million lower than our original outlook of $13 million primarily due to the temporary suspension of geotechnical fieldwork as a result of summer wildfires in the project area. General and administrative spending of $10.1 million was lower than our original outlook of $11 million due to lower salaries and benefits.

We have sufficient working capital available for the next twelve-month period to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs.

Contractual Obligations

Our contractual obligations as of November 30, 2019 were as follows:

($ thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Remediation	$182	$182	$—	$—	$—
Office and equipment leases	1,301	302	682	294	23
Promissory note	103,787	—	—	—	103,787
	$105,270	$484	$682	$294	$103,810

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Outstanding share data

As of January 15, 2020, the Company had 328,330,519 common shares issued and outstanding. Also as of January 15, 2020, the Company had: i) a total of 13,564,882 stock options outstanding; 9,069,250 of those stock options with a weighted-average exercise price of $4.51 and the remaining 4,495,632 with a weighted-average exercise price of C$5.31; and ii) 1,684,000 PSUs and 264,588 deferred share units (DSUs) outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 16,355,470 common shares.

Related party transactions

The Company provided technical services to Donlin Gold LLC for $nil in 2019, $658,000 in 2018 and $nil in 2017.

NOVAGOLD RESOURCES INC.

As of November 30, 2019, the Company has accounts receivable from Donlin Gold LLC of $nil (November 30, 2018: $247,000) included in other current assets.

Fourth quarter results

During the fourth quarter of 2019, we incurred a net loss of $7.9 million compared to a net loss of $6.3 million for the comparable period in 2018. The increase in net loss primarily resulted from Donlin Gold fieldwork to support the design packages needed to advance the application for Alaska Dam Safety certifications.

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

Contingent note receivable

As a portion of the proceeds on the sale of Galore Creek to Newmont, the Company received a contingent note for $75,000 receivable upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale and the assessment did not change as of November 30, 2019. The contingent note will be recognized only when, in management’s judgement, payment is probable, and the amount recorded will not reverse in future periods.

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

Share-based compensation

We grant share-based compensation awards in exchange for employee services, including a stock option plan and a PSU plan. The fair value of awards granted under the plans are recognized in the Consolidated Statements of Loss over the related service period. The fair values of stock options are estimated at the time of each grant using a Black‐Scholes option pricing model, and the fair values of PSUs are measured at each grant date using a Monte Carlo valuation model. The fair value estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance and the Company’s performance in relation to its peers.

NOVAGOLD RESOURCES INC.

We grant members of our board of directors DSUs whereby each DSU entitles the directors to receive one common share of the Company when they retire from service with the Company. The fair value of the DSUs is measured at the date of the grant in amounts ranging from 50% to 100% of directors’ annual retainers at the election of the directors. The fair value is recognized in the Consolidated Statements of Loss over the related service period.

As of November 30, 2019, we had $2.2 million of unrecognized compensation cost related to 4.883 million non-vested stock options expected to be recognized and vest over a period of approximately two years. Also, as of November 30, 2019, we had 1.644 million non-vested PSU awards outstanding of which 0.432 million were fully expensed and vested in December 2019 with a multiplier of 150%. The remaining 1.232 million non-vested PSU awards with $2.5 million of unrecognized compensation cost will be expensed and vest over a period of approximately two years.

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

Notes receivable of $75 million upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and $25 million upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023 are due from a subsidiary of Newmont. Newmont is a publicly-traded company with investment-grade credit ratings and has guaranteed the notes receivable.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at November 30, 2019, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1 million in the interest accrued by us per annum.

NOVAGOLD RESOURCES INC.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of NOVAGOLD RESOURCES INC.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. and its subsidiaries (together, the Company) as of November 30, 2019 and 2018, and the related consolidated statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended November 30, 2019, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

NOVAGOLD RESOURCES INC.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition of the contingent note receivable

As described in Notes 2, 4 and 5 to the consolidated financial statements, on July 27, 2018, the Company completed the sale of its 50% interest in the Galore Creek Partnership and its 40% interest in the Copper Canyon mineral property (“the sale”). As part of the consideration for the sale, the Company received a $75 million note (the “contingent note receivable”), which is contingent upon the approval of a Galore Greek construction plan by the owner(s).  The Company has not assigned a value to the contingent note receivable as management determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of November 30, 2019.  The contingent note will be recognized when, in management’s judgment, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

The principal consideration for our determination that performing procedures relating to the recognition of the contingent note receivable is a critical audit matter is that there was judgment made by management when determining if recognition was required, which in turn led to a high degree of subjectivity in performing audit procedures to evaluate management’s assessment as to the probability of whether a construction plan will be approved.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process of assessing the basis for recognizing the contingent note receivable. These procedures also included evaluating how management formulated their judgment as to the likelihood of the owner(s) of the project approving the Galore Greek construction plan. This included considering both publicly available information and the latest annual progress report provided by the owner(s) of the project to the Company under the terms of the sale agreement.

(signed) PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada January 22, 2020

We have served as the Company's auditor since 1984.

NOVAGOLD RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	At November 30,
	2019	2018
ASSETS
Cash and cash equivalents	$67,549	$21,004
Term deposits	81,000	146,000
Other assets (Note 7)	1,790	2,379
Current assets	150,339	169,383
Notes receivable (Note 5)	92,679	89,459
Investment in Donlin Gold (Note 6)	1,840	1,209
Other assets (Note 7)	977	878
Total assets	$245,835	$260,929

LIABILITIES
Accounts payable and accrued liabilities	$880	$710
Accrued payroll and related benefits	2,143	2,545
Income taxes payable	138	223
Other liabilities	182	182
Current liabilities	3,343	3,660
Promissory note (Note 8)	103,787	96,501
Deferred income taxes (Note 12)	751	80
Total liabilities	107,881	100,241

Commitments and contingencies (Note 16)

EQUITY
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 327.6 and 323.2 million shares, respectively	1,965,573	1,954,861
Contributed surplus	82,254	87,987
Accumulated deficit	(1,885,065)	(1,857,682)
Accumulated other comprehensive loss	(24,808)	(24,478)
Total equity	137,954	160,688
Total liabilities and equity	$245,835	$260,929

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang          /s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(US dollars in thousands except per share amounts)

	Years ended November 30,
	2019	2018	2017
Operating expenses:
General and administrative (Note 10)	$16,321	$18,493	$20,802
Equity loss - Donlin Gold (Note 6)	10,491	8,798	11,219
	26,812	27,291	32,021

Loss from operations	(26,812)	(27,291)	(32,021)
Accretion of notes receivable (Note 5)	3,220	1,061	—
Interest expense on promissory note (Note 8)	(7,286)	(6,461)	(5,228)
Other income, net (Note 11)	4,395	1,751	641
Loss before income taxes and other items	(26,483)	(30,940)	(36,608)
Income tax expense (Note 12)	(1,278)	(526)	(307)
Net loss from continuing operations	(27,761)	(31,466)	(36,915)
Net loss from discontinued operations, net of tax (Note 4)	—	(81,299)	(2,101)
Net loss	(27,761)	(112,765)	(39,016)

Other comprehensive income (loss):
Foreign currency translation adjustments	48	(4,062)	12,414
Reclassification of cumulative translation adjustment included in net loss from discontinued operations (Note 4)	—	(13,776)	—
Unrealized holding gain (loss) on marketable securities during period net of $nil, $(128) and $43 tax (recovery) expense, respectively	—	(541)	271
Reclassification adjustment for losses on marketable securities included in net loss from continuing operations (Note 11)	—	76	—
	48	(18,303)	12,685

Comprehensive loss	$(27,713)	$(131,068)	$(26,331)

Net loss per common share – basic and diluted
Continuing operations	$(0.09)	$(0.10)	$(0.11)
Discontinued operations	—	(0.25)	(0.01)
	$(0.09)	$(0.35)	$(0.12)

Weighted average shares outstanding
Basic and diluted (thousands)	325,785	322,487	321,659

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Years ended November 30,
	2019	2018	2017
Operating activities:
Net loss	$(27,761)	$(112,765)	$(39,016)
Adjustments:
Equity loss – Donlin Gold (Note 6)	10,491	8,798	11,219
Interest expense on promissory note (Note 8)	7,286	6,461	5,228
Share-based compensation (Note 13)	6,176	7,727	10,293
Accretion of notes receivable (Note 5)	(3,220)	(1,061)	—
Deferred income tax expense (recovery) (Note 12)	671	80	(43)
Foreign exchange loss (gain)	(20)	171	531
Net loss from discontinued operations, net of tax (Note 4)	—	81,299	2,101
Other operating adjustments	(78)	98	4
Net change in operating assets and liabilities (Note 17)	328	(1,200)	1,606
Net cash used in operating activities of continuing operations	(6,127)	(10,392)	(8,077)

Investing activities:
Proceeds from term deposits	219,000	62,000	151,900
Purchases of term deposits	(154,000)	(152,000)	(132,900)
Funding of Donlin Gold	(11,122)	(8,907)	(11,368)
Other	(17)	(13)	(28)
Net cash provided from (used in) investing activities of continuing operations	53,861	(98,920)	7,604
Net cash provided from (used in) investing activities of discontinued operations (Note 4)	—	102,448	(1,803)
Net cash provided from (used in) investing activities	53,861	3,528	5,801

Financing activities:
Withholding tax on share-based compensation	(1,197)	—	(196)
Net cash used in financing activities of continuing operations	(1,197)	—	(196)

Effect of exchange rate changes on cash and cash equivalents	8	(86)	152
Net change in cash and cash equivalents	46,545	(6,950)	(2,320)
Cash and cash equivalents at beginning of period	21,004	27,954	30,274
Cash and cash equivalents at end of period	$67,549	$21,004	$27,954

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF EQUITY

(US dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity
November 30, 2016	320,016	$1,942,451	$82,573	$(1,705,901)	$(18,860)	$300,263
Share-based compensation	—	—	10,293	—	—	10,293
PSUs settled in shares	1,513	4,000	(4,000)	—	—	—
DSUs settled in shares	28	122	(122)	—	—	—
Stock options exercised	662	5,014	(5,014)	—	—	—
Withholding tax on PSUs	—	—	(196)	—	—	(196)
Net loss	—	—	—	(39,016)	—	(39,016)
Other comprehensive income	—	—	—	—	12,685	12,685
November 30, 2017	322,219	$1,951,587	$83,534	$(1,744,917)	$(6,175)	$284,029
Share-based compensation	—	—	7,727	—	—	7,727
DSUs settled in shares	98	427	(427)	—	—	—
Stock options exercised	906	2,847	(2,847)	—	—	—
Net loss	—	—	—	(112,765)	—	(112,765)
Other comprehensive loss	—	—	—	—	(18,303)	(18,303)
November 30, 2018	323,223	$1,954,861	$87,987	$(1,857,682)	$(24,478)	$160,688
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	378	(378)	—
Share-based compensation	—	—	6,176	—	—	6,176
PSUs settled in shares	438	2,737	(2,737)	—	—	—
DSUs settled in shares	32	120	(120)	—	—	—
Stock options exercised	3,937	7,855	(7,855)	—	—	—
Withholding tax on PSUs	—	—	(1,197)	—	—	(1,197)
Net loss	—	—	—	(27,761)	—	(27,761)
Other comprehensive income	—	—	—	—	48	48
November 30, 2019	327,630	$1,965,573	$82,254	$(1,885,065)	$(24,808)	$137,954

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

The Consolidated Financial Statements include the accounts of NOVAGOLD RESOURCES INC. and its wholly-owned subsidiaries NOVAGOLD U.S. Holdings Inc., NOVAGOLD Resources Alaska Inc., NOVAGOLD USA, Inc., and AGC Resources Inc. All inter-company transactions and balances are eliminated on consolidation.

The Consolidated Financial Statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of the Company’s Consolidated Financial Statements in accordance with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from the amounts recorded in these Consolidated Financial Statements.

References in these Consolidated Financial Statements and Notes to $ refer to United States (US) dollars and C$ to Canadian dollars. Dollar amounts are in thousands, except for per share amounts.

Foreign currency

The functional currency for NOVAGOLD RESOURCES INC. is the Canadian dollar and the functional currency for the Company’s U.S. operations is the U.S. dollar. Therefore, gains and losses on U.S. dollar denominated transactions and the effect of translating U.S. dollar denominated balances of Canadian operations are recorded in net loss. The effects of translating the Company’s Canadian operations from the Canadian dollar to the U.S. dollar are recorded in Other comprehensive income (loss).

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

Discontinued operations

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale. The results of discontinued operations are reported in Net income (loss) from discontinued operations, net of tax in the accompanying Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

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

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

Contingent note receivable

A portion of the proceeds related to the sale of Galore Creek to Newmont includes a $75,000 note receivable, contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale or in subsequent periods. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

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

(US dollars in thousands, except per share)

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

Recently issued accounting pronouncements

Leases

In  February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13, in January 2018 by ASU No. 2018-01, in July 2018 by ASU No. 2018-11, in December 2018 by ASU No. 2018-20 and in March 2019 by ASU No. 2019-01. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. The new guidance will be adopted for the Company’s fiscal year beginning December 1, 2019. Adoption of this guidance is not expected to materially increase the Company’s assets and liabilities.

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

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

NOTE 4 – DISCONTINUED OPERATIONS

Galore Creek transaction

On July 27, 2018, the Company completed the sale of its 50% interest in the Galore Creek assets to Newmont. The Company received $100,000 on closing; a note for $75,000 receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021; a note for $25,000 receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023; and an additional note for $75,000 is receivable upon the approval of a Galore Creek project construction plan by the owner(s). The Company has no remaining interest in Galore Creek.

The details of our Net loss from discontinued operations, net of tax, are set forth below:

	Years ended November 30,
	2019	2018	2017
Equity loss – Galore Creek	$—	$(1,203)	$(1,676)
Income tax expense	—	—	(425)
Galore Creek operations, net of tax	—	(1,203)	(2,101)
Loss on sale of Galore Creek, net of tax	—	(80,096)	—
	$—	$(81,299)	$(2,101)

In 2018, the Company recognized a Loss on sale of Galore Creek, net of tax, calculated as follows:

Cash consideration received on closing	$100,000
Refund of reclamation deposits	4,897
Less closing costs	(721)
104,176
Fair value of notes receivable (Note 5)	88,398
Net proceeds	192,574
Less book values:
Investment in GCP	(248,367)
Copper Canyon mineral property	(44,577)
Reclamation deposits	(4,967)
Reclassification of cumulative foreign currency translation adjustments	13,776
Deferred income tax recovery	11,465
$(80,096)

Other comprehensive income (loss) was not impacted by discontinued operations as Galore Creek did not have any Other comprehensive income (loss).

The details of our Net cash provided from (used in) investing activities of discontinued operations are set forth below:

	Years ended November 30,
	2019	2018	2017
Funding of GCP	$—	$(1,475)	$(1,600)
Net cash proceeds received	—	99,279	—
Reclamation deposits	—	4,644	(203)
	$—	$102,448	$(1,803)

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

NOTE 5 – NOTES RECEIVABLE

The Company has notes receivable from Newmont including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, the Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying values of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of November 30, 2019.

Changes in the Company’s Notes Receivable are summarized as follows:

	Years ended November 30,
	2019	2018	2017
Balance – beginning of period	$89,459	$—	$—
Fair value of notes receivable	—	88,398	—
Accretion of notes receivable	3,220	1,061	—
Balance – end of period	$92,679	$89,459	$—

NOTE 6 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold LLC, a limited liability company in which wholly-owned subsidiaries of NOVAGOLD and Barrick each own a 50% interest. Donlin Gold LLC has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold LLC require the approval of at least a majority of the Donlin Gold LLC board members.

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Years ended November 30,
	2019	2018	2017
Balance – beginning of period	$1,209	$1,100	$951
Share of losses:
Mineral property expenditures	(10,434)	(8,785)	(11,139)
Depreciation	(57)	(13)	(80)
	(10,491)	(8,798)	(11,219)
Funding	11,122	8,907	11,368
Balance – end of period	$1,840	$1,209	$1,100

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC capitalized as Non-current assets: Mineral property, the initial contribution of the Donlin Gold property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property than that of the Company.

	At November 30,
	2019	2018
Current assets: Cash, prepaid expenses and other receivables	$3,115	$1,872
Non-current assets: Property and equipment	462	10
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,737)	(673)
Non-current liabilities: Reclamation obligation	(692)	(692)
Net assets	$33,840	$33,209

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

NOTE 7 – OTHER ASSETS

	At November 30,
	2019	2018
Other current assets:
Accounts and interest receivable	$1,100	$1,781
Prepaid expenses	690	598
	$1,790	$2,379

Other long-term assets:
Marketable equity securities	$935	$839
Office equipment	42	39
	$977	$878

NOTE 8 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $103,787, comprised of $51,576 in principal, and $52,211 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

Changes in the Company’s Promissory Note is summarized as follows:

	Years ended November 30,
	2019	2018	2017
Balance – beginning of period	$96,501	$90,040	$84,812
Interest expense on promissory note	7,286	6,461	5,228
Balance – end of period	$103,787	$96,501	$90,040

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $935 at November 30, 2019 ($839 at November 30, 2018), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

NOTE 10 – GENERAL AND ADMINISTRATIVE

	Years ended November 30,
	2019	2018	2017
Share-based compensation (Note 13)	$6,176	$7,727	$10,293
Salaries and benefits	5,904	6,531	6,470
Office expense	2,311	2,346	2,140
Professional fees	972	949	873
Corporate communications and regulatory	943	918	992
Depreciation	15	22	34
	$16,321	$18,493	$20,802

NOTE 11 – OTHER INCOME, NET

	Years ended November 30,
	2019	2018	2017
Interest income	$4,190	$1,998	$1,114
Change in fair market value of marketable securities	93	—	—
Foreign exchange gain (loss)	20	(171)	(531)
Other	92	(76)	58
	$4,395	$1,751	$641

NOTE 12 – INCOME TAXES

The British Columbia provincial corporate tax rate increased from 11% to 12% commencing January 1, 2018, resulting in an increase in the Company’s statutory tax rate from 26% in 2017 to 26.92% in 2018, and to 27% in 2019 onward.

The U.S. tax reform enacted on December 22, 2017 (the “Act”), allows a Section 250 deduction amounting to 37.5% of the U.S. entity’s foreign derived intangible income (FDII) for the fiscal year ended November 30, 2019. This resulted in an FDII deduction of $96 which is equivalent to a tax saving of $20. As of January 16, 2020, the Company had completed the accounting for tax effects related to U.S. tax reform corresponding to the fiscal year ended November 30, 2019.

The Act also includes a number of other provisions including the limitations on the use of future losses, repeal of the Alternative Minimum Tax regime and the introduction of a base erosion and anti-abuse tax. These provisions are not expected to have immediate effect on the Company. Given the significant complexity of the Act, further implications of the Act may be identified in future periods.

The Company’s Income tax expense consisted of:

	Years ended November 30,
	2019	2018	2017
Current:
Canada	$—	$—	$—
Foreign	607	446	350
	607	446	350
Deferred:
Canada	—	—	(43)
Foreign	671	80	—
	671	80	(43)
Income tax expense	$1,278	$526	$307

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

The Company’s Loss before income tax and other items consisted of:

	Years ended November 30,
	2019	2018	2017
Canada	$(12,584)	$(15,018)	$(18,825)
Foreign	(13,899)	(15,922)	(17,783)
	$(26,483)	$(30,940)	$(36,608)

The Company’s Income tax expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

	Years ended November 30,
	2019	2018	2017
Loss before income taxes and other items	$(26,483)	$(30,940)	$(36,608)
Combined federal and provincial statutory tax rate	27%	26.92%	26%
Income tax recovery based on statutory income tax rates	(7,150)	(8,329)	(9,518)
Reconciling items:
Non-deductible expenditures	2,136	2,150	2,485
Foreign accrual property income	180	580	(439)
Effect of different statutory tax rates on earnings or losses of subsidiaries	(658)	(574)	(2,690)
Effect of statutory tax rate change	—	73,135	(2,566)
Change in valuation allowance on deferred tax assets	6,773	(66,466)	12,954
Other	(3)	30	81
Income tax expense	$1,278	$526	$307
Effective tax rate	(4.8)%	(1.7)%	(0.8)%

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At November 30,
	2019	2018
Deferred tax income assets:
Net operating loss carry forwards	$175,383	$170,044
Capital loss carry forwards	47,953	48,062
Mineral properties	638	637
Intangible assets	473	472
Property and equipment	194	194
Investment in affiliates	33,508	31,934
Unpaid interest expense	2,105	2,105
Unrealized loss on investments	368	380
Other	569	857
	261,191	254,685
Valuation allowances	(260,920)	(254,072)
	271	613
Deferred income tax liabilities:
Investment tax credit	(8)	(8)
Notes receivable	(759)	(82)
Capitalized assets and other	(255)	(603)
	(1,022)	(693)
Net deferred income tax assets (liabilities)	$(751)	$(80)

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

Net deferred income tax assets and liabilities consist of:

	At November 30,
	2019	2018
Non-current deferred income tax assets	$—	$—
Non-current deferred income tax liabilities	(751)	(80)
	$(751)	$(80)

Net operating losses available to offset future taxable income are as follows:

Year of Expiry	U.S.	Canada
2024	$1,032	$—
2025	1,246	—
2026	13,382	18,699
2027	18,493	1,816
2028	85	—
2029	11,223	11,768
2030	10,916	15,660
2031	16,580	15,585
2032	309,772	19,020
2033	14,529	14,353
2034	15,607	7,569
2035	16,383	5,468
2036	14,764	8,102
2037	14,111	7,943
2038	—	7,348
2039	—	4,888
Indefinite	27,212	—
	$485,335	$138,219

Under the U.S. tax reform, net operating losses arising in tax years ending after December 31, 2017 can be carried over to each taxable year following the tax year of loss (indefinitely). The Company has capital loss carry-forwards of approximately $354,356 ( November 30, 2018: $355,162) for Canadian tax purposes. These tax losses are carried forward indefinitely.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated included the cumulative loss incurred as of November 30, 2019. Such objective evidence limits the ability to consider other subjective evidence such as management’s projections for future growth. On the basis of this evaluation, as of November 30, 2019, a valuation allowance of $260,920 ( November 30, 2018: $254,072) inclusive of valuation allowance for investment tax credits has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as management’s projections for growth.

Uncertain tax position

There were no uncertain tax positions as of November 30, 2019, 2018 and 2017. The Company recognizes any interest and penalties related to uncertain tax positions, if any, as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. As of November 30, 2019, 2018 and 2017, there were no accrued interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. With few exceptions, the tax years that remain subject to examination as of November 30, 2019 are 2015 to 2019 in Canada and 2016 to 2019 in the United States.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

NOTE 13 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives, employees and eligible consultants, a PSU plan for executives, employees and eligible consultants and a DSU plan for directors of the Company. Options granted to purchase common shares have exercise prices not less than the fair market value of the underlying share at the date of grant. At November 30, 2019, 31.4 million common shares were available for future share incentive plan awards under all three plans.

The Company recognized share-based compensation expense (see Note 10 - General and administrative) as follows:

	Years ended November 30,
	2019	2018	2017
Stock options	$3,694	$3,767	$5,496
Performance share unit plan	2,320	3,783	4,588
Deferred share unit plan	162	177	209
	$6,176	$7,727	$10,293

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

A summary of stock options outstanding as of November 30, 2019, and activity during the year ended November 30, 2019 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2018	17,883	$3.36
Granted	2,860	3.68
Exercised	(7,977)	2.48
Forfeited	(239)	3.95
November 30, 2019	12,527	$3.98	2.43	$37,253
Vested and exercisable as of November 30, 2019	7,645	$4.12	1.69	$21,652

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

The following table summarizes other stock option-related information:

	Years ended November 30,
	2019	2018	2017
Weighted-average assumptions used to value stock option awards:
Expected volatility	46.9%	50%	50%
Expected term of options (years)	4	3	3
Expected dividend rate	—	—	—
Risk-free interest rate	2.7%	1.8%	1.2%
Expected forfeiture rate	3.1%	2.3%	2.5%
Weighted-average grant-date fair value	$1.46	$1.35	$1.60
Intrinsic value of options exercised	$20,527	$3,744	$5,014
Cash received from options exercised	$—	$—	$—

As of November 30, 2019, the Company had $2,205 of unrecognized compensation cost related to 4,883,000 non-vested stock options expected to be recognized and vest over a period of approximately two years.

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

A summary of PSU awards outstanding and activity during the year ended November 30, 2019 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2018	1,797	$4.39
Granted	803	3.67
Vested	(764)	4.58
Performance adjustment	(167)	4.58
Cancelled	(5)	3.76
November 30, 2019	1,664	$3.76	$17,408

During the year ended November 30, 2019, the Company paid $1,197 for employee withholding taxes on vested performance share units. As of November 30, 2019, the Company had 1,664,000 non-vested PSU awards outstanding of which 432,000 were fully expensed and vested on December 2, 2019 with a multiplier of 150%. The remaining 1,232,000 non-vested PSU awards with $2,516 of unrecognized compensation cost will be expensed and vest over a period of approximately two years.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

The following table summarizes other PSU-related information:

	Years ended November 30,
	2019	2018	2017
Performance multiplier on PSUs vested	82%	—%	113%
Common shares issued (thousands)	438	—	1,513
Total fair value of common shares issued	$1,607	$—	$6,932
Withholding tax paid on PSUs vested	$1,197	$—	$196

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the Directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the Directors to receive one common share when they retire from the Company. The Company granted 35,851, 45,103 and 48,830 DSUs to Directors with a weighted-average grant day fair value of $4.40, $4.07 and $4.36 per DSU during 2019, 2018 and 2017, respectively. The Company issued 31,721, 98,160 and 27,536 common shares under the DSU plan in 2019, 2018 and 2017, respectively. At November 30, 2019, there were 258,762 DSUs outstanding.

NOTE 14 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 327,629,928 were issued and outstanding as of November 30, 2019, and 323,222,840 were issued and outstanding as of November 30, 2018.

Preferred shares

Pursuant to the Company’s Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the Directors. The Directors have the authority to determine the preferences, limitations and relative rights of each series of preferred shares. At November 30, 2019 and 2018, no preferred shares were issued or outstanding.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company provided technical services to Donlin Gold LLC for $nil in 2019 ($658 in 2018 and $nil in 2017). As of November 30, 2019, the Company has accounts receivable from Donlin Gold LLC of $nil ( November 30, 2018: $247) included in Other current assets.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Obligations under operating leases

The Company leases certain assets, such as office equipment and office facilities, under operating leases expiring at various dates through 2025. Future minimum annual lease payments are $302 in 2020, $337 in 2021, $345 in 2022, $155 in 2023, $139 in 2024 and $23 thereafter, totaling $1,301.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

NOTE 17 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Years ended November 30,
	2019	2018	2017
Changes in operating assets and liabilities:
Other assets	$646	$(1,471)	$1,266
Accounts payable and accrued liabilities	84	233	52
Accrued payroll and related benefits	(402)	38	320
Other liabilities	—	—	(32)
	$328	$(1,200)	$1,606

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended November 30,
	2019	2018	2017
Interest received	$3,094	$1,038	$1,101
Income taxes paid	$692	$331	$343

Non-cash investing activities

During 2018, the Company recorded a non-cash increase to long-term notes receivable of $88,398 as a portion of the proceeds received on the sale of the Galore Creek assets (Note 5).

NOTE 19 – UNAUDITED SUPPLEMENTARY DATA

Quarterly data

The following is a summary of selected quarterly financial information (unaudited):

	2019
	Q1	Q2	Q3	Q4
Loss from operations	$(5,663)	$(6,413)	$(7,216)	$(7,520)

Net loss from continuing operations	$(6,323)	$(5,515)	$(8,056)	$(7,867)
Net loss from discontinued operations	—	—	—	—
Net loss	$(6,323)	$(5,515)	$(8,056)	$(7,867)

Net loss per common share, basic and diluted
Continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Discontinued operations	—	—	—	—
	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	2018
	Q1	Q2	Q3	Q4
Loss from operations	$(6,526)	$(7,801)	$(6,922)	$(6,042)

Net loss from continuing operations	$(7,962)	$(9,237)	$(8,043)	$(6,224)
Net loss from discontinued operations	(253)	(394)	(80,582)	(70)
Net loss	$(8,215)	$(9,631)	$(88,625)	$(6,294)

Net loss per common share, basic and diluted
Continuing operations	$(0.03)	$(0.03)	$(0.02)	$(0.02)
Discontinued operations	—	—	(0.25)	—
	$(0.03)	$(0.03)	$(0.27)	$(0.02)

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

Significant after-tax items were as follows:

Fourth quarter 2019:	n/a
Third quarter 2019:	n/a
Second quarter 2019:	n/a
First quarter 2019:	n/a

Fourth quarter 2018:	n/a
Third quarter 2018:	Loss on sale of Galore Creek, net of tax, $80,026 ($0.25 per share loss – basic and diluted)
Second quarter 2018:	n/a
First quarter 2018:	n/a

NOVAGOLD RESOURCES INC.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the year ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2019.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.  Other Information

None.

NOVAGOLD RESOURCES INC.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” “Information Concerning The Board Of Directors And Executive Officers” and “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters.” is incorporated by reference in this section. Finally, the information in our 2020 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

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

Item 11.     Executive Compensation

The information appearing in our 2020 Proxy Statement under the headings. “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion & Analysis”, “Tabular Disclosure of Executive Compensation”, “Non-Executive Director Compensation” and “Compensation Committee Report” is incorporated by reference in this section.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing in our 2020 Proxy Statement under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

The following table provides information as of November 30, 2019, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (C$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,450,325	$3.98	34,417,864
Equity compensation plans not approved by security holders	—	—	—
Total	14,450,325	$3.98	34,417,864

NOVAGOLD RESOURCES INC.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2020 Proxy Statement under the heading “Interest Of Informed Persons In Material Transactions”, “Board of Directors” under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information appearing in our 2020 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as at November 30, 2019 and 2018 and for the years ended November 30, 2019, 2018 and 2017.

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

Employment Agreement between NOVAGOLD USA, Inc. and David Ottewell, dated September 10, 2012, identified in exhibit list below.

2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) identified in exhibit list below.

NOVAGOLD Resources Inc. Employee Share Purchase Plan identified in exhibit list below.

NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan identified in exhibit list below.

NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan identified in exhibit list below.

(b) Exhibits

Exhibit No.	Description

3.1	Certificate of Continuance (British Columbia) dated June 10, 2013 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated June 19, 2013)
3.2	Certificate of Discontinuance (Nova Scotia) dated June 10, 2013 (incorporated by reference to Exhibit 99.2 to the Form 6-K dated June 19, 2013)
3.3	Notice of Articles (British Columbia) dated June 10, 2013 (incorporated by reference to Exhibit 99.3 to the Form 6-K dated June 19, 2013)
3.4	Articles of NOVAGOLD RESOURCES INC. dated June 20, 2013 (incorporated by reference to Exhibit 99.4 to the Form 6-K dated June 19, 2013)

NOVAGOLD RESOURCES INC.

4.1	Description of Common Shares
10.1

Amendment dated January 13, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.2

Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.3

2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, filed with the Securities and Exchange Commission on April 2, 2019)

10.4

NOVAGOLD Resources Inc. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.5

NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan (as amended) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, filed with the Securities and Exchange Commission on April 2, 2019)

10.6

NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan (as amended) (incorporated by reference to Appendix E to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 23, 2017)

10.7

Employment Agreement between the Registrant and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.8

Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Ottewell, dated September 10, 2012. (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.9

Amendment dated July 15, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.10

Amendment dated June 1, 2011 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.11

Employment Agreement between the Registrant’s wholly-owned subsidiary, NOVAGOLD Resources Alaska, Inc., and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.12*

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

NOVAGOLD RESOURCES INC.

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

Date: January 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 22, 2020

/s/ David A. Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 22, 2020

/s/ Thomas S. Kaplan	Board Chair	January 22, 2020

/s/ Sharon Dowdall	Director	January 22, 2020

/s/ Diane Garrett	Director	January 22, 2020

/s/ Igor Levental	Director	January 22, 2020

/s/ Kalidas Madhavpeddi	Director	January 22, 2020

/s/ Clynton R. Nauman	Director	January 22, 2020

/s/ Ethan Schutt	Director	January 22, 2020

/s/ Anthony P. Walsh	Director	January 22, 2020

Item 15.(a)(2) Schedule A

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donlin Gold LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Donlin Gold LLC (the Company) as of November 30, 2019 and 2018, and the related statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended November 30, 2019, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019 in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

January 21, 2020

We have served as the Company's auditor since 2013.

DONLIN GOLD LLC

BALANCE SHEETS

(U.S. dollars in thousands)

	At November 30,
	2019	2018

ASSETS
Cash	$6,023	$3,609
Inventory	50	—
Prepaid expenses	156	134
Current assets	6,229	3,743
Property and equipment (note 3)	924	21
Mineral property (note 4)	65,384	65,384
Total assets	$72,537	$69,148

LIABILITIES
Accounts payable and accrued liabilities	$3,361	1,034
Due to related parties (note 5)	112	312
Current liabilities	3,473	1,346
Reclamation and remediation (note 6)	1,384	1,384
Total liabilities	4,857	2,730

Commitments and contingencies (note 7)

EQUITY
Partners’ contributions	415,002	392,758
Accumulated deficit	(347,322)	(326,340)
Total equity	67,680	66,418
Total liabilities and equity	$72,537	$69,148

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years ended November 30,
	2019	2018	2017

Operating expenses:
Engineering and geotechnical drilling	$9,264	$195	$526
General and administrative	4,127	4,513	4,810
Mineral and land leases	3,249	2,346	2,337
Community relations	1,954	1,699	1,779
Permitting	1,672	4,032	5,886
Environmental compliance	456	199	515
Studies and drilling	144	4,576	6,415
Camp operations and maintenance	2	9	11
Depreciation	114	26	159
Loss from operations	20,982	17,595	22,438

Net loss and comprehensive loss	$(20,982)	$(17,595)	$(22,438)

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2019	2018	2017

Operating activities:
Net loss	$(20,982)	$(17,595)	$(22,438)
Adjustments:
Depreciation	114	26	159
Changes in operating assets and liabilities:
Prepaid expenses	(22)	8	(69)
Inventory	(50)	—	—
Accounts payable and accrued liabilities	2,037	(650)	616
Net cash used in operating activities	(18,903)	(18,211)	(21,732)

Investing activities:
Capital expenditures - property and equipment	(927)	—	—
Net cash used in investing activities	(927)	—	—

Financing activities:
Partners’ contributions	22,244	17,812	22,734
Net cash provided from financing activities	22,244	17,812	22,734

Increase/(Decrease) in cash during the year	2,414	(399)	1,002
Cash at beginning of year	3,609	4,008	3,006
Cash at end of year	$6,023	$3,609	$4,008

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF EQUITY

(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity

Balance at December 1, 2016	$176,106	$176,106	$(286,307)	$65,905
Partners’ cash contribution	11,367	11,367	—	22,734
Net loss	—	—	(22,438)	(22,438)
Balance at November 30, 2017	$187,473	$187,473	$(308,745)	$66,201
Partners’ cash contribution	8,906	8,906	—	17,812
Net loss	—	—	(17,595)	(17,595)
Balance at November 30, 2018	$196,379	$196,379	$(326,340)	$66,418
Partners’ cash contribution	11,122	11,122	—	22,244
Net loss	—	—	(20,982)	(20,982)
Balance at November 30, 2019	$207,501	$207,501	$(347,322)	$67,680

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

During the year ended November 30, 2019, the Company continued to advance permitting of the Donlin Gold Project. The final approvals of the Donlin Gold Reclamation and Closure Plan and final Waste Management Permit were received on January 18, 2019. The Company also worked to secure further right of way agreements with the State and BLM related to development of infrastructure.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

These financial statements are presented in United States dollars ($) and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).

Use of estimates

The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to environmental, reclamation and closure obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from amounts estimated in these financial statements.

Property and equipment

On initial recognition, property and equipment are recorded at cost subject to a ten thousand dollar threshold for capitalization. Property and equipment are subsequently measured at cost less accumulated depreciation. Depreciation is recorded over the estimated useful life of the assets at the following annual rates:

Computer equipment – 5 years straight line;

Computer software – 5 years straight line;

Furniture and equipment – 5 years straight line; and

Leasehold improvements – straight-line over the lease term.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are considered to be cash equivalents.  The fair value of the Company’s financial assets, which includes cash, approximates their carrying values at November 30, 2019 due to their short-term nature.

Trade payables

The fair value of the Company’s financial liabilities, such as accounts payable and accrued liabilities approximates their carrying values at November 30, 2019 due to their short-term nature.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

Due to related parties

The amounts due to Barrick and NOVAGOLD are non-interest bearing, unsecured and without specified terms of repayment.

Recently issued accounting pronouncements

Leases

In February 2016, Accounting Standard Update (ASU) No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13, in January 2018 by ASU No. 2018-01, in July 2018 by ASU No. 2018-11, in December 2018 by ASU No. 2018-20 and in March 2019 by ASU No. 2019-01. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. The new guidance will be adopted for the Company’s fiscal year beginning December 1, 2019 Adoption of this guidance is expected to increase the Company’s assets and liabilities by approximately $0.5 million.

Fair Value Disclosure Requirements

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted.  The Company is currently evaluating this guidance and the impact on its Financial Statements.

NOTE 3 – PROPERTY AND EQUIPMENT

	At November 30,
	2019	2018
Plant and equipment	3,389	$2,372
Accumulated depreciation	(2,465)	(2,351)
	$924	$21

NOTE 4 – MINERAL PROPERTY

	At November 30,
	2019	2018
Acquisition cost	64,000	64,000
Asset retirement cost	1,384	1,384
	$65,384	$65,384

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company received management and administrative services from Barrick for $1,210 in 2019, $765 in 2018, and $2,189 in 2017. The Barrick amounts are included in General and Administrative expense. The Company received engineering and administrative services from NOVAGOLD for $nil in 2019, $658 in 2018, $nil in 2017.  The NOVAGOLD amount is included in Studies and Drilling expense.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

The Company has accounts payable to Barrick at November 30, 2019 of $112 (2018: $65) for reimbursement of management and administrative services. The Company has accounts payable to NOVAGOLD at November 30, 2019 of $nil (2018: $247).

NOTE 6 – RECLAMATION AND REMEDIATION

Although the ultimate amount of the reclamation costs to be incurred cannot be predicted with certainty, the total undiscounted amount of estimated cash flows required to settle the Company’s estimated obligations for work undertaken at the site to date is $1,384. The amount has not been discounted due to the uncertainty of the timing of the reclamation activities due to the project’s current permitting activities and is not inflated. Significant reclamation and closure activities include rehabilitation and decommissioning of the camp and drill sites.

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

Obligations under operating leases

The Company leases certain assets, such as mineral property, land, office facilities and equipment, under operating leases. Mineral property and land leases coincide with the currently projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Office facilities and equipment leases expire at various dates through 2023. Future minimum annual lease payments are $2,135 in 2020, $2,040 in 2021, $2,045 in 2022, $1,881 in 2023, and $1,838 in 2024 totaling $9,939.