Form 10-Q
period 2020-02-29
NOVAGOLD RESOURCES INC
filed 2020-04-01
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2020

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

As of March 25, 2020, the Company had 328,671,632 common shares, no par value, outstanding.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at our mineral exploration and development properties;
●	our history of losses and expectation of future losses;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty of estimates of capital costs, operating costs, production and economic returns;
●	commodity price fluctuations;
●	risks related to market events and general economic conditions;
●	risks related to the outbreak of the coronavirus global health pandemic (COVID-19);
●	risks related to the third parties on which we depend for our exploration and development activities;
●	dependence on cooperation of joint venture partners in exploration and development of properties;
●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society;
●	the risk that permits and governmental approvals necessary to develop and operate mines on our properties will not be available on a timely basis, subject to reasonable conditions, or at all;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	risks related to lack of infrastructure required to develop, construct, and operate our mineral properties;
●	uncertainty related to title to our mineral properties;
●

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production;

●	competition in the mining industry;
●	risks related to governmental regulation and permits, including environmental regulation;

●	risks related to our largest shareholder;
●	risks related to conflicts of interests of some of the directors and officers of the Company;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	credit, liquidity, interest rate and currency risks;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	risks related to our need to attract and retain qualified management and technical personnel;
●	uncertainty as to the outcome of potential litigation;
●	risks related to information technology systems;
●	risks related to the Company’s status as a “passive foreign investment company” in the United States; and
●	risks related to global climate change.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At February 29, 2020	At November 30, 2019
ASSETS
Cash and cash equivalents	$59,699	$67,549
Term deposits	81,000	81,000
Other assets (Note 6)	1,052	1,790
Current assets	141,751	150,339
Notes receivable (Note 4)	93,503	92,679
Investment in Donlin Gold (Note 5)	2,872	1,840
Other assets (Note 6)	1,690	977
Total assets	$239,816	$245,835

LIABILITIES
Accounts payable and accrued liabilities	$586	$880
Accrued payroll and related benefits	687	2,143
Income taxes payable	139	138
Lease obligations (Note 12)	188	—
Other liabilities	182	182
Current liabilities	1,782	3,343
Promissory note (Note 7)	105,547	103,787
Lease obligations (Note 12)	550	—
Deferred income taxes	924	751
Total liabilities	108,803	107,881

Commitments and contingencies (Notes 7 and 12)

EQUITY
Common shares	1,968,217	1,965,573
Contributed surplus	79,719	82,254
Accumulated deficit	(1,891,660)	(1,885,065)
Accumulated other comprehensive loss	(25,263)	(24,808)
Total equity	131,013	137,954
Total liabilities and equity	$239,816	$245,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang	/s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended
	February 29,	February 28,
	2020	2019
Operating expenses:
General and administrative (Note 9)	$4,714	$4,340
Equity loss – Donlin Gold (Note 5)	1,568	1,323
	6,282	5,663

Loss from operations	(6,282)	(5,663)
Interest expense on promissory note	(1,760)	(1,798)
Accretion of notes receivable	824	795
Other income, net (Note 10)	887	700
Loss before income taxes and other items	(6,331)	(5,966)
Income tax expense	(264)	(357)
Net loss	(6,595)	(6,323)

Other comprehensive income (loss):
Foreign currency translation adjustments	(455)	519
	(455)	519
Comprehensive loss	$(7,050)	$(5,804)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted (thousands)	328,286	324,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended
	February 29,	February 28,
	2020	2019
Operating activities:
Net loss	$(6,595)	$(6,323)
Adjustments:
Share-based compensation	1,761	1,531
Interest expense on promissory note	1,760	1,798
Equity loss – Donlin Gold	1,568	1,323
Accretion of notes receivable	(824)	(795)
Foreign exchange (gain) loss	(378)	386
Deferred income tax expense	173	167
Other operating adjustments	12	(40)
Net change in operating assets and liabilities (Note 13)	(974)	(1,197)
Net cash used in operating activities	(3,497)	(3,150)

Investing activities:
Proceeds from term deposits	35,000	115,000
Purchases of term deposits	(35,000)	(108,000)
Funding of Donlin Gold	(2,600)	(897)
Net cash provided from (used in) investing activities	(2,600)	6,103

Financing activities:
Withholding tax on share-based compensation	(1,652)	(1,197)
Net cash used in financing activities	(1,652)	(1,197)

Effect of exchange rate changes on cash and cash equivalents	(101)	17
Net change in cash and cash equivalents	(7,850)	1,773
Cash and cash equivalents at beginning of period	67,549	21,004
Cash and cash equivalents at end of period	$59,699	$22,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2018	323,223	$1,954,861	$87,987	$(1,857,682)	$(24,478)	$160,688
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	378	(378)	—
Share-based compensation	—	—	1,531	—	—	1,531
Performance share units (PSUs) settled in shares	438	2,737	(2,737)	—	—	—
Stock options exercised	1,443	2,867	(2,867)	—	—	—
Withholding tax on PSUs	—	—	(1,197)	—	—	(1,197)
Net loss	—	—	—	(6,323)	—	(6,323)
Other comprehensive income	—	—	—	—	519	519
February 28, 2019	325,104	$1,960,465	$82,717	$(1,863,627)	$(24,337)	$155,218

November 30, 2019	327,630	$1,965,573	$82,254	$(1,885,065)	$(24,808)	$137,954
Share-based compensation	—	—	1,761	—	—	1,761
PSUs settled in shares	410	1,026	(1,026)	—	—	—
Stock options exercised	560	1,618	(1,618)	—	—	—
Withholding tax on PSUs	—	—	(1,652)	—	—	(1,652)
Net loss	—	—	—	(6,595)	—	(6,595)
Other comprehensive income	—	—	—	—	(455)	(455)
February 29, 2020	328,600	$1,968,217	$79,719	$(1,891,660)	$(25,263)	$131,013

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The interim Condensed Consolidated Financial Statements (“interim statements”) of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2019. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

The functional currency for the Company’s Canadian operations is the Canadian dollar and the functional currency for the Company’s U.S. operations is the United States dollar. References in these Condensed Consolidated Financial Statements and Notes to $ refer to United States dollars and C$ to Canadian dollars. Dollar amounts are in thousands, except for per share amounts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

Leases

In February 2016, Accounting Standards Update (“ASU”) No. 2016-02 was issued which, together with subsequent amendments, is included in ASC 842, Leases. The standard was issued to increase transparency and comparability among organizations by requiring the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet for all leases with an initial term greater than one year. Certain qualitative and quantitative disclosures are also required.

On December 1, 2019, the Company adopted this standard using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three months ended February 29, 2020 are presented under ASC Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. All leases were reassessed under the new standard including lease identification, lease classification, and initial direct costs in relation to its leases in effect as of December 1, 2019. The Company also elected the practical expedients allowing: i) the use of hindsight in determining the lease term and assessing impairment of ROU assets based on all facts and circumstances through the effective date of the new standard; ii) the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year and iii) to combine lease and non-lease components and expense variable payments as rent/lease expense in the period incurred.

Adoption of the new standard resulted in recording an operating lease ROU asset and operating lease liability of approximately $399 on our Condensed Consolidated Balance Sheet as of December 1, 2019. Adoption of the standard did not have an impact on the Company’s beginning accumulated deficit, results from operations or cash flows. For required qualitative and quantitative disclosures related to leasing arrangements beginning in the period of adoption, see Note 12.

Changes to the Company’s accounting policy as a result of adoption are discussed below.

The Company reviews all contracts and determines if the arrangement represents or contains a lease, at inception. Operating leases are included in Other non-current assets and Other current and non-current liabilities in the Condensed Consolidated Balance Sheets. The Company does not have any finance leases.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The operating lease ROU asset also includes any upfront lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the balance sheet. The Company’s lease agreements do not contain any residual value guarantees.

Recently issued accounting pronouncements

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

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer considers the business with a single segment considering the performance of our investment in the Donlin Gold project in Alaska, USA (Note 5).

NOTE 4 – NOTES RECEIVABLE

The Company has notes receivable from Newmont including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, the Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying values of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. At February 29, 2020, the carrying value of the notes receivable was $93,503 including $5,105 of accumulated accretion. A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of February 29, 2020.

NOTE 5 – INVESTMENT IN DONLIN GOLD

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

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended
	February 29,	February 28,
	2020	2019
Balance – beginning of period	$1,840	$1,209
Share of losses
Mineral property expenditures	(1,543)	(1,310)
Depreciation	(25)	(13)
	(1,568)	(1,323)
Funding	2,600	897
Balance – end of period	$2,872	$783

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	At February 29,	At November 30,
	2020	2019
Current assets: Cash, prepaid expenses and other receivables	$3,377	$3,115
Non-current assets: Property and equipment	699	462
Non-current assets: Mineral property	32,736	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,076)	(1,737)
Non-current liabilities: Reclamation and lease obligations	(864)	(692)
Net assets	$34,872	$33,840

NOTE 6 – OTHER ASSETS

	At February 29, 2020	At November 30, 2019
Other current assets:
Accounts and interest receivable	$544	$1,100
Prepaid expenses	508	690
	$1,052	$1,790

Other long-term assets:
Marketable equity securities	$915	$935
Right-of-use assets	735	—
Office equipment	40	42
	$1,690	$977

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $105,547, comprised of $51,576 in principal, and $53,971 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $915 at February 29, 2020 ($935 at November 30, 2019), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended
	February 29,	February 28,
	2020	2019
Share-based compensation (Note 11)	$1,761	$1,531
Salaries and benefits	1,634	1,664
Office expense	620	671
Corporate communications and regulatory	402	240
Professional fees	295	230
Depreciation	2	4
	$4,714	$4,340

NOTE 10 – OTHER INCOME, NET

	Three months ended
	February 29,	February 28,
	2020	2019
Interest income	$517	$1,042
Foreign exchange gain (loss)	378	(386)
Change in fair market value of marketable securities	(8)	44
	$887	$700

NOTE 11 – SHARE-BASED COMPENSATION

	Three months ended
	February 29,	February 28,
	2020	2019
Stock options	$1,068	$922
Performance share unit plan	644	570
Deferred share unit plan	49	39
	$1,761	$1,531

Stock options

A summary of stock options outstanding and activity during the three months ended February 29, 2020 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2019	12,527	$3.98
Granted	1,647	6.95
Exercised	(1,088)	4.09
February 29, 2020	13,086	$4.34	2.59	$47,498
Vested and exercisable as of February 29, 2020	8,463	4.03	1.88	$33,274

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other stock option-related information:

	Three months ended
	February 29,	February 28,
	2020	2019
Weighted-average assumptions used to value stock option awards:
Expected volatility	46.0%	46.9%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	1.6%	2.7%
Expected forfeiture rate	3.1%	3.1%
Weighted-average grant-date fair value	$2.60	$1.46
Intrinsic value of options exercised	$4,879	$2,867
Cash received from options exercised	$—	$—

As of February 29, 2020, the Company had $5,335 of unrecognized compensation cost related to 4,622,582 non-vested stock options expected to be recognized and vest over a period of approximately 2.75 years.

Performance share units

A summary of PSU awards outstanding and activity during the three months ended February 29, 2020 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2019	1,664	$3.76
Granted	452	6.92
Vested	(648)	6.96
Performance adjustment	216	6.96
February 29, 2020	1,684	$4.59	$19,308

As of February 29, 2020, the Company had $4,953 of unrecognized compensation cost related to 1,684,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.75 years.

The following table summarizes other PSU-related information:

	Three months ended
	February 29,	February 28,
	2020	2019
Performance multiplier on PSUs vested	150%	82%
Common shares issued (thousands)	648	438
Total fair value of common shares issued	$2,855	$1,607
Withholding tax paid on PSUs vested	$1,652	$1,197

NOTE 12 – LEASES

The Company leases office space under non-cancelable operating leases with original lease terms of five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five years. These optional periods have not been considered in the determination of ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Condensed Consolidated Balance Sheets.

Lease expenses are included in General and administrative expense – Office expense on the Condensed Consolidated Statements of Loss and include the following components for the three-month period ended February 29, 2020:

Operating lease cost	$43
Variable lease cost	30
Short-term lease cost	1
$74

On February 1, 2020, the Company recorded a new operating lease obligation of $380 arising from obtaining ROU assets.

Future minimum lease payments under non-cancellable operating leases as of February 29, 2020, were as follows:

2020 (excluding the three months ended February 29, 2020)	$163
2021	229
2022	235
2023	87
2024	89
Thereafter	7
Total future minimum lease payments	810
Less: imputed interest	(72)
Total	$738

Other information regarding leases for the three-month period ended February 29, 2020 includes the following:

Cash paid for operating leases	$41
Right-of-use assets obtained in exchange for lease liabilities	$380
Weighted average remaining lease term (years) – operating leases	3.9
Weighted average discount rate – operating leases	5%

NOTE 13 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended
	February 29,	February 28,
	2020	2019
Changes in operating assets and liabilities:
Other assets	$772	$773
Accounts payable and accrued liabilities	(288)	(41)
Accrued payroll and related benefits	(1,458)	(1,929)
	$(974)	$(1,197)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month periods ended February 29, 2020 and February 28, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2019, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, external affairs/community engagement, economic, and legal objectives; obtaining necessary permits, preparation of feasibility studies, preparation of engineering designs and obtaining financing to fund these milestones.

Our goals for 2020 include:

●	Advance the Donlin Gold project toward a construction/production decision.

●	Maintain a healthy balance sheet.

●	Sustain an effective corporate social responsibility program.

●	Promote a strong safety, sustainability and environmental culture.

First quarter highlights

COVID-19

NOVAGOLD’s most important objective is to secure the health and safety of its employees, partners and contractors. The Company has implemented policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been asked to work from home, avoid all non-essential travel, adhere to good hygiene practices, and engage in social distancing. Additionally, NOVAGOLD and its partner Barrick Gold through Donlin Gold LLC, have implemented a wide-ranging set of policies consistent with State of Alaska Health Department recommendations, and precautions for State activities and aimed at achieving the same objectives at the project site. The policies include: screening all employees and contractors visiting the project site prior to their departure to site and periodically during their stay; should any individual exhibit any symptoms of illness, they will be evaluated to determine if they need to be isolated and evacuated from site; implementing more frequent sanitization practices; regularly conducting safety meetings designed to address sound hygiene and sanitization practices; and requesting all employees to monitor their health and consult the site medic if feeling any symptoms of illness. As a precautionary measure, Donlin Gold LLC will temporarily pause the drill program and place the project site into care and maintenance in April.

Donlin Gold project

NOVAGOLD and Barrick continue to study ways to improve the project’s value and to reduce initial capital outlays through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for future financing of some capital-intensive infrastructure. To date, these additional studies have identified key areas that have the potential to add value and maximize the future opportunity and longevity of the project. In February 2020, Donlin Gold LLC opened the camp and in March commenced an 80-hole drill program where they envision completing a total of 22,000-meters in the ACMA and Lewis resource areas. The objective is to validate recent geologic and resource modeling concepts, and to test potential extensions of high-grade zones focused on early life mining that have potential to add value. The program will provide the necessary data needed for NOVAGOLD and Barrick to decide on the next steps to update the Donlin Gold feasibility study, initiate the engineering work necessary to advance the project design from feasibility level to basic, then detailed engineering before reaching a construction decision. The 2020 Donlin Gold drill program preparations and work commenced in February and continued through March. However, Donlin Gold LLC will temporarily pause the drill program until travel restrictions and other COVID-19 measures in the region are eased and it is safe for our employees and contractors to return to site.  The owners will advance the Donlin Gold project in a financially disciplined manner with a strong focus on environmental stewardship and social responsibility.

Our share of funding for the Donlin Gold project in the first three months of 2020 was $2.6 million for preparation and planning for the drill program, permitting and community engagement efforts. Our share of the Donlin Gold 2020 work program and budget totals $20 million, including $11 million for the drilling program and $9 million for permitting and community engagement to continue to advance the project. The continued spread of COVID-19 could impact employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, restrictions or delays to the drill program and/or the timing to process drill results and other metallurgical testing, and other factors that will depend on future developments beyond our control.

Donlin Gold LLC continues to support the State of Alaska to advance other permits and certificates needed for the project. The Alaska Department of Natural Resources’ (ADNR) approval of the Alaska Dam Safety certificates for the tailings storage facility and water retention and diversion structures requires a thorough multi-year stepwise process to deliver a final construction package to ADNR. During July 2019, Donlin Gold commenced a site investigation program in support of advancement of dam engineering from a feasibility level to a final construction package. The site investigation information will support a preliminary design package, detailed design package and ultimately the final construction package, each of which will be submitted to ADNR for final approval and issuance of the dam safety certificates. This program consists of geotechnical core drilling, test pits, overburden drilling, packer tests, hydrogeologic test well installation and pumping tests, and geophysical surveys.

ADNR’s Division of Mining, Land, and Water (DMLW) issued the easement land leases, land use permits, and material site authorizations for the proposed transportation facilities including the access road, airstrip, and upriver Jungjuk port, as well as the easement for the fiber optic cable on State lands on January 2, 2020. ADNR’s Division of Oil and Gas (DOG), issued the final State Right-of-Way (ROW) lease for the buried natural gas pipeline on January 17, 2020. On February 6, 2020, Cook Inletkeeper, on behalf of the Orutsararmiut Native Council (ONC), Susitna River Coalition, Kasigluk Traditional Council, and Tununak IRA Council, requested that the Commissioner of ADNR reconsider the decision to issue the ROW lease for the pipeline. The ADNR Commissioner denied the request for reconsideration on February 18, 2020. On March 19, 2020, Earthjustice, representing ONC, Chevak Native Village, Chuloonawick Native Village, Native Village of Eek, and Cook Inletkeeper, filed an appeal of the denial of the ROW lease issuance reconsideration request in the Superior Court of the State of Alaska at Anchorage. The Alaska Attorney General’s Office will represent ADNR in this matter which we expect will be briefed in the coming months.

In 2018, Earthjustice, on behalf of ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the Yukon-Kuskokwim River Alliance, requested an informal review of the State of Alaska’s 401 certification (the “Certification”) by the Director of the Division of Water in the Alaska Department of Environmental Conservation (ADEC). In October 2018, the Director responded to the request by deciding to conduct the informal review and reissued the Certification on April 4, 2019.  On April 24, 2019, Earthjustice requested a second informal review of the Certification and the request was granted by ADEC on May 4, 2019. A decision on the second informal review of the Certification is expected in the first half of 2020.

The final approvals of the Donlin Gold Reclamation Plan and final Waste Management Permit were issued on January 18, 2019. On February 7, 2019, Earthjustice, on behalf of ONC, Akiak Native Community, Chefornak Traditional Council, Chevak Traditional Council, Chuloonawick Native Village, Native Village of Eek, Kasigluk Traditional Council, Kongiganak Traditional Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Native Village of Nightmute, Sleetmute Traditional Council, Tuluksak Native Community, and Native Village of Tununak, filed an administrative appeal of the Reclamation Plan Approval. ADNR denied the appeal of the Donlin Gold Reclamation Plan Approval and permit on December 31, 2019 and affirmed DMLW’s original decision. Additionally, Earthjustice, representing the same tribal entities in the appeal of the Reclamation Plan Approval, requested an informal review of the Waste Management Permit, which was completed by ADEC’s Division of Water on June 25, 2019 with their original decision upheld and with no further appeal.

Donlin Gold LLC, with support from the project owners (NOVAGOLD and Barrick) is committed to growing strong and collaborative working relationships to preserve traditional lifestyles and support economic development for the benefit of Calista Corporation and The Kuskokwim Corporation shareholders (owners of the mineral and surface rights, respectively) and the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC and our Native Corporation partners remain actively engaged in environmental sustainability projects and extensive outreach efforts with local stakeholders through multiple traditional village council meetings, regional tribal gatherings, events and village visits across the Y-K region.

The Donlin Gold LLC board must approve a construction program and budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold LLC board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, project changes made by Donlin Gold LLC or any impact on operations from COVID-19.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Outlook

We do not currently generate operating cash flows. At February 29, 2020, we had cash and cash equivalents of $59.7 million and term deposits of $81.0 million. At present, we believe that these balances are sufficient to cover anticipated funding of the Donlin Gold project and NOVAGOLD’s general and administrative costs. Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2019, as filed with the SEC and the Canadian Securities Regulators on January 22, 2020, and Part II, Item 1A of this Form 10-Q.

For 2020, we continue to expect to spend approximately $31 million, including $20 million to fund our share of expenditures at the Donlin Gold project and $11 million for general and administrative costs. The continued spread of COVID-19 could materially and adversely impact the Company’s business including without limitation, employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, restrictions or delays to the Donlin Gold drill program and/or the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control.

Summary of Consolidated Financial Performance

	Three months ended
	February 29,	February 28,
($ thousands, except per share)	2020	2019
General and administrative	$(4,714)	$(4,340)
Equity loss - Donlin Gold	(1,568)	(1,323)
Loss from operations	$(6,282)	$(5,663)

Net loss	$(6,595)	$(6,323)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)

Results of Operations

First quarter 2020 compared to 2019

General and administrative expense increased from $4.3 million in 2019 to $4.7 million in 2020 primarily due to higher share-based compensation and regulatory costs. Equity loss – Donlin Gold increased from $1.3 million in 2019 to $1.6 million in 2020 due to preparations for the 2020 drilling program.

Liquidity, Capital Resources and Capital Requirements

	At	At
($ thousands)	February 29, 2020	November 30, 2019	Change
Cash and cash equivalents	$59,699	$67,549	$(7,850)
Term deposits	$81,000	$81,000	$—

In the first three months of 2020, total Cash, cash equivalents and Term deposits decreased by $7.9 million of which $3.5 million was used in operating activities for administrative costs and working capital changes, $2.6 million was used to fund Donlin Gold and $1.7 million related to withholding taxes paid on vested performance share units (PSUs). Effects of exchange rate changes also decreased cash by $0.1 million. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

	Three months ended
	February 29,	February 28,
($ thousands, except per share)	2020	2019
Net cash (used in) provided from:
Operating activities	$(3,497)	$(3,150)
Investing activities	$(2,600)	$6,103
Financing activities	$(1,652)	$(1,197)

First quarter 2020 compared to 2019

Net cash used in operating activities of continuing operations increased by $0.3 million, due to lower interest income and higher regulatory fees partially offset by changes in working capital. Net cash provided from (used in) investing activities of continuing operations included a $1.7 million increase in Donlin Gold funding due to preparations for the commencement of fieldwork in March 2020. In the prior year period, term deposits were reduced by $7.0 million, with the proceeds deposited in interest-bearing savings accounts.

Outstanding share data

As of March 25, 2020, the Company had  328,671,632 common shares issued and outstanding. Also, as of March 25, 2020, the Company had: i) a total of 12,947,597 stock options outstanding; 4,058,298 of those stock options with a weighted-average exercise price of C$5.35 and the remaining 8,889,299 with a weighted-average exercise price of $4.50; and ii) 1,684,000 PSUs and 270,069 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 15,743,666 common shares.

Accounting Developments

For a discussion of Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at February 29, 2020, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.1 million in the interest accrued on the promissory note per annum.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 29, 2020. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2019, as filed with the SEC on January 22, 2020. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2019, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

The outbreak of the coronavirus (COVID-19) may affect our operations.

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

The Company’s business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the coronavirus emerged in China and the virus has now spread to several other countries, including Canada and the U.S., and infections have been reported globally. The extent to which the coronavirus impacts the Company’s business, including its operations and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus could impact the Company’s business including without limitation, employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, restrictions or delays to the Donlin Gold drill program and/or the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on the its business, financial condition and results of operations.

There can be no assurance that the Company's personnel will not be impacted by these pandemic diseases and ultimately see its workforce productivity reduced or incur increased medical costs or insurance premiums as a result of these health risks.

In addition, a significant outbreak of coronavirus could result in a widespread global health crisis that could adversely affect global economies and financial markets resulting in an economic downturn that could have an adverse effect on the demand for precious metals and our future prospects.

As a result of proposed IRS regulations, potential investors should be aware that we may become a “passive foreign investment company” under the U.S. Internal Revenue Code, which may result in adverse tax consequences for investors in the United States.

Acquiring, holding or disposing of our securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Quarterly Report on Form 10-Q, or in our most recent Annual Report on Form 10-K. In particular, potential investors that are U.S. taxpayers should be aware that we may be considered a “passive foreign investment company” under Section 1297(a) of the U.S. Internal Revenue Code (a PFIC). We believe that we were not a PFIC for our tax year ended November 30, 2019 but may become a PFIC for future tax years. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, a U.S. taxpayer will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

The Internal Revenue Service has proposed new regulations which, if finalized as proposed, would likely result in us being considered a PFIC in future tax years.

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

Alternatively, a U.S. taxpayer that makes a timely “QEF election” generally will be subject to U.S. federal income tax on such U.S. taxpayer’s pro rata share of our “net capital gain” and “ordinary earnings” (calculated under U.S. federal income tax rules), regardless of whether such amounts are actually distributed by us. As a second alternative, a U.S. taxpayer may make a “mark-to-market election” if we are a PFIC and the common shares are marketable stock. A U.S. taxpayer that makes a mark-to-market election generally will include in gross income, for each taxable year in which we are a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the common shares as of the close of such taxable year over (b) such U.S. taxpayer’s tax basis in such common shares. U.S. taxpayers are advised to consult their own tax advisors regarding the PFIC rules.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5.Other Information.

None.

Item 6.Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 1, 2020	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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