Form 10-Q
period 2020-05-31
NOVAGOLD RESOURCES INC
filed 2020-06-24
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2020

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

As of June 17, 2020, the Company had 329,597,770 Common Shares, no par value, outstanding.

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

●	competition in the mining industry;

●	risks related to governmental regulation and permits, including environmental regulation;

●	risks related to our largest shareholder;

●	risks related to conflicts of interests of some of the directors and officers of the Company;

●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

●	credit, liquidity, interest rate and currency risks;

●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

●	risks related to our need to attract and retain qualified management and technical personnel;

●	uncertainty as to the outcome or expense of potential litigation;

●	risks related to information technology systems;

●	risks related to the Company’s status as a “passive foreign investment company” in the United States; and

●	risks related to global climate change.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At May 31, 2020	At November 30, 2019
ASSETS
Cash and cash equivalents	$53,329	$67,549
Term deposits	81,000	81,000
Other assets (Note 6)	1,013	1,790
Current assets	135,342	150,339
Notes receivable (Note 4)	94,327	92,679
Investment in Donlin Gold (Note 5)	3,462	1,840
Other assets (Note 6)	1,900	977
Total assets	$235,031	$245,835

LIABILITIES
Accounts payable and accrued liabilities	$532	$880
Accrued payroll and related benefits	1,115	2,143
Income taxes payable	139	138
Lease obligations (Note 12)	192	—
Other liabilities	182	182
Current liabilities	2,160	3,343
Promissory note (Note 7)	106,947	103,787
Lease obligations (Note 12)	491	—
Deferred income taxes	1,097	751
Total liabilities	110,695	107,881

Commitments and contingencies (Notes 7 and 12)

EQUITY
Common shares	1,970,299	1,965,573
Contributed surplus	79,352	82,254
Accumulated deficit	(1,898,893)	(1,885,065)
Accumulated other comprehensive loss	(26,422)	(24,808)
Total equity	124,336	137,954
Total liabilities and equity	$235,031	$245,835

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

 These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 24, 2020. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Operating expenses:
General and administrative (Note 9)	$4,387	$4,215	$9,101	$8,555
Equity loss – Donlin Gold (Note 5)	3,700	2,198	5,268	3,521
	8,087	6,413	14,369	12,076

Loss from operations	(8,087)	(6,413)	(14,369)	(12,076)
Interest expense on promissory note	(1,400)	(1,861)	(3,160)	(3,659)
Accretion of notes receivable	824	796	1,648	1,591
Other income, net (Note 10)	1,694	2,319	2,581	3,019
Loss before income taxes and other items	(6,969)	(5,159)	(13,300)	(11,125)
Income tax expense	(264)	(356)	(528)	(713)
Net loss	$(7,233)	$(5,515)	$(13,828)	$(11,838)

Other comprehensive loss:
Foreign currency translation adjustments	(1,159)	(1,397)	(1,614)	(878)
	(1,159)	(1,397)	(1,614)	(878)

Comprehensive loss	$(8,392)	$(6,912)	$(15,442)	$(12,716)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares outstanding
Basic and diluted (thousands)	329,111	325,245	328,700	325,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Operating activities:
Net loss	$(7,233)	$(5,515)	$(13,828)	$(11,838)
Adjustments:
Equity loss – Donlin Gold	3,700	2,198	5,268	3,521
Share-based compensation	1,715	1,542	3,476	3,073
Interest expense on promissory note	1,400	1,861	3,160	3,659
Deferred income tax expense	173	167	346	334
Foreign exchange gain	(882)	(1,209)	(1,260)	(823)
Accretion of notes receivable	(824)	(796)	(1,648)	(1,591)
Change in fair value of marketable securities	(298)	(14)	(290)	(58)
Other operating adjustments	6	3	10	7
Net change in operating assets and liabilities (Note 13)	409	2	(565)	(1,195)
Net cash used in operating activities of continuing operations	(1,834)	(1,761)	(5,331)	(4,911)

Investing activities:
Proceeds from term deposits	11,000	11,000	46,000	126,000
Purchases of term deposits	(11,000)	(11,000)	(46,000)	(119,000)
Funding of Donlin Gold	(4,290)	(2,909)	(6,890)	(3,806)
Net cash provided from (used in) investing activities	(4,290)	(2,909)	(6,890)	3,194

Financing activities:
Withholding tax on share-based compensation	—	—	(1,652)	(1,197)
Net cash used in investing activities	—	—	(1,652)	(1,197)

Effect of exchange rate changes on cash	(246)	(121)	(347)	(104)
Decrease in cash and cash equivalents	(6,370)	(4,791)	(14,220)	(3,018)
Cash and cash equivalents at beginning of period	59,699	22,777	67,549	21,004
Cash and cash equivalents at end of period	$53,329	$17,986	$53,329	$17,986

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Six months ended May 31, 2020
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2019	327,630	$1,965,573	$82,254	$(1,885,065)	$(24,808)	$137,954
Share-based compensation	—	—	1,761	—	—	1,761
Performance share units (PSUs) settled in shares	410	1,026	(1,026)	—	—	—
Stock options exercised	560	1,618	(1,618)	—	—	—
Withholding tax on PSUs	—	—	(1,652)	—	—	(1,652)
Net loss	—	—	—	(6,595)	—	(6,595)
Other comprehensive income	—	—	—	—	(455)	(455)
February 29, 2020	328,600	$1,968,217	$79,719	$(1,891,660)	$(25,263)	$131,013
Share-based compensation	—	—	1,715	—	—	1,715
Stock options exercised	998	2,082	(2,082)	—	—	—
Net loss	—	—	—	(7,233)	—	(7,233)
Other comprehensive loss	—	—	—	—	(1,159)	(1,159)
May 31, 2020	329,598	$1,970,299	$79,352	$(1,898,893)	$(26,422)	$124,336

	Six months ended May 31, 2019
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2018	323,223	$1,954,861	$87,987	$(1,857,682)	$(24,478)	$160,688
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	378	(378)	—
Share-based compensation	—	—	1,531	—	—	1,531
PSUs settled in shares	438	2,737	(2,737)	—	—	—
Stock options exercised	1,443	2,867	(2,867)	—	—	—
Withholding tax on PSUs	—	—	(1,197)	—	—	(1,197)
Net loss	—	—	—	(6,323)	—	(6,323)
Other comprehensive income	—	—	—	—	519	519
February 28, 2019	325,104	$1,960,465	$82,717	$(1,863,627)	$(24,337)	$155,218
Share-based compensation	—	—	1,542	—	—	1,542
Stock options exercised	205	468	(468)	—	—	—
Net loss	—	—	—	(5,515)	—	(5,515)
Other comprehensive loss	—	—	—	—	(1,397)	(1,397)
May 31, 2019	325,309	$1,960,933	$83,791	$(1,869,142)	$(25,734)	$149,848

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

On December 1, 2019, the Company adopted this standard using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three- and six-month periods ended May 31, 2020 are presented under ASC Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. All leases were reassessed under the new standard including lease identification, lease classification, and initial direct costs in relation to its leases in effect as of December 1, 2019. The Company also elected the practical expedients allowing: i) the use of hindsight in determining the lease term and assessing impairment of ROU assets based on all facts and circumstances through the effective date of the new standard; ii) the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year; and iii) to combine lease and non-lease components and expense variable payments as rent/lease expense in the period incurred.

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

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer considers the business as a single segment considering the performance of our investment in the Donlin Gold project in Alaska, USA (Note 5).

NOTE 4 – NOTES RECEIVABLE

The Company has notes receivable from Newmont Corp. (“Newmont”) including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, the Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying values of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. At May 31, 2020, the carrying value of the notes receivable was $94,327 including $5,929 of accumulated accretion. A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of May 31, 2020.

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

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Balance – beginning of period	$2,872	$783	$1,840	$1,209
Share of losses:
Mineral property expenditures	(3,665)	(2,194)	(5,208)	(3,504)
Depreciation	(35)	(4)	(60)	(17)
	(3,700)	(2,198)	(5,268)	(3,521)
Funding	4,290	2,909	6,890	3,806
Balance – end of period	$3,462	$1,494	$3,462	$1,494

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

	At May 31,	At November 30,
	2020	2019
Current assets: Cash, prepaid expenses and other receivables	$4,612	$3,115
Non-current assets: Property and equipment	831	462
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(1,816)	(1,737)
Non-current liabilities: Reclamation and lease obligations	(857)	(692)
Net assets	$35,462	$33,840

NOTE 6 – OTHER ASSETS

	At May 31, 2020	At November 30, 2019
Other current assets:
Accounts and interest receivable	$687	$1,100
Prepaid expenses	326	690
	$1,013	$1,790

Other long-term assets:
Marketable equity securities	$1,184	$935
Right-of-use assets	678	—
Office equipment	38	42
	$1,900	$977

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $106,947, comprised of $51,576 in principal, and $55,371 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,184 at May 31, 2020 ($935 at November 30, 2019), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Salaries and benefits	$1,605	$1,498	$3,239	$3,162
Share-based compensation (Note 11)	1,715	1,542	3,476	3,073
Office expense	563	551	1,183	1,222
Professional fees	180	360	582	590
Corporate communications and regulatory	322	261	617	501
Depreciation	2	3	4	7
	$4,387	$4,215	$9,101	$8,555

NOTE 10 – OTHER INCOME, NET

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Interest income	$514	$1,096	$1,031	$2,138
Foreign exchange gain	882	1,209	1,260	823
Change in fair market value of marketable securities	298	14	290	58
	$1,694	$2,319	$2,581	$3,019

NOTE 11 – SHARE-BASED COMPENSATION

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Stock options	$1,033	$915	$2,101	$1,837
Performance share unit plan	633	583	1,277	1,153
Deferred share unit plan	49	44	98	83
	$1,715	$1,542	$3,476	$3,073

Stock options

A summary of stock options outstanding as of May 31, 2020 and activity during the six months ended May 31, 2020 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2019	12,527	$3.98
Granted	1,747	7.20
Exercised	(2,661)	3.85
May 31, 2020	11,613	$4.44	2.57	$91,145
Vested and exercisable as of May 31, 2020	6,966	$4.05	1.83	$55,551

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other stock option-related information:

	Six months ended May 31,
	2020	2019
Weighted-average assumptions used to value stock option awards:
Expected volatility	46.2%	46.9%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	1.5%	2.7%
Expected forfeiture rate	3.1%	3.1%
Weighted-average grant-date fair value	$2.71	$1.46
Intrinsic value of options exercised	$15,198	$3,335
Cash received from options exercised	$—	$—

As of May 31, 2020, the Company had $4,609 of unrecognized compensation cost related to 4,648,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.5 years.

Performance share units

A summary of PSU awards outstanding as of May 31, 2020 and activity during the six months ended May 31, 2020 is as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2019	1,664	$3.76
Granted	452	6.92
Vested	(648)	6.96
Performance adjustment	216	6.96
May 31, 2020	1,684	$4.59	$22,656

As of May 31, 2020, the Company had $4,215 of unrecognized compensation cost related to 1,684,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.5 years.

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

Lease expenses are included in General and administrative expense – Office expense on the Condensed Consolidated Statements of Loss and include the following components for the six-month period ended May 31, 2020:

Operating lease cost	$100
Variable lease cost	57
Short-term lease cost	2
$159

On February 1, 2020, the Company recorded a new operating lease obligation of $380 arising from obtaining ROU assets.

Future minimum lease payments under non-cancellable operating leases as of May 31, 2020, were as follows:

2020 (excluding the three months ended May 31, 2020)	$107
2021	227
2022	232
2023	85
2024	87
Thereafter	7
Total future minimum lease payments	745
Less: imputed interest	(62)
Total	$683

Other information regarding leases for the six-month period ended May 31, 2020 includes the following:

Cash paid for operating leases	$94
Right-of-use assets obtained in exchange for lease liabilities	$380
Weighted average remaining lease term (years) – operating leases	3.6
Weighted average discount rate – operating leases	5%

NOTE 13 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Six months ended May 31,
	2020	2019
Changes in operating assets and liabilities:
Other assets	$781	$773
Accounts payable and accrued liabilities	(325)	(39)
Accrued payroll and related benefits	(1,021)	(1,929)
	$(565)	$(1,195)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and six-month periods ended May 31, 2020 and May 31, 2019. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2019, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

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

Second quarter highlights

COVID-19

NOVAGOLD’s most important objective is to secure the health and safety of its employees, partners and contractors. The Company has implemented policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been asked to work from home, avoid all non-essential travel, adhere to good hygiene practices, and engage in social distancing. Additionally, NOVAGOLD and its partner Barrick Gold through Donlin Gold LLC, have implemented a wide-ranging set of policies consistent with State of Alaska Health Department recommendations, travel restrictions and other COVID-19 measures in the region aimed at achieving the same objectives at Donlin Gold’s Anchorage office and the project site. As a precautionary measure, Donlin Gold LLC temporarily paused the drill program and placed the project site into care and maintenance in April through mid-May. The drill program and related site activities were re-started in late May and are being conducted in accordance with Donlin Gold’s coronavirus policies and procedures and all applicable State requirements.

Donlin Gold project

NOVAGOLD and Barrick continue to study ways to improve the project’s value and to reduce initial capital outlays through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for future financing of some capital-intensive infrastructure. To date, these additional studies have identified key areas that have the potential to add value and maximize the future opportunity and longevity of the project. In February 2020, Donlin Gold LLC opened the camp and in March commenced a drill program in the ACMA and Lewis resource areas. The objective is to validate recent geologic and resource modeling concepts, and to test potential extensions of high-grade zones focused on early life mining that have potential to add value. The program will provide the necessary data for NOVAGOLD and Barrick to decide on the next steps to update the Donlin Gold feasibility study and initiate the engineering work necessary to advance the project design before reaching a construction decision. As discussed above, Donlin Gold LLC temporarily paused the 2020 drill program due to COVID-19. The drill program recommenced in late-May and four drills are currently operating. Assuming no further interruptions, Donlin Gold LLC expects to complete a majority of the program by year-end. The owners will advance the Donlin Gold project in a safe, efficient, financially disciplined manner with a strong focus on environmental stewardship and social responsibility.

Our share of funding for the Donlin Gold project in the first six months of 2020 was $6.9 million for the drill program, administration, permitting and community engagement efforts. Our share of the Donlin Gold 2020 work program and budget totals $20 million, including $11 million for the drilling program and $9 million for administration, permitting and community engagement to continue to advance the project. The continued spread of COVID-19 could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to the drill program and/or the timing to process drill results and other metallurgical testing, and other factors that will depend on future developments beyond our control.

Donlin Gold LLC continues to support the State of Alaska to advance other permits and certificates needed for the project. The Alaska Department of Natural Resources’ (ADNR) issuance of the Alaska Dam Safety certificates for the tailings storage facility and water retention and diversion structures requires a thorough multi-year stepwise process to deliver a final construction package to ADNR.  The program necessary for the certificates, including geotechnical core drilling, test pits, overburden drilling, packer tests, hydrogeologic test well installation and pumping tests, and geophysical surveys, commenced in 2019. The field work has been temporarily paused pending the prioritization of the ongoing drill program.

ADNR’s Division of Mining, Land, and Water (DMLW) issued the easement land leases, land use permits, and material site authorizations for the proposed transportation facilities including the access road, airstrip, and upriver Jungjuk port, as well as the easement for the fiber optic cable on State lands on January 2, 2020. ADNR’s Division of Oil and Gas (DOG), issued the final State Right-of-Way (ROW) lease for the buried natural gas pipeline on January 17, 2020. On February 6, 2020, Cook Inletkeeper, on behalf of the Orutsararmiut Native Council (ONC), Susitna River Coalition, Kasigluk Traditional Council, and Tununak IRA Council, requested that the Commissioner of ADNR reconsider the decision to issue the ROW lease for the pipeline. The ADNR Commissioner denied the request for reconsideration on February 18, 2020. On March 19, 2020, Earthjustice, representing ONC, Chevak Native Village, Chuloonawick Native Village, Native Village of Eek, and Cook Inletkeeper, filed an appeal of the denial of the ROW lease issuance reconsideration request in the Superior Court of the State of Alaska at Anchorage (the “Alaska Superior Court”). On April 30, 2020, ADNR reversed itself and agreed to reconsider the decision to issue the ROW lease in accordance with the February 6, 2020 request made by Cook Inletkeeper. The reconsideration specifically will address additional analysis of cumulative effects. In response, the appeal filed in the Alaska Superior Court was dismissed without prejudice on May 20, 2020.

In 2018, Earthjustice, on behalf of ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the Yukon-Kuskokwim River Alliance, requested an informal review of the State of Alaska’s 401 certification (the “Certification”) by the Director of the Division of Water in the Alaska Department of Environmental Conservation (ADEC). In October 2018, the Director responded to the request by deciding to conduct the informal review and reissued the Certification on April 4, 2019. On April 24, 2019, Earthjustice requested a second informal review of the Certification and the request was granted by ADEC on May 4, 2019. On May 8, 2020, after a long and detailed technical and legal analysis including input from Donlin Gold, the Director issued his decision to uphold the April 2019 reissued Certification. On June 5, 2020, Earthjustice filed a formal appeal to the ADEC Commissioner; the appeal is in the form of a request for an Adjudicatory Hearing. The appeal specifically relates to expected compliance with the State’s water quality standards in Crooked Creek near the proposed mine site. On June 15, 2020, the ADEC Commissioner conditionally granted the request for the hearing.

The final approvals of the Donlin Gold Reclamation Plan and final Waste Management Permit were issued on January 18, 2019. On February 7, 2019, Earthjustice, on behalf of ONC, Akiak Native Community, Chefornak Traditional Council, Chevak Traditional Council, Chuloonawick Native Village, Native Village of Eek, Kasigluk Traditional Council, Kongiganak Traditional Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Native Village of Nightmute, Sleetmute Traditional Council, Tuluksak Native Community, and Native Village of Tununak, filed an administrative appeal of the Reclamation Plan Approval. ADNR denied the appeal of the Donlin Gold Reclamation Plan Approval and permit on December 31, 2019 and affirmed DMLW’s original decision. Additionally, Earthjustice, representing the same tribal entities in the appeal of the Reclamation Plan Approval, requested an informal review of the Waste Management Permit, which was completed by ADEC’s Division of Water on June 25, 2019 and resulted in their original decision being upheld and no further appeals filed.

Donlin Gold LLC, with support from the project owners (NOVAGOLD and Barrick) is committed to growing strong and collaborative working relationships to preserve traditional lifestyles and support economic development for the benefit of Calista Corporation and The Kuskokwim Corporation shareholders (owners of the mineral and surface rights, respectively) and the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC and our Native Corporation partners remain actively engaged in environmental sustainability projects and extensive outreach efforts with local stakeholders through multiple traditional village council meetings, regional tribal gatherings, events and village visits across the Y-K region. Donlin Gold LLC provided extensive support and assistance in the Y-K region with COVID-19 related issues in the second quarter.

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

Outlook

We do not currently generate operating cash flows. At May 31, 2020, we had cash and cash equivalents of $53.3 million and term deposits of $81.0 million. At present, we believe that these balances are sufficient to cover anticipated funding of the Donlin Gold project and NOVAGOLD’s general and administrative costs. Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2019, as filed with the SEC and the Canadian Securities Regulators on January 22, 2020, and Part II, Item 1A of this Form 10-Q.

For 2020, we continue to expect to spend approximately $31 million, including $20 million to fund our share of expenditures at the Donlin Gold project and $11 million for general and administrative costs. The continued spread of COVID-19 could materially and adversely impact the Company’s business including without limitation, employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to the Donlin Gold drill program and/or the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control.

Summary of Consolidated Financial Performance

	Three months ended May 31,		Six months ended May 31,
($ thousands, except per share)	2020	2019	2020	2019
General and administrative	$(4,387)	$(4,215)	$(9,101)	$(8,555)
Equity loss - Donlin Gold	(3,700)	(2,198)	(5,268)	(3,521)
Loss from operations	$(8,087)	$(6,413)	$(14,369)	$(12,076)

Net loss	$(7,233)	$(5,515)	$(13,828)	$(11,838)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Results of Operations

Second quarter 2020 compared to 2019

Loss from operations increased from $6.4 million in 2019 to $8.1 million in 2020 due to higher general and administrative expense and higher costs at Donlin Gold LLC. General and administrative expense increased from $4.2 million in 2019 to $4.4 million in 2020 primarily due to higher salaries and benefits and share-based compensation costs. Equity loss – Donlin Gold increased from $2.2 million in 2019 to $3.7 million in 2020 due to the 2020 drilling program.

Net loss increased from $5.5 million ($0.02 per share) in 2019 to $7.2 million ($0.02 per share) in 2020, primarily due to higher operating losses and lower interest income, partially offset by lower interest expense on the promissory note payable to Barrick and foreign exchange movements.

First six months 2020 compared to 2019

Loss from operations increased from $12.1 million in 2019 to $14.4 million in 2020 due to higher general and administrative expense and higher costs at Donlin Gold LLC. General and administrative expense increased by $0.5 million primarily due to higher share-based compensation and regulatory costs. At Donlin Gold expenses increased by $1.7 million due to the 2020 drilling program.

Net loss increased from $11.8 million ($0.04 per share) in 2019 to $13.8 million ($0.04 per share) in 2020, primarily due to higher operating losses and lower interest income, partially offset by lower interest expense on the promissory note payable to Barrick and foreign exchange movements.

Liquidity, Capital Resources and Capital Requirements

	At	At
($ thousands)	May 31, 2020	November 30, 2019	Change
Cash and cash equivalents	$53,329	$67,549	$(14,220)
Term deposits	$81,000	$81,000	$—

In the first six months of 2020, total Cash, cash equivalents and Term deposits decreased by $14.2 million of which $5.3 million was used in operating activities for administrative costs and working capital changes, $6.9 million was used to fund Donlin Gold and $1.7 million related to withholding taxes paid on vested performance share units (PSUs). Effects of exchange rate changes also decreased cash by $0.3 million. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

	Three months ended May 31,		Six months ended May 31,
($ thousands)	2020	2019	2020	2019
Net cash (used in) provided from:
Operating activities	$(1,834)	$(1,761)	$(5,331)	$(4,911)
Investing activities	$(4,290)	$(2,909)	$(6,890)	$3,194
Financing activities	$—	$—	$(1,652)	$(1,197)

Second quarter 2020 compared to 2019

Net cash used in operating activities increased by $0.1 million, due to lower interest income, partially offset by changes in working capital. Net cash provided from (used in) investing activities included a $1.4 million increase in Donlin Gold funding due to the 2020 drilling program.

First six months 2020 compared to 2019

Net cash used in operating activities increased by $0.4 million, primarily due to lower interest income, partially offset by changes in working capital. Net cash provided from (used in) investing activities included a $3.1 million increase in Donlin Gold funding due to the 2020 drilling program. For the six-month period in 2019, term deposits decreased by $7.0 million, with the proceeds deposited in interest-bearing savings accounts. Net cash used in financing activities related to withholding taxes paid on vested performance share units.

Outstanding share data

As of June 17, 2020, the Company had 329,597,770 common shares issued and outstanding. Also, as of June 17, 2020, the Company had: i) a total of 11,613,663 stock options outstanding; 2,846,898 of those stock options with a weighted-average exercise price of C$5.47 and the remaining 8,766,765 with a weighted-average exercise price of $4.60; and ii) 1,684,000 PSUs and 274,990 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 14,414,653 common shares.

Accounting Developments

For a discussion of Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Interim Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, term deposit investments and notes receivable. All term deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less. The notes are receivable from a subsidiary of Newmont. The notes are guaranteed by Newmont, a publicly traded company with investment-grade credit ratings.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at May 31, 2020, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.1 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2020. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the coronavirus emerged in China and the virus has now spread to several other countries, including Canada and the U.S., and infections have been reported globally. The extent to which the coronavirus impacts the Company’s business, including its operations and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus could materially and negatively impact the Company’s business including without limitation, employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or additional delays to the Donlin Gold drill program and/or the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on the its business, financial condition and results of operations.

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

Acquiring, holding or disposing of our securities may have tax consequences under the laws of Canada and the United States that are not disclosed in this Quarterly Report on Form 10-Q, or in our most recent Annual Report on Form 10-K. In particular, potential and current investors that are U.S. taxpayers should be aware that we may be considered a “passive foreign investment company” under Section 1297(a) of the U.S. Internal Revenue Code (a PFIC). We believe that we were not a PFIC for our tax year ended November 30, 2019 but may become a PFIC for future tax years. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, shareholders that are U.S. taxpayers will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

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

Date: June 24, 2020	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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