Form 10-Q
period 2020-08-31
NOVAGOLD RESOURCES INC
filed 2020-09-30
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2020

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

As of September 23, 2020, the Company had 329,912,479 Common Shares, no par value, outstanding.

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

PART I      - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	At August 31, 2020	At November 30, 2019
ASSETS
Cash and cash equivalents	$45,348	$67,549
Term deposits	81,000	81,000
Notes receivable (Note 4)	72,611	—
Other assets (Note 6)	1,158	1,790
Current assets	200,117	150,339
Notes receivable (Note 4)	22,551	92,679
Investment in Donlin Gold (Note 5)	4,005	1,840
Other assets (Note 6)	2,321	977
Total assets	$228,994	$245,835

LIABILITIES
Accounts payable and accrued liabilities	$968	$880
Accrued payroll and related benefits	1,674	2,143
Income taxes payable	139	138
Lease obligations (Note 12)	201	—
Other liabilities	182	182
Current liabilities	3,164	3,343
Promissory note (Note 7)	108,375	103,787
Lease obligations (Note 12)	455	—
Deferred income taxes	1,272	751
Total liabilities	113,266	107,881

Commitments and contingencies (Notes 7 and 12)

EQUITY
Common shares	1,970,299	1,965,573
Contributed surplus	81,135	82,254
Accumulated deficit	(1,911,629)	(1,885,065)
Accumulated other comprehensive loss	(24,077)	(24,808)
Total equity	115,728	137,954
Total liabilities and equity	$228,994	$245,835

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on September 30, 2020. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Operating expenses:
General and administrative (Note 9)	$4,745	$4,075	$13,846	$12,630
Equity loss – Donlin Gold (Note 5)	6,150	3,141	11,418	6,662
	10,895	7,216	25,264	19,292

Loss from operations	(10,895)	(7,216)	(25,264)	(19,292)
Interest expense on promissory note	(1,428)	(1,887)	(4,588)	(5,546)
Accretion of notes receivable	835	805	2,483	2,396
Other income (expense), net (Note 10)	(982)	501	1,599	3,520
Loss before income taxes and other items	(12,470)	(7,797)	(25,770)	(18,922)
Income tax expense	(266)	(259)	(794)	(972)
Net loss	(12,736)	(8,056)	(26,564)	(19,894)

Other comprehensive loss:
Foreign currency translation adjustments	2,345	900	731	22
	2,345	900	731	22

Comprehensive loss	$(10,391)	$(7,156)	$(25,833)	$(19,872)

Net loss per common share – basic and diluted	$(0.04)	$(0.02)	$(0.08)	$(0.06)

Weighted average shares outstanding
Basic and diluted (thousands)	329,598	326,050	329,001	325,280

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Operating activities:
Net loss	$(12,736)	$(8,056)	$(26,564)	$(19,894)
Adjustments:
Equity loss – Donlin Gold	6,150	3,141	11,418	6,662
Share-based compensation	1,783	1,552	5,259	4,625
Interest expense on promissory note	1,428	1,887	4,588	5,546
Deferred income tax expense	175	169	521	503
Foreign exchange (gain) loss	1,745	782	485	(41)
Accretion of notes receivable	(835)	(805)	(2,483)	(2,396)
Change in fair value of marketable securities	(372)	(190)	(662)	(248)
Other operating adjustments	4	4	14	11
Net change in operating assets and liabilities (Note 13)	832	1,143	267	(52)
Net cash used in operating activities	(1,826)	(373)	(7,157)	(5,284)

Investing activities:
Proceeds from term deposits	—	40,000	46,000	166,000
Purchases of term deposits	—	—	(46,000)	(119,000)
Funding of Donlin Gold	(6,693)	(3,840)	(13,583)	(7,646)
Net cash provided from (used in) investing activities	(6,693)	36,160	(13,583)	39,354

Financing activities:
Withholding tax on share-based compensation	—	—	(1,652)	(1,197)
Net cash used in investing activities	—	—	(1,652)	(1,197)

Effect of exchange rate changes on cash	538	108	191	4
Increase (Decrease) in cash and cash equivalents	(7,981)	35,895	(22,201)	32,877
Cash and cash equivalents at beginning of period	53,329	17,986	67,549	21,004
Cash and cash equivalents at end of period	$45,348	$53,881	$45,348	$53,881

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Nine months ended August 31, 2020
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2019	327,630	$1,965,573	$82,254	$(1,885,065)	$(24,808)	$137,954
Share-based compensation	—	—	1,761	—	—	1,761
Performance share units (PSUs) settled in shares	410	1,026	(1,026)	—	—	—
Stock options exercised	560	1,618	(1,618)	—	—	—
Withholding tax on PSUs	—	—	(1,652)	—	—	(1,652)
Net loss	—	—	—	(6,595)	—	(6,595)
Other comprehensive income	—	—	—	—	(455)	(455)
February 29, 2020	328,600	$1,968,217	$79,719	$(1,891,660)	$(25,263)	$131,013
Share-based compensation	—	—	1,715	—	—	1,715
Stock options exercised	998	2,082	(2,082)	—	—	—
Net loss	—	—	—	(7,233)	—	(7,233)
Other comprehensive loss	—	—	—	—	(1,159)	(1,159)
May 31, 2020	329,598	$1,970,299	$79,352	$(1,898,893)	$(26,422)	$124,336
Share-based compensation	—	—	1,783	—	—	1,783
Net loss	—	—	—	(12,736)	—	(12,736)
Other comprehensive loss	—	—	—	—	2,345	2,345
August 31, 2020	329,598	$1,970,299	$81,135	$(1,911,629)	$(24,077)	$115,728

	Nine months ended August 31, 2019
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2018	323,223	$1,954,861	$87,987	$(1,857,682)	$(24,478)	$160,688
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	378	(378)	—
Share-based compensation	—	—	1,531	—	—	1,531
PSUs settled in shares	438	2,737	(2,737)	—	—	—
Stock options exercised	1,443	2,867	(2,867)	—	—	—
Withholding tax on PSUs	—	—	(1,197)	—	—	(1,197)
Net loss	—	—	—	(6,323)	—	(6,323)
Other comprehensive income	—	—	—	—	519	519
February 28, 2019	325,104	$1,960,465	$82,717	$(1,863,627)	$(24,337)	$155,218
Share-based compensation	—	—	1,542	—	—	1,542
Stock options exercised	205	468	(468)	—	—	—
Net loss	—	—	—	(5,515)	—	(5,515)
Other comprehensive loss	—	—	—	—	(1,397)	(1,397)
May 31, 2019	325,309	$1,960,933	$83,791	$(1,869,142)	$(25,734)	$149,848
Share-based compensation	—	—	1,552	—	—	1,552
DSUs settled in shares	32	120	(120)	—	—	—
Stock options exercised	1,447	3,251	(3,251)	—	—	—
Net loss	—	—	—	(8,056)	—	(8,056)
Other comprehensive income	—	—	—	—	900	900
August 31, 2019	326,788	$1,964,304	$81,972	$(1,877,198)	$(24,834)	$144,244

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

On December 1, 2019, the Company adopted this standard using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three- and nine-month periods ended August 31, 2020 are presented under ASC Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. All leases were reassessed under the new standard including lease identification, lease classification, and initial direct costs in relation to its leases in effect as of December 1, 2019. The Company also elected the practical expedients allowing: i) the use of hindsight in determining the lease term and assessing impairment of ROU assets based on all facts and circumstances through the effective date of the new standard; ii) the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year; and iii) to combine lease and non-lease components and expense variable payments as rent/lease expense in the period incurred.

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

NOTE 4 – NOTES RECEIVABLE

The Company has notes receivable from Newmont Corp. (“Newmont”) including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, the Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying values of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. At August 31, 2020, the carrying value of the notes receivable was $95,162 including $6,764 of accumulated accretion. A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of August 31, 2020.

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

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Balance – beginning of period	$3,462	$1,494	$1,840	$1,209
Share of losses:
Mineral property expenditures	(6,111)	(3,125)	(11,319)	(6,629)
Depreciation	(39)	(16)	(99)	(33)
	(6,150)	(3,141)	(11,418)	(6,662)
Funding	6,693	3,840	13,583	7,646
Balance – end of period	$4,005	$2,193	$4,005	$2,193

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

	At August 31,	At November 30,
	2020	2019
Current assets: Cash, prepaid expenses and other receivables	$5,531	$3,115
Non-current assets: Property and equipment	1,264	462
Non-current assets: Mineral property	32,692	32,692
Current liabilities: Accounts payable and accrued liabilities	(2,645)	(1,737)
Non-current liabilities: Reclamation and lease obligations	(837)	(692)
Net assets	$36,005	$33,840

NOTE 6 – OTHER ASSETS

	At August 31, 2020	At November 30, 2019
Other current assets:
Accounts and interest receivable	$1,005	$1,100
Prepaid expenses	153	690
	$1,158	$1,790

Other long-term assets:
Marketable equity securities	$1,637	$935
Right-of-use assets	648	—
Office equipment	36	42
	$2,321	$977

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $108,375, comprised of $51,576 in principal, and $56,799 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,637 at August 31, 2020 ($935 at November 30, 2019), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Salaries and benefits	$1,483	$1,562	$4,722	$4,724
Share-based compensation (Note 11)	1,783	1,552	5,259	4,625
Office expense	461	526	1,644	1,748
Professional fees	669	193	1,251	783
Corporate communications and regulatory	347	238	964	739
Depreciation	2	4	6	11
	$4,745	$4,075	$13,846	$12,630

NOTE 10 – OTHER INCOME (EXPENSE), NET

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Interest income	$391	$1,001	$1,422	$3,139
Change in fair market value of marketable securities	372	190	662	248
Foreign exchange gain (loss)	(1,745)	(782)	(485)	41
Other income	—	92	—	92
	$(982)	$501	$1,599	$3,520

NOTE 11 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Stock options	$1,095	$928	$3,196	$2,765
Performance share unit plan	636	585	1,913	1,738
Deferred share unit plan	52	39	150	122
	$1,783	$1,552	$5,259	$4,625

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Stock options

A summary of stock options outstanding as of August 31, 2020 and activity during the nine months ended August 31, 2020 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2019	12,527	$3.98
Granted	1,781	7.27
Exercised	(2,661)	4.01
August 31, 2020	11,647	$4.51	2.33	$71,012
Vested and exercisable as of August 31, 2020	6,966	$4.05	1.58	$45,163

The following table summarizes other stock option-related information:

	Nine months ended August 31,
	2020	2019
Weighted-average assumptions used to value stock option awards:
Expected volatility	46.2%	46.9%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	1.5%	2.7%
Expected forfeiture rate	3.1%	3.1%
Weighted-average grant-date fair value	$2.71	$1.46
Intrinsic value of options exercised	$15,198	$14,872
Cash received from options exercised	$—	$—

As of August 31, 2020, the Company had $3,810 of unrecognized compensation cost related to 4,681,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.25 years.

Performance share units

A summary of PSU awards outstanding as of August 31, 2020 and activity during the nine months ended August 31, 2020 is as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2019	1,664	$3.76
Granted	452	6.92
Vested	(648)	6.96
Performance adjustment	216	6.96
August 31, 2020	1,684	$4.59	$23,041

As of August 31, 2020, the Company had $3,779 of unrecognized compensation cost related to 1,684,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.25 years.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other PSU-related information:

	Nine months ended August 31,
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

Lease expenses are included in General and administrative expense – Office expense on the Condensed Consolidated Statements of Loss and include the following components for the nine-month period ended August 31, 2020:

Operating lease cost	$157
Variable lease cost	82
Short-term lease cost	3
$242

On February 1, 2020, the Company recorded a new operating lease obligation of $380 arising from obtaining ROU assets.

Future minimum lease payments under non-cancellable operating leases as of August 31, 2020, were as follows:

2020 (excluding the nine months ended August 31, 2020)	$55
2021	231
2022	237
2023	90
2024	91
Thereafter	8
Total future minimum lease payments	712
Less: imputed interest	(56)
Total	$656

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Other information regarding leases for the nine-month period ended August 31, 2020 includes the following:

Cash paid for operating leases	$149
Right-of-use assets obtained in exchange for lease liabilities	$380
Weighted average remaining lease term (years) – operating leases	3.4
Weighted average discount rate – operating leases	5%

NOTE 13 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Nine months ended August 31,
	2020	2019
Changes in operating assets and liabilities:
Other assets	$667	$603
Accounts payable and accrued liabilities	70	(273)
Accrued payroll and related benefits	(470)	(382)
	$267	$(52)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and nine-month periods ended August 31, 2020 and August 31, 2019. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2019, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

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

Third quarter highlights

COVID-19

NOVAGOLD’s most important objective is to ensure the health and safety of its employees, partners and contractors. The Company has implemented policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been asked to work from home, avoid all non-essential travel, adhere to good hygiene practices, and engage in social distancing.

Drilling activities resumed at Donlin Gold in late May, after temporarily pausing due to the COVID-19 pandemic, and following the announcement by Alaska’s Governor of the safe re-opening process for the State and easing of travel restrictions, and in consultation with employees, contractors and regional villages regarding safety measures. Donlin Gold has implemented a wide-ranging set of policies at its office in Anchorage and at the project site this year designed to prevent the spread of COVID-19, including: testing of all employees and contractors visiting the Donlin Gold project site; utilizing charters to safely deliver employees to and from camp to minimize in-region travel; screening and social distancing measures while at camp; more frequent sanitization practices; and increased communication around hygiene and sanitization practices, as well as identification of symptoms.

Donlin Gold LLC also responded to the COVID-19 pandemic with urgently needed community support, including delivery of food and supplies, alongside its Native Corporation partners Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC), owners of the project’s subsurface and surface rights respectively.

Donlin Gold project

NOVAGOLD and Barrick continue to study ways to improve the project’s value and to reduce initial capital outlays through enhanced project design and execution, engagement of third-party operators for certain activities, and potential for future financing of some capital-intensive infrastructure. To date, these additional studies have identified key areas that have the potential to add value and maximize the future opportunity and longevity of the project. In the third quarter, Donlin Gold LLC had four drills at the project site to advance the 2020 drill program in the ACMA and Lewis resource areas. The primary objective of the 2020 drill program, the largest such campaign at Donlin Gold since 2008, is to validate recent geological and resource modeling controls developed by the owners, Barrick and NOVAGOLD. The other objective is to test potential extensions of high-grade zones, most of which would be expected to be mined early in the life of a future mine. The newly obtained data should lead the partners to determine the next steps to update the Donlin Gold feasibility study and initiate the engineering work necessary to advance the project design before reaching a construction decision. As discussed above, drilling activities resumed at Donlin Gold in late May, after temporarily pausing due to the COVID-19 pandemic, and following the announcement by Alaska’s Governor of the safe re-opening process for the State and easing of travel restrictions, and in consultation with employees, contractors and regional villages regarding safety measures. NOVAGOLD and Barrick Gold issued a joint release on August 6, 2020 with an update on the recent drilling at Donlin Gold with significant distinct high-grade intervals intercepted in multiple areas, including good intervals near surface. Donlin Gold LLC completed the drilling in September 2020 with assays anticipated to be received by early 2021. The owners will advance the Donlin Gold project in a safe, efficient, financially disciplined manner with a strong focus on environmental stewardship and social responsibility.

Our share of funding for the Donlin Gold project in the first nine months of 2020 was $13.6 million for the drill program, administration, permitting and community engagement efforts. Our share of the Donlin Gold 2020 work program and budget totals $20 million, including $11 million for the drilling program and $9 million for administration, permitting and community engagement to continue to advance the project. The continued spread of COVID-19 could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to the drill program and/or the timing to process drill results and other metallurgical testing, and other factors that will depend on future developments beyond our control.

Donlin Gold LLC continues to support the State of Alaska to advance other permits and certificates needed for the project. The Alaska Department of Natural Resources’ (ADNR) issuance of the Alaska Dam Safety certificates for the tailings storage facility and water retention and diversion structures requires a thorough multi-year stepwise process to deliver a final construction package to ADNR. The program necessary for the certificates, including geotechnical core drilling, test pits, overburden drilling, packer tests, hydrogeologic test well installation and pumping tests, and geophysical surveys, commenced in 2019. The field work has been temporarily paused pending the prioritization of the 2020 drill program.

ADNR’s Division of Mining, Land, and Water (DMLW) issued the easement land leases, land use permits, and material site authorizations for the proposed transportation facilities including the access road, airstrip, and upriver Jungjuk port, as well as the easement for the fiber optic cable on State lands on January 2, 2020. ADNR’s Division of Oil and Gas (DOG), issued the final State Right-of-Way (ROW) lease for the buried natural gas pipeline on January 17, 2020. On February 6, 2020, Cook Inletkeeper, on behalf of the Orutsararmiut Native Council (ONC), Susitna River Coalition, Kasigluk Traditional Council, and Tununak IRA Council, requested that the Commissioner of ADNR reconsider the decision to issue the ROW lease for the pipeline. The ADNR Commissioner denied the request for reconsideration on February 18, 2020. On March 19, 2020, Earthjustice, representing ONC, Chevak Native Village, Chuloonawick Native Village, Native Village of Eek, and Cook Inletkeeper, filed an appeal of the denial of the ROW lease issuance reconsideration request in the Superior Court of the State of Alaska at Anchorage (the “Alaska Superior Court”). On April 30, 2020, ADNR reversed itself and agreed to reconsider the decision to issue the ROW lease in accordance with the February 6, 2020 request made by Cook Inletkeeper. The reconsideration is specifically addressing additional analysis of cumulative effects. In response, the appeal filed in the Alaska Superior Court was dismissed without prejudice on May 20, 2020. ADNR reissued additional information on the pipeline, including an updated cumulative effects analysis, for public comment on September 10, 2020. Donlin Gold LLC supported the State’s decision to complete this work and we expect that the final ROW lease authorization offer will be reissued in early 2021 by ADNR.

In 2018, Earthjustice, on behalf of ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the Yukon-Kuskokwim River Alliance, requested an informal review of the State of Alaska’s 401 certification (the “Certification”) by the Director of the Division of Water in the Alaska Department of Environmental Conservation (ADEC). In October 2018, the Director responded to the request by deciding to conduct the informal review and reissued the Certification on April 4, 2019. On April 24, 2019, Earthjustice requested a second informal review of the Certification and the request was granted by ADEC on May 4, 2019. On May 8, 2020, after a long and detailed technical and legal analysis including input from Donlin Gold, the Director issued his decision to uphold the April 2019 reissued Certification. On June 5, 2020, Earthjustice filed a formal appeal to the ADEC Commissioner; the appeal is in the form of a request for an Adjudicatory Hearing. The appeal specifically relates to compliance with the State’s water quality standards in Crooked Creek near the proposed mine site. On June 15, 2020, the ADEC Commissioner conditionally granted the request for the hearing. After completion of the hearing process, the ADEC Commissioner is expected to issue a decision on the appeal in late 2020 or early 2021.

Donlin Gold LLC, with support from the project owners (NOVAGOLD and Barrick) is committed to growing strong and collaborative working relationships to preserve traditional lifestyles and support economic development for the benefit of Calista, TKC and the Yukon-Kuskokwim (Y-K) region. Donlin Gold LLC and our Native Corporation partners remain actively engaged in environmental sustainability projects and extensive outreach efforts with local stakeholders through multiple traditional village council meetings, regional tribal gatherings, events and village visits across the Y-K region. Involving the local communities in all aspects of the project is core to both Barrick’s and NOVAGOLD’s philosophy as illustrated by the fact that approximately 80% of Donlin Gold direct hires are Alaska Natives.

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

Outlook

We do not currently generate operating cash flows. At August 31, 2020, we had cash and cash equivalents of $45.3 million and term deposits of $81.0 million. At present, we believe that these balances are sufficient to cover anticipated funding of the Donlin Gold project and NOVAGOLD’s general and administrative costs. Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2019, as filed with the SEC and the Canadian Securities Regulators on January 22, 2020, and Part II, Item 1A of this Form 10-Q.

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

Summary of Consolidated Financial Performance

	Three months ended August 31,		Nine months ended August 31,
($ thousands, except per share)	2020	2019	2020	2019
General and administrative	$(4,745)	$(4,075)	$(13,846)	$(12,630)
Equity loss - Donlin Gold	(6,150)	(3,141)	(11,418)	(6,662)
Loss from operations	$(10,895)	$(7,216)	$(25,264)	$(19,292)

Net loss	$(12,736)	$(8,056)	$(26,564)	$(19,894)

Net loss per common share – basic and diluted	$(0.04)	$(0.02)	$(0.08)	$(0.06)

Results of Operations

Third quarter 2020 compared to 2019

Loss from operations increased from $7.2 million in 2019 to $10.9 million in 2020 due to higher general and administrative expense and higher costs at Donlin Gold LLC. General and administrative expense increased from $4.1 million in 2019 to $4.7 million in 2020 primarily due to higher legal and share-based compensation costs. Equity loss – Donlin Gold increased from $3.1 million in 2019 to $6.2 million in 2020 due to the 2020 drilling program.

Net loss increased from $8.0 million ($0.02 per share) in 2019 to $12.7 million ($0.04 per share) in 2020, primarily due to higher operating losses, foreign exchange movements and lower interest income, partially offset by lower interest expense on the promissory note payable to Barrick.

First nine months 2020 compared to 2019

Loss from operations increased from $19.3 million in 2019 to $25.3 million in 2020 due to higher general and administrative expense and higher costs at Donlin Gold LLC. General and administrative expense increased by $1.2 million primarily due to higher share-based compensation, legal and regulatory costs. Our share of Donlin Gold LLC expenses increased by $4.8 million due to the 2020 drilling program.

Net loss increased from $19.9 million ($0.06 per share) in 2019 to $26.6 million ($0.08 per share) in 2020, primarily due to higher operating losses, lower interest income and foreign exchange movements, partially offset by lower interest expense on the promissory note payable to Barrick.

Liquidity, Capital Resources and Capital Requirements

	At	At
($ thousands)	August 31, 2020	November 30, 2019	Change
Cash and cash equivalents	$45,348	$67,549	$(22,201)
Term deposits	$81,000	$81,000	$—

In the first nine months of 2020, total Cash, cash equivalents and Term deposits decreased by $22.2 million of which $7.1 million was used in operating activities for administrative costs and working capital changes, $13.6 million was used to fund Donlin Gold and $1.7 million related to withholding taxes paid on vested performance share units (PSUs). Effects of exchange rate changes also increased cash by $0.2 million. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

	Three months ended August 31,		Nine months ended August 31,
($ thousands)	2020	2019	2020	2019
Net cash (used in) provided from:
Operating activities	$(1,826)	$(373)	$(7,157)	$(5,284)
Investing activities	$(6,693)	$36,160	$(13,583)	$39,354
Financing activities	$—	$—	$(1,652)	$(1,197)

Third quarter 2020 compared to 2019

Net cash used in operating activities increased by $1.5 million, due to lower interest income and higher general and administrative expense, partially offset by changes in working capital. Net cash provided from (used in) investing activities included a $2.9 million increase in Donlin Gold funding due to the 2020 drilling program. For the three-month period in 2019, term deposits decreased by $40.0 million, with the proceeds deposited in interest-bearing savings accounts.

First nine months 2020 compared to 2019

Net cash used in operating activities increased by $1.9 million, primarily due to lower interest income and higher general and administrative expense, partially offset by changes in working capital. Net cash provided from (used in) investing activities included a $5.9 million increase in Donlin Gold funding due to the 2020 drilling program. For the nine-month period in 2019, term deposits decreased by $47.0 million, with the proceeds deposited in interest-bearing savings accounts. Net cash used in financing activities relates to withholding taxes paid on vested performance share units.

Outstanding share data

As of September 23, 2020, the Company had 329,912,479 common shares issued and outstanding. Also, as of September 23, 2020, the Company had: i) a total of 11,157,163 stock options outstanding; 2,381,898 of those stock options with a weighted-average exercise price of C$5.62 and the remaining 8,775,265 with a weighted-average exercise price of $4.60; and ii) 1,684,000 PSUs and 280,363 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 13,963,526 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as at August 31, 2020, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.1 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2020. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 29, 2020, the Company filed a lawsuit against J Capital Research USA LLC (“J Capital”) in the U.S. District Court for the Eastern District of New York. In its Complaint, the Company alleges J Capital made defamatory and libelous statements about the Company, its assets and management in a report issued by J Capital on May 28, 2020. The Company is seeking unspecified damages from J Capital. We do not believe this litigation is material to the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2019, as filed with the SEC on January 22, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, as filed with the SEC on June 24, 2020. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: September 30, 2020	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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