Form 10-K
period 2020-11-30
NOVAGOLD RESOURCES INC
filed 2021-01-27
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price on the NYSE American of the registrant’s common shares on May 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) of $9.56 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $2,314,280,000.

As of January 20, 2021, the registrant had 331,320,620 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 1, 2021, in connection with the registrant’s fiscal year 2020 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVAGOLD RESOURCES INC.

TABLE OF CONTENTS

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2020.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at our mineral exploration and development properties;

●	our history of losses and expectation of future losses;

●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;

●	uncertainty of estimates of capital costs, operating costs, production and economic returns;

●	commodity price fluctuations;

●	risks related to market events and general economic conditions;

●	risks related to the coronavirus global health pandemic (COVID-19);

●	risks related to the third parties on which we depend for our exploration and development activities;

●	dependence on cooperation of joint venture partners in exploration and development of properties;

●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society;

●	the risk that permits and governmental approvals necessary to develop and operate mines on our properties will not be available on a timely basis, subject to reasonable conditions, or at all;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

●	risks related to lack of infrastructure required to develop, construct, and operate our mineral properties;

●	uncertainty related to title to our mineral properties;

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

Canadian NI 43-101 Definitions:

Terms defined in National Instrument (NI) 43-101 – Standards of Disclosure for Mineral Projects. The definitions of the terms “Mineral Reserve”, “Mineral Resource”, “Preliminary Feasibility Study”, “Pre-Feasibility Study” and “Feasibility Study” refer to the CIM Definition Standards, where they are defined. “Mining Studies” and “Qualified Person” are defined in NI 43-101, but not in CIM Definition Standards.

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

Early-Stage Exploration Property

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

Mineral Project

Any exploration, development, or production activity, including a royalty or similar interest in these activities, in respect of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals.

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

Written Disclosure

Includes any writing, picture, map, or other printed representation whether produced, stored, or disseminated on paper or electronically, including websites.

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

NOVAGOLD RESOURCES INC.

PART I

Item 1.     Business

Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold LLC (“Donlin Gold”), a limited liability company owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”).

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

We were incorporated by memorandum of association on December 5, 1984, under the Companies Act (Nova Scotia) as 1562756 Nova Scotia Limited. On January 14, 1985, we changed our name to NovaCan Mining Resources (l985) Limited and on March 20, 1987, we changed our name to NOVAGOLD RESOURCES INC. On May 29, 2013, our shareholders approved the continuance of the corporation into British Columbia. Subsequently, we filed the necessary documents in Nova Scotia and British Columbia, and we continued under the Business Corporations Act (British Columbia) effective as of June 10, 2013. The current addresses, telephone and facsimile numbers of our offices are:

Executive office	Corporate office
201 South Main Street, Suite 400	400 Burrard Street, Suite 1860
Salt Lake City, UT, USA 84111	Vancouver, BC, Canada V6C 3A6
Telephone (801) 639-0511	Toll free (866) 669-6227
Facsimile (801) 649-0509	Facsimile (604) 669-6272

NOVAGOLD RESOURCES INC.

Corporate Structure

As of November 30, 2020, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., AGC Resources Inc, NOVAGOLD (Bermuda) Alaska Limited and NOVAGOLD Resources (Bermuda) Limited.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

NOVAGOLD RESOURCES INC.

Human Capital Resources

On November 30, 2020, we had 13 full-time employees, of which four are located in Canada and nine are located in the United States. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering, and corporate governance.

Company Values

Our company culture is the cornerstone of all our human capital programs. Empowering every employee to be their best, affording every employee the opportunity to make a difference, and giving every employee a chance to be heard are core Company values. Our values extend to the communities in which we work. We have adopted a Human Rights Policy focused on our commitment to having a positive influence in the communities where we operate which includes ensuring that we respect human rights.

Diversity

As of the end of fiscal year 2020, 46% of our total workforce were women. Selection of individuals for executive and other positions with the Company is guided by the Company’s policy which “prohibits discrimination in any aspect of employment based on race, color, religion, sex, national origin, disability or age.” Our Board and management acknowledge the importance of all aspects of diversity including gender, ethnic origin, business skills and experience, because it is right to do so and because it is good for our business. When considering candidates for executive positions, the Board’s evaluation considers the broadest possible assessment of each candidate’s skills and background with the overriding objective of ensuring that we have the appropriate balance of skills, experience, and capacity that it needs to be successful. In the context of this overriding objective, we have determined not to set targets for the percentage of women, or other aspects of diversity, in executive officer positions.

Safety and Health

NOVAGOLD’s primary objective is to ensure the health and safety of its employees, partners, and contractors, and is reflected in its Health and Safety Policy. The Company has implemented COVID-19 policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. As a result of the COVID-19 pandemic, to reduce risk, our employees have been asked to work remotely, avoid all non-essential travel, adhere to good hygiene practices, and engage in physical distancing. Our focus on safety is also reflected at Donlin Gold LLC. As discussed in more detail under Recent Developments, Donlin Gold LLC has established a wide-ranging set of policies have been implemented at the Donlin Gold project site and Anchorage office designed to mitigate the spread of COVID-19.

Recent Developments

Donlin Gold FS

NOVAGOLD engaged Wood Canada Limited (Wood) to perform a detailed review of the costs used in the Donlin Gold FS (as defined in Item 2. below) to meet the Company’s reporting requirements.  Based on that cost review, Wood determined that updating the Donlin Gold FS using 2020 costs and new gold price guidance results in no material change to the mineral resources or mineral reserves. Therefore, the Donlin Gold FS is considered current and supportive of the scientific and technical information summarized in this Form 10-K that was derived from that report. Wood is currently updating all sections of the Donlin Gold FS with updated costs, economic assessment, permitting information, and technical information related to permitting, generated on the Donlin Gold project since 2011. NOVAGOLD intends to file the updated Technical Report on EDGAR at www.sec.gov and on SEDAR at www.sedar.com during 2021. The updated Donlin Gold FS does not incorporate the latest Donlin Gold optimization work on the geologic modeling concepts or other optimization work since these assessments are still underway.

COVID-19 response and community engagement

As noted above, NOVAGOLD’s primary objective is to ensure the health and safety of its employees, partners and contractors. The Company has implemented policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been asked to work remotely, avoid all non-essential travel, adhere to good hygiene practices, and engage in physical distancing.

At Donlin Gold LLC, with dedicated community partners in Alaska and in the Yukon-Kuskokwim (Y-K) region, who share the objective of protecting the health of Donlin Gold’s employees and contractors, a wide-ranging set of policies have been implemented at the Donlin Gold project site and Anchorage office this year designed to mitigate the spread of COVID-19. The plan included: testing of all employees and contractors visiting the Donlin Gold project site; utilizing charters to safely deliver employees to and from camp to minimize in-region travel; screening and physical distancing measures while at camp; more frequent sanitization practices; and increased communication around hygiene and sanitization practices, as well as identification of symptoms.

NOVAGOLD RESOURCES INC.

Donlin Gold LLC also responded to the COVID-19 pandemic with urgently needed community support, including delivery of food and supplies to 56 villages in the Y-K region, alongside its Native Corporation partners Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC), owners of the project’s subsurface and surface rights respectively. Despite this year’s challenges, Donlin Gold maintained community engagement programs related to environmental management, safety, training, educational, health and cultural initiatives.

Donlin Gold project

In 2020, Donlin Gold LLC completed an 85-hole drilling program totaling approximately 23,400 meters in both the ACMA and Lewis deposit areas. The primary objective of the program, the largest such campaign at Donlin Gold since 2008, was to validate recent geologic modeling concepts and testing for extensions of high-grade zones in both intrusive (igneous) and sedimentary rocks. Assay results received to-date from the 2020 drilling program have shown areas with higher grades observed over thinner intervals compared to those predicted by previous modeling, particularly in sedimentary rocks.

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

Competition

We compete with other mineral resource exploration and development companies for financing, technical expertise, and the acquisition of mineral properties. Many of the companies with whom we compete have greater financial and technical resources. Accordingly, these competitors may be able to spend greater amounts on the acquisition, exploration, and development of mineral properties. This competition could adversely impact our ability to finance further exploration and to obtain the financing necessary for us to develop our mineral properties.

Availability of Raw Materials and Skilled Employees

Most aspects of our business require specialized skills and knowledge. Such skills and knowledge include the areas of geology, drilling, resource estimating, metallurgy, mine planning, logistical planning, preparation of feasibility studies, permitting, engineering, construction and operation of a mine, financing, legal, accounting, investor relations, and community relations. Historically, we have found that we can locate and retain appropriate employees and consultants and we believe we will continue to be able to do so.

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

Seasonality

Our business can be seasonal as our mineral exploration and development activities take place in southwestern Alaska. Due to the northern climate, work on the Donlin Gold project can be limited due to excessive snow cover and cold temperatures. In general, surface work often is limited to late spring through early fall, although work in some locations is more readily and efficiently completed during the winter months when the ground is frozen.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five calendar years:

Year	High	Low	Average
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,271	$1,392
2020	$2,067	$1,474	$1,770
2021 (to January 20)	$1,943	$1,833	$1,873
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

We have a history of net losses and we expect to incur net losses for the foreseeable future. None of our mineral properties have advanced to the commercial production stage and we have no history of earnings or cash flow from operations. We expect to continue to incur net losses unless and until such time the Donlin Gold project commences commercial production and generates sufficient revenues to fund continuing operations. The development of our mineral properties to achieve production will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, including the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the process of obtaining required government permits and approvals, the availability and cost of financing, the participation of our partners, and the execution of any sale or joint venture agreements with strategic partners. These factors, and others, are beyond our control. There is no assurance that we will be profitable in the future.

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

We have limited financial resources. We will need external financing to develop and construct the Donlin Gold project. On December 5, 2011, we announced the total capital cost estimate for the Donlin Gold project was approximately $6.7 billion including costs related to the natural gas pipeline (100% basis). These cost estimates may change materially as our studies are updated. Our failure to obtain sufficient financing could result in the delay or indefinite postponement of exploration, development, construction, or production at the Donlin Gold project. The cost and terms of such financing may significantly reduce the expected benefits from development of the Donlin Gold project and/or render such development uneconomic. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable. Our failure to obtain financing could have a material adverse effect on our growth strategy and results of operations and financial condition.

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

The capital costs to take our projects into production may be significantly higher than anticipated. On December 5, 2011, we announced the initial capital cost estimate for the Donlin Gold project of approximately $6.7 billion, including costs related to the natural gas pipeline (100% basis). The previous initial capital cost estimate for the project released in April 2009 was $4.5 billion, which did not include the cost of a natural gas pipeline. Wood is currently updating all sections of the Donlin Gold FS with updated costs, economic assessment, permitting information, and technical information related to permitting, generated on the Donlin Gold project since 2011, which is anticipated to be finalized and filed during 2021. The economic assessment in the updated Donlin Gold FS may be materially different than in the 2011 study.

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

Capital costs, operating costs, production and economic returns, and other estimates contained in studies or estimates prepared by or for us may differ significantly from those anticipated by our current or future studies and estimates, and there can be no assurance that the initial capital costs incurred to construct, and the sustaining capital and operating costs incurred in operating the Donlin Gold project will not be higher than currently anticipated.

Changes in the market price of gold, which in the past has fluctuated widely, affect our financial condition.

Our profitability and long-term viability will depend, in large part, upon the market price of gold that may be produced from our Donlin Gold project. The market price of gold is volatile and is impacted by numerous factors beyond our control, including:

●	global or regional consumption patterns;

●	expectations with respect to the rate of inflation;

●	the relative strength of the U.S. dollar and certain other currencies;

●	interest rates;

●	global or regional political or economic conditions, including interest rates and currency values;

●	supply and demand for jewelry and industrial products containing gold; and

●	sales or purchases by central banks and other holders, speculators, and producers of gold in response to any of the above factors.

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

NOVAGOLD RESOURCES INC.

A decrease in gold prices or tightening of credit in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our ability to finance development and construction of the Donlin Gold project. Specifically:

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

The coronavirus (COVID-19) pandemic may affect our operations.

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

The Company’s business could be adversely impacted by the effects of COVID-19 or other epidemics. The extent to which COVID-19 impacts the Company’s business, including its operations and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic. In particular, the continued spread of COVID-19 could materially and negatively impact the Company’s business including without limitation, employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to future Donlin Gold drill programs and/or the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on its business, financial condition and results of operations.

There can be no assurance that the Company's personnel will not be impacted by these pandemic diseases and ultimately see its workforce productivity reduced and incur increased medical costs or insurance premiums as a result of these health risks.

We are dependent on a third party that participates in exploration and development of our Donlin Gold project.

Our success with respect to the Donlin Gold project depends on the efforts and expertise of a third party with whom we have contracted; we hold a 50% interest and the remaining 50% interest is held by a third party that is not under our control or direction. We are dependent on that third party for the progress and development of the Donlin Gold project. The third party may also have different priorities which could impact the timing and cost of development of the Donlin Gold project. The third party may also be in default of its agreement with us, without our knowledge, which may put the mineral property and related assets at risk. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our ability to achieve our business plan, profitability, or the viability of our interests held with the third party, which could have a material adverse impact on our business, future cash flows, earnings, results of operations and financial condition: (i) disagreement with the third party on how to develop and operate the Donlin Gold project efficiently; (ii) inability to exert influence over certain strategic decisions made in respect of the jointly-held Donlin Gold project; (iii) inability of the third party to meet its obligations to the joint business or other parties; and (iv) litigation with the third party regarding joint business matters.

Opposition to our operations from local stakeholders or non-governmental organizations could have a material adverse effect on us.

There is an increasing level of public concern relating to the effect of mining production on its surroundings, communities, and environment. Local communities and non-governmental organizations (NGOs), some of which oppose resource development, are often vocal critics of the mining industry. While we seek to operate in a socially responsible manner, opposition to extractive industries or our operations specifically or adverse publicity generated by local communities or NGOs related to extractive industries, or our operations specifically, could have an adverse effect on our reputation and financial condition or our relationships with the communities in which we operate. As a result of such opposition or adverse publicity, we may be unable to obtain permits necessary for our operations or to continue our operations as planned or at all. See “Recent Developments – Donlin Gold Project” above.

NOVAGOLD RESOURCES INC.

We require various permits to conduct our current and anticipated future operations, and delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

Our current and anticipated future operations, including further exploration and development activities and commencement of production on our mineral properties, require permits from various United States federal, state, and local governmental authorities. There can be no assurance that all permits that we require for the construction of mining facilities and to conduct mining operations will be obtainable on reasonable terms, or at all. Delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

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

NOVAGOLD RESOURCES INC.

The mineral resource and mineral reserve estimates contained in this Annual Report on Form 10-K have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold may render portions of our mineralization uneconomic and result in reduced reported mineralization. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our ability to implement our business strategy, the results of operations or our financial condition.

We have established the presence of proven and probable mineral reserves at our Donlin Gold project under Canadian standards. There can be no assurance that any mineral resource estimates for our mineral projects will ultimately be reclassified as mineral reserves. There can be no assurance that subsequent testing or future studies will establish proven and probable mineral reserves at our other mineral properties, if any. The failure to establish proven and probable mineral reserves could restrict our ability to successfully implement our strategies for long-term growth and could impact future cash flows, earnings, results of operation and financial condition.

Beginning with our fiscal year ending November 30, 2022, we will be subject to, and required to disclose our mineral resources and reserves in accordance with the new SEC mining rules contained in Subpart 1300 of Regulation S-K (the “New SEC Rules”). While the New SEC Rules are similar to Canadian NI 43-101, they are not identical and there can be no assurance that the reserves and resources reported under Canadian NI 43-101 will be the same as the reserves and resources to be reported under the New SEC Rules.

Lack of infrastructure could delay or prevent us from developing advanced projects.

Completion of the development of the Donlin Gold project is subject to various requirements, including the availability and timing of acceptable arrangements for power, water, transportation, access, and facilities. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development of the project. There can be no assurance that adequate infrastructure, including access and power supply, will be built, that it will be built in a timely manner or that the cost of such infrastructure will be reasonable or that it will be sufficient to satisfy the requirements of the project. If adequate infrastructure is not available in a timely manner, there can be no assurance that:

●	the development of the Donlin Gold project will be commenced or completed on a timely basis, if at all;

●	the resulting operations will achieve the anticipated production volume; or

●	the construction costs and ongoing operating costs associated with the development of the Donlin Gold project will not be higher than anticipated.

Access to the Donlin Gold project is limited and there is no infrastructure that serves the project area. An approximately 316-mile-long (509-kilometer) natural gas pipeline is needed to supply fuel to the proposed generating plant to provide power for the Donlin Gold project. The proposed pipeline would traverse generally undeveloped areas in Alaska that are difficult to access. Transportation of most of the supplies needed to construct and operate the Donlin Gold project would be accomplished by barging materials on the Kuskokwim River during the annual shipping season which typically occurs from late April to mid-October. Two ports would be needed on the Kuskokwim River, the first located in Bethel, Alaska, where ocean barges would transition materials to river barges; and the second located approximately 200 miles (320 kilometers) upriver from Bethel. A 30-mile-long (48-kilometer) access road from the upriver port to the project site is needed to deliver the materials. Additionally, a 5,000-foot-long (1,500-meter) airstrip would be built to provide year-round access to the project. Terrain, geologic conditions, ground conditions, steep slopes, river levels, ice breakup, weather, climate change impacts and other natural conditions that are beyond our control along the pipeline and transportation routes present design, permitting, construction, and operational challenges for the project. Cost and schedule estimates may increase significantly as more detailed engineering work, geotechnical and geological studies are completed.

Title and other rights to our mineral properties are subject to agreements with other parties.

The subsurface mineral and surface rights at the Donlin Gold project are owned by Calista and TKC, respectively, two native corporations. Donlin Gold LLC operates on these lands pursuant to a Mining Lease with Calista and a Surface Use Agreement with TKC. The ability of Donlin Gold LLC to continue to explore and develop the Donlin Gold project depends upon its continued compliance with the terms and conditions of the Mining Lease and Surface Use Agreement. Furthermore, our ability to continue to explore and develop other mineral properties may be subject to agreements with other third parties, including agreements with Native corporations, for instance.

NOVAGOLD RESOURCES INC.

Our largest shareholder has significant influence on us and may also affect the market price and liquidity of our securities.

Electrum Strategic Resources L.P. (“Electrum”) and its affiliate GRAT Holdings LLC hold in the aggregate 25.52% of our issued and outstanding common shares as of January 20, 2021. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the board of directors (the “Board”) and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. Electrum designated Igor Levental, President of The Electrum Group LLC, an investment advisor that manages Electrum’s investments, as its observer at our Board meetings. In July 2010, Mr. Levental was appointed to our Board. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman and Chief Executive Officer of The Electrum Group LLC. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

Some of the directors and officers have conflicts of interest as a result of their involvement with other natural resource companies.

Certain of our directors and officers also serve as directors, or have significant shareholdings in, other companies involved in natural resource exploration and development or mining-related activities. To the extent that such other companies may participate in ventures in which we may participate in or in ventures which we may seek to participate in, the directors and officers may have a conflict of interest. In all cases where the directors or officers have an interest in other companies, such other companies may also compete with us for the acquisition of mineral property investments. Any decision made by any of these directors and officers involving the Company will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of the Company. In addition, each of the directors is required to declare and refrain from voting on any matter in which these directors may have a conflict of interest in accordance with the procedures set forth in the Business Corporations Act (British Columbia) and other applicable laws. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. Nonetheless, as a result of these conflicts of interest, the Company may not have an opportunity to participate in certain transactions, which may have a material adverse effect on the Company’s business, profitability, financial condition, results of operation, and prospects.

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

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance. Reclamation may include requirements to:

●	treat ground and surface water to applicable water standards;

●	control dispersion of potentially deleterious effluents;

●	reasonably re-establish pre-disturbance landforms and vegetation; and

●	provide adequate financial assurance to ensure required reclamation of land affected by our activities.

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

We are exposed to credit, liquidity, and interest rate risk.

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our cash equivalents and term deposit investments are held through large Canadian chartered banks with high investment-grade ratings. These investments mature at various dates over the current operating period. A portion of the proceeds from the sale of our Galore Creek assets include notes receivable from a subsidiary of Newmont, a publicly traded company with investment-grade credit ratings. The notes receivable include a $75 million note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021 and a $25 million note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. An additional $75 million will be receivable if, and when a Galore Creek project construction plan is approved by the owner(s). No value was assigned to the final $75 million contingent note receivable due to the uncertainty with regards to the approval of a Galore Creek project construction plan. The carrying amount of financial assets recorded in the financial statements, net of any allowances for losses, represents our maximum exposure to credit risk.

NOVAGOLD RESOURCES INC.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We manage liquidity risk through the management of our capital structure and financial leverage. Accounts payable and accrued liabilities are due within one year from the balance sheet date.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2020, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $1.1 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Donlin Gold Project, Alaska, below.

Risks Related to Our Industry

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

Exploration, construction, and production activities may be limited or delayed by inclement weather and shortened exploration, construction and operating seasons. For example, Donlin Gold proposes to transport the bulk of the supplies required to operate the Donlin Gold project to the site from ports in the United States and Canada. This would require the supplies to be transported by barge on the Kuskokwim River which is free of ice and open for barge traffic for a limited period each year. Delays in the ice breakup or early freeze-up, low flow levels and water depths, or other conditions affecting the Kuskokwim River could delay or prevent Donlin Gold from transporting supplies to the site. Any such interference with the delivery of needed supplies to the Donlin Gold project could adversely affect the construction or operation of the project and/or the costs associated with these activities which, in turn, would adversely affect our business.

NOVAGOLD RESOURCES INC.

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

Our exploration, potential development and production activities in the United States are subject to regulation by governmental agencies under various environmental laws. To the extent that we conduct exploration activities or undertake new mining activities in other foreign countries, we will also be subject to environmental laws and regulations in those jurisdictions. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, use of water, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Environmental legislation and regulations continue to evolve, and the trend has been toward stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations may require significant capital outlays on our behalf and may cause material changes or delays in our intended activities. There can be no assurance that future changes in environmental regulations will not adversely affect our business, and it is possible that future changes in these laws or regulations could have a significant adverse impact on some portion of our business, causing us to re-evaluate those activities at that time.

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

Our business is subject to a number of risks and hazards generally including adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena, such as inclement weather conditions, floods, hurricanes and earthquakes. Such occurrences could result in damage to mineral properties or production facilities, personal injury or death, environmental damage to our properties or the property of others, delays in construction or mining, monetary losses, and possible legal liability.

Although we maintain insurance to protect against certain risks in such amounts as we consider reasonable, our insurance will not cover all the potential risks associated with a mining company’s operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as loss of title to mineral property, environmental pollution, or other hazards, as a result of exploration and production is not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect on our financial performance and results of operations.

NOVAGOLD RESOURCES INC.

Title and other rights to our mineral properties cannot be guaranteed and may be subject to prior unregistered agreements, transfers or claims and other defects.

We cannot guarantee that title to our mineral properties will not be challenged. We may not have, or may not be able to obtain, all necessary surface rights to develop a mineral property. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We have not conducted surveys of all the mineral properties in which we hold direct or indirect interests. A successful challenge to the precise area and location of these mineral properties could result in us being unable to operate on our mineral properties as permitted or being unable to enforce our rights with respect to our mineral properties. This could result in us not being compensated for our prior investment relating to the mineral property.

Rising metal prices encourage mining exploration, development, and construction activity, which in the past has increased demand for and cost of contract mining services and equipment.

Increases in metal prices tend to encourage increases in mining exploration, development, and construction activities. During past expansions, demand for and the cost of contract exploration, development and construction services and equipment have increased as well. Increased demand for and cost of services and equipment could cause project costs to increase materially, resulting in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and increased potential for scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development, or construction costs, result in project delays, or both. There can be no assurance that increased costs may not adversely affect our development of our mineral properties in the future.

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

We may be subject to legal proceedings.

Due to the nature of our business, we may be subject to a variety of regulatory investigations, claims, lawsuits, and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business.

General Risk Factors

The Company is dependent upon information technology systems, which are subject to disruption, damage, failure, and risks associated with implementation and integration.

The Company’s information technology systems used in its operations are subject to disruption, damage, or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or machines and equipment, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, the corruption of data or the disabling, misuse or malfunction of machines and equipment. Various measures have been implemented to manage the Company’s risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information or operational technology disruptions, the Company could potentially be subject to the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, financial condition or results of operations.

NOVAGOLD RESOURCES INC.

The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage the risks related to the system implementation and modification, but system modification failures could have a material adverse effect on the Company’s business, financial position, and results of operations.

We believe we were a passive foreign investment company (PFIC) in 2020 which could have negative tax consequences for U.S. investors.

U.S. holders of our common shares should be aware that we believe that for U.S. federal income tax purposes we were classified as a PFIC for our fiscal year ended November 30, 2020 and that we may continue to be classified as a PFIC in future years. The determination of whether the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If the Company is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

Extreme weather events (such as increased frequency or intensity of storms, increased snowpack, prolonged drought, and associated fire danger) have the potential to disrupt operations. Where appropriate the Donlin Gold project has developed contingency plans for managing extreme weather conditions; however, extended disruptions to supply lines due to extreme weather could result in interruption of activities at the project site, delay or increase the cost of construction of the project, or otherwise adversely affect our business.

Item 1B.	Unresolved Staff Comments

None.

NOVAGOLD RESOURCES INC.

Item 2.	Properties

The following descriptions summarize selected information about our 50% interest in the Donlin Gold project located in Alaska, USA. The Donlin Gold project is without known reserves, as defined under SEC Industry Guide 7. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for the Donlin Gold project is based on “Donlin Creek Gold Project Alaska, USA, NI 43-101 Technical Report on Second Updated Feasibility Study” (“Donlin Gold FS”) for the Donlin Gold project in southwestern Alaska, USA, prepared by AMEC Americas Limited, now known as Wood Canada Limited (Wood), effective date November 18, 2011 and amended and filed on January 15, 2012. NOVAGOLD engaged Wood to perform a detailed review of the capital and operating costs used in the Donlin Gold FS. Based on the review Wood determined that updating costs using 2020 information will result in no material change to the mineral resources or mineral reserves of the Donlin Gold project. Therefore, the Donlin Gold FS is considered current and supportive of the scientific and technical information summarized in this Form 10-K that was derived from that report. NOVAGOLD intends to file the updated Technical Report EDGAR at www.sec.gov and on SEDAR at www.sedar.com during 2021. The updated Donlin Gold FS does not incorporate the latest Donlin Gold optimization work on the geologic modeling concepts or other optimization work since these assessments are still underway.

The Donlin Gold FS has been filed with securities regulatory authorities in each province of Canada and with the SEC. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the Donlin Gold FS which is available for review on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

Kirk Hanson, P.E. is an independent Qualified Person as defined in NI 43-101, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K related to the Donlin Gold FS. Clifford Krall, P.E., Manager of Mine Engineering for the Company and a Qualified Person under NI 43-101, has approved the scientific and technical information included in this Annual Report on Form 10-K.

The Donlin Gold FS described herein was prepared under the November 2010 version of the CIM Definition Standards. The Qualified Persons who prepared the Donlin Gold FS certify that when applying the May 2014 version of the CIM Definition Standards, mineral reserves and mineral resources remain unchanged.

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

We entered into the limited liability company agreement with Barrick (“LLC Agreement”) dated December 1, 2007 which provided for the creation of Donlin Gold, which is jointly owned by us and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, we agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. As of November 30, 2020, the promissory note, including accrued interest, amounted to approximately $109.8 million. Funding for the project is currently shared by both parties on a 50/50 basis.

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

Other lands required for offsite infrastructure, such as the Jungjuk port site, the road from the port site to the mine site, and natural gas pipeline are categorized as Native, State of Alaska conveyed, or Bureau of Land Management (BLM) lands. Rights-of-way are required from other Alaska Native corporations, the State of Alaska and BLM for the road and pipeline alignments that cross Native corporation, state and federal lands.

Permits

Donlin Gold obtained the necessary permits and certifications that allowed for the exploration, associated feasibility study test work, environmental monitoring, and Environmental Impact Study (EIS) baseline data collection efforts. The current status of these permits is in line with the termination of the baseline data collection effort, temporary closure of the camp in May 2015, and the seasonal reopening of the site for the geological drill program from July to November 2017, the geotechnical drill program in 2019 for the issuance of the Dam Safety Certifications, and the latest geological drill program in 2020. The active permits include Alaska Department of Natural Resources (ADNR) temporary use of water; ADNR Application for Permit to Mine in Alaska approval for the 2020 drill program), the U.S. Army Corps of Engineering (individual 404 and nationwide 26 permits); Alaska Department of Environmental Conservation (ADEC) authorizations (septic system, multisector stormwater general permit – sector G, owners requested limit [air]); and Federal Aviation Administration approval (Landing Area). Other permits were either put on hold, closed, or allowed to expire.

On August 7, 2012, we announced that Donlin Gold commenced permitting of the project by submitting a draft Plan of Operations and Section 404 Clean Water Act (CWA) draft permit application to federal and state regulators. The Section 404 permit application initiated the environmental review process under the National Environmental Policy Act (NEPA) which involves preparation of an EIS. The Corps selected AECOM, formerly URS, an independent contractor, to prepare the EIS. The Notice of Intent for the EIS was published in the Federal Register on December 14, 2012 and the NEPA public scoping process was completed on March 29, 2013. During the remainder of 2013 and through 2014 and 2015, Donlin Gold worked to address the remaining data needs for the draft EIS. Donlin Gold also continued to provide application materials and maintained ongoing dialogue with the key permitting agencies. The Corps addressed the cooperating agency comments on the preliminary draft and filed the Notice of Availability for public release of the draft EIS in the Federal Register in November 2015. After the filing of the draft EIS, the Corps issued a schedule for public meetings on the Donlin Gold draft EIS in the Y-K region and Anchorage, Alaska. The Corps conducted, and at the end of May 2016 completed, a six-month public comment period for the draft EIS, including 17 public comment meetings in communities across the Y-K region and in Anchorage. The Corps received comments from federal and state agencies, local and tribal governments, Alaska Native organizations, businesses, special interest groups/NGOs, and individuals.

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

Several major State of Alaska permits were also issued and advanced during 2018 through 2020. After a public notice and comment period, ADEC issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the State’s water quality standards. The Alaska Pollutant Discharge Elimination System (APDES) water discharge permit was issued by ADEC on May 24, 2018 and became effective on July 1, 2018. The State of Alaska Department of Fish and Game issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. In May 2020 ADEC approved a second extension of the date by which construction of the Donlin Gold project as authorized by the Prevention of Significant Deterioration air quality permit must begin until December 31, 2021. The final approvals of the Donlin Gold Reclamation and Closure Plan and the Waste Management Permit were issued on January 18, 2019. ADNR issued the easement, land leases, land use permits, and material site authorizations for the proposed transportation facilities, and easement for the fiber optic cable on State lands on January 2, 2020.

On November 30, 2020, ADNR issued a public notice for comment on Donlin Gold’s 12 water rights applications for the mine site and transportation corridor. The public comment period was ended on December 15, 2020. Final authorizations of the water rights are expected in the first half of 2021. The Alaska Dam Safety certifications require additional fieldwork and more detailed engineering which commenced in 2019 and require a multi-year commitment.

On February 7, 2019, Earthjustice requested, and ADEC subsequently granted a request for informal review of the Waste Management Permit issuance. ADEC completed this review and affirmed its decision to issue this permit on July 25, 2019. There were no further appeals of the Waste Management Permit. On February 7, 2019, Earthjustice also appealed the Reclamation and Closure Plan approval. On December 31, 2019, ADNR after careful review, denied the appeal and affirmed the decision to approve the Reclamation and Closure Plan.

ADNR’s DMLW issued the easement, land leases, land use permits, and material site authorizations for the proposed transportation facilities including the access road, airstrip, and upriver Jungjuk port, as well as the easement for the fiber optic cable on State lands on January 2, 2020.

On January 28, 2019, ADNR’s State Pipeline Coordinator Services (SPCS) issued a preliminary decision to grant the State Right-of-Way authorization for the natural gas pipeline. The public comment period began on January 28, 2019 and ended on March 22, 2019. The final offer to lease was issued on January 17, 2020 and was accepted by Donlin Gold in February 2020. On February 6, 2020, Cook Inletkeeper, on behalf of the Susitna River Coalition and three Native village organizations requested that the ADNR Commissioner reconsider issuance of the ROW lease. The ADNR Commissioner denied the request for reconsideration on February 18, 2020. After Earthjustice filed a court appeal of the lease issuance and reconsideration denial, ADNR changed its position and accepted the reconsideration request on April 30, 2020 specifically to address cumulative effects. On September 10, 2020, ADNR issued a revised Consideration of Comments document, which specifically addresses the potential cumulative effects of the pipeline. The comment period on the revised document ended on November 9, 2020 and ROW lease offer is expected to be reissued in the first half of 2021.

In 2018, Earthjustice, on behalf of Orutsararmuit Native Council (ONC), Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and Yukon-Kuskokwim River Alliance, requested an informal review of the State of Alaska’s 401 certification. The request was granted and on April 4, 2019, ADEC completed the informal review and reissued the certification. On April 24, 2019, Earthjustice requested that ADEC vacate the reissued certification and conduct a second informal review of it. On May 8, 2019, ADEC denied the request to vacate the certification but granted the second informal review request. On May 7, 2020, ADEC sent a letter to Earthjustice indicating it had completed the second informal review and left the certification in place. On June 3, 2020, Earthjustice joined by ONC, Chevak, Kasigluk, Eek, Kwinhagak, Marshall, Nightmute, Tununak, Kwethluk, Kotlik, SalmonState, and the Alaska Community Action on Toxics filed a formal appeal with the ADEC Commissioner. The appeal process consists of an Administrative Hearing in front of an Administrative Law Judge (ALJ) appointed by the ADEC Commissioner. The ALJ was subsequently appointed. On July 31, 2020, based on the recommendations of the ALJ, the ADEC Commissioner determined that only ONC could join with Earthjustice in the appeal because the other parties had not participated in earlier stages of public comment and the informal reviews. The ALJ established a briefing schedule that extends through January 20, 2021. The ALJ’s opinion is expected by the end of the first quarter of 2021. Once the ALJ’s review is complete, the ADEC Commissioner has 45 days to reach a final decision.

Thirteen of the 56 village councils in the Calista Region (Native Village of Kasigluk, ONC, Native Village of Eek, Tuluksak Native Community, Tununak Council, Native Village of Nunapitchuk, Chuloonawick Tribal Council, Native Village of Kwigillingok, Native Village of Kongiganak, Chefornak Traditional Council, Chevak Native Village, Native Village of Napakiak and Quinhagak) have adopted resolutions opposing development of the Donlin Gold project.

Mineral Tenure

The 2011 Restated Exploration and Lode Mining Lease (“Calista Lease”) between Calista and Donlin Gold, includes subsurface (mineral) rights leased from Calista. Calista also owns the corresponding surface estate on a portion of these lands, the rights to which are also included in the Calista Lease. The Calista Lease provides Donlin Gold with rights to approximately 49,392 acres (19,988 hectares) of Calista-owned land. The Calista Lease was restated on February 11, 2011 to reflect all assignments and amendments made between its original execution on May 1, 1995 and February 11, 2011.  The Calista Lease was amended once again effective June 6, 2014 (the “2014 Amendment”).  The 2014 Amendment did not affect the lands subject to the Calista Lease as restated on February 11, 2011.

On June 9, 2014, the Company announced that Donlin Gold and TKC reached an updated long-term Surface Use Agreement (SUA) for the Donlin Gold Project. The SUA with TKC grants non-exclusive surface use rights to Donlin Gold for mining activities. TKC owns and contributed to the SUA the corresponding surface estate over most of Calista’s subsurface estate included in the Calista Lease as well as some additional surface estate. The SUA with TKC provides Donlin Gold with rights to approximately 41,817 acres (16,923 hectares) of TKC-owned land.

Lyman Resources in Alaska, Inc. (Lyman Resources) has an existing placer mining lease covering approximately four-square miles (partially covering six sections) within the Calista Lease area. The Lyman family also has title to approximately 14 acres of surface estate within the Snow Gulch area. The Calista Lease grants priority to extraction of the lode mineralization in the event of a conflict of use between lode and placer mining operations, provided that a two-year notice period is provided to Lyman Resources. Lyman Resources, the Lyman family, and Donlin Gold LLC executed a Surface Lease and Assignment of Mining Lease effective May 9, 2012 leasing the Lyman surface estate and assigning the Lyman placer lease within the Calista Lease area to Donlin for Project mining use (the “Lyman Lease”).

In addition to the leased land, Donlin Gold holds 493 State of Alaska mining claims comprising approximately 71,680 acres (29,008 hectares) in the Kuskokwim and Mt. McKinley Recording Districts. The mining claims abut and largely surround northern and western boundaries of the lands subject to the Calista Lease and TKC SUA. The mining claims are located on lands that are owned by the State of Alaska (409) and on State-selected lands from the BLM (84). All claims are approximately either 40 acres (16.2 hectares) or 160 acres (64.8 hectares) in size.

Accessibility and Climate

The Donlin Gold property is located in southwestern Alaska, approximately 12 miles (20 kilometers) north of the village of Crooked Creek on the Kuskokwim River. The Kuskokwim River is a regional transportation route and is serviced by commercial barge lines. A 16-mile-long (25-kilometer) winter road, designated as an Alaska State Highway route and transportation corridor, accesses the property from the barge landing at the village of Crooked Creek. The Donlin Gold project currently has an all-season, soft-sided camp. An adjacent 5,000-foot-long (1,500-meter) airstrip is capable of handling aircraft as large as L-100 Hercules (approximate cargo capacity of 42,000 pounds or 19,050 kilograms), allowing efficient shipment of personnel, some heavy equipment, and supplies. The Donlin Gold project can be reached directly by charter air facilities out of Anchorage, 280 miles (450 kilometers) to the east, and Aniak, 50 miles (80 kilometers) to the west.

The project area is one of low topographic relief on the western flank of the Kuskokwim Mountains. Elevations range from 150 meters to 640 meters. Ridges are well rounded and easily accessible by all-terrain vehicle. Hillsides are forested with black spruce, tamarack, alder, birch and larch. Soft muskeg and discontinuous permafrost are common in poorly drained areas at lower elevations. The area has a relatively dry interior continental climate with typically less than 20 inches (50 centimeters) total annual precipitation. Summer temperatures are relatively warm and may exceed 83°F (30°C). Minimum temperatures may fall to well below -45°F (-42°C) during the cold winter months.

Exploration History

Approximately 1,965 exploration and development drill holes, totaling 439,181 meters, have been completed from 1988 through 2020. Approximately 1,396 holes, totaling 339,733 meters, supported the resource model used in the Donlin Gold FS. The remaining holes were either drilled after the completion of the Donlin Gold FS (2017 and 2020 drill programs) or were utilized for other purposes, such as district exploration, carbonate resource, facilities condemnation, hydrology, geotechnical, and infrastructure engineering.

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

Pit slope stability of new pit design remained acceptable. Construction suitability of surficial materials in TSF is evaluated.
2017	Donlin Gold LLC	16 core holes totaling 7,040 meters to test targeted mineralized zones, collect structural data related to mineralization, and collect geotechnical data.
2019	Donlin Gold LLC	30 geotechnical core holes totaling 1,060 meters were drilled as part of a site investigation program in support of detailed dam design.
2020	Donlin Gold LLC	85 core holes totaling 23,361 meters in both the ACMA and Lewis deposits to validate recent geologic modeling concepts and test for extensions of high-grade zones.

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

Rowland Engineering Consultants performed the geotechnical assessments for the engineering to support design of the port site, airstrip, plant site and interconnecting roads. BGC, Inc (BGC). performed geotechnical analyses for the design of the pit, waste rock facility (WRF), and tailings storage facility (TSF).

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

Three elements that have processing significance are mercury, chlorine, and fluorine. Graphitic carbon and carbonate minerals also would negatively affect the metallurgical process.

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

Mineral Reserve and Mineral Resource Estimates

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

Feasibility Study and Updates

On December 5, 2011, we announced the results of the Donlin Gold FS which revised the previous 2009 feasibility study with updated mineral reserves and resources, capital costs and operating cost estimates. The Donlin Gold FS also utilizes natural gas as the primary power generation fuel source for the project rather than the original diesel option. Based on the Donlin Gold FS, the project is expected to be a conventional truck-and-shovel open-pit operation. The mine life is estimated to be 27 years based on a nominal processing rate of 59,000 tons (53,500 tonnes) per day. During the first five years of full operation, expected production averages 1.46 million ounces of gold annually and an average of 1.13 million ounces of gold per year over its projected mine life. The total initial capital cost estimate for the Donlin Gold project is approximately $6.7 billion including costs related to the natural gas pipeline and a contingency of $984 million. The project’s estimated after-tax net present value at a 5% discount rate (“NPV5%”) is $547 million using the base case gold price of $1,200 per ounce. The internal rate of return (IRR) at the same gold price is 6.0%. The NPV and IRR calculations exclude sunk costs of $168 million assumed to be spent in Years -6 and -7.

Base Case Project Sensitivity to Gold Price

Gold ($ per ounce)	LOM Cash Flow ($ million) (1)	Year -5 NPV5% ($ million) (2)	Year -5 IRR (%) (2)
$1,000	$2,143	$(1,342)	2.3
$1,100	$4,191	$(385)	4.3
$1,200	$6,197	$547	6.0
$1,300	$8,187	$1,465	7.5
$1,400	$10,166	$2,375	8.9
$1,500	$11,631	$3,147	10.2

Summary of Key Evaluation Metrics (Base Case at $1,200 per ounce gold)

Total tonnes mined (million)	3,260
Ore tonnes treated (million)	505
Strip ratio (waste tonnes per ore tonne)	5.48
Gold ounces recovered (million)	30.4
Gold recovery (%)	89.8%

($ million)
Gold, net revenue	$36,445
Less:
Mining	(8,200)
Processing	(7,808)
G&A, community, refining & land	(3,232)
Costs applicable to sales (3)	(19,240)
Initial capital (1)	(6,511)
Sustaining capital	(1,505)
Total capital	(8,016)
Income taxes	(2,741)
Reclamation trust fund	(274)
Salvage	23
Total costs	(30,248)
Total cash flow (1)	$6,197

Payback period (years)	9.2
Operation life (years)	27

Year -5 NPV 5% (2) ($ million)	$547
Year -5 IRR (2)	6.0%

Notes:

(1)	Cash flow after-tax excludes sunk costs of $168 million assumed to be spent in Years -6 and -7.
(2)	Reference dates for discounted cash flow metrics are Year -5 (January 1, 2014 per the Donlin Gold FS) and exclude sunk costs.
(3)	Costs applicable to sales (US GAAP), excluding Depreciation and Reclamation costs.

Operating Cost Estimates

	$ per ounce	$ per tonne milled
Mining cost	$270	$16.24
Process cost	257	15.47
G&A, community, refining & land	107	6.42
	$634	$38.13

Capital Cost Estimates

Initial Capital ($ million)
Mining	$345
Site preparation /roads	236
Process facilities	1,326
Tailings	120
Utilities (including natural gas pipeline)	1,302
Ancillary buildings	304
Off-site facilities	243
Total direct costs	3,876
Owners’ costs	414
Indirect costs	1,405
Contingency	984
Total indirect and contingency	2,803
Total project cost	$6,679

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

Proposed Waste Rock Facility (WRF)

Waste rock from open pit mining will be placed in an ex-pit WRF in the American Creek Valley, east of the pit area, or in a backfill dump in the ACMA pit. The ultimate footprint of the WRF covers an area of approximately 9 square kilometers. Approximately 2,232 million tonnes of waste rock and overburden will be placed in the WRF, and 423 million tonnes will be placed in the ACMA pit backfill dump. Approximately 103 million tonnes of waste rock will be used for construction purposes, and 17 million tonnes of overburden will be stockpiled and used later for reclamation purposes.

The potential magnitude of flow in the American Creek drainage, as well as discharge from springs in the valley floors, warrants the construction of an engineered rock drain system below the waste rock facility, including connecting secondary rock (finger) drains in the smaller contributing drainages.

Waste rock will be characterized by its potential for acid generation and assigned reactivity categories. Non-acid-generating (NAG) rock will be placed directly in the WRF, along with less reactive potentially acid-generating (PAG) rock, PAG5. Some of the more reactive PAG rock, PAG6, will be encapsulated in cells in the WRF to prevent water infiltration through them. The most reactive PAG rock, PAG7, will be backfilled in the ACMA pit beneath the ultimate pit lake water level.

Concurrent reclamation of the waste rock facility will be undertaken during operations.

Proposed Tailings Storage Facility (TSF)

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

Current and Planned On-Site Infrastructure

Current site infrastructure comprises an all-season, soft-sided camp with facilities consisting of kitchen, living quarters, equipment shop, drill shack and other buildings required for support of year-round exploration activities.

There is sufficient area within the project area to host an open pit mining operation, including the proposed open pit, waste rock facility, TSF and process facilities (primary and pebble crushers, coarse ore conveyor and coarse ore stockpile, concentrator, flotation, water treatment plants, POX, oxygen plant, boiler house, utility corridors, leach, refinery, cyanide destruct, and access walkways). Other planned site infrastructure is comprised of: access roads, airstrip, accommodation camp, fuel tank farm, and dual-fueled power plant, truck shop, truck wash, workshops and vehicle repair facilities, assay laboratory, administration facilities and change rooms. Donlin Gold has secured the surface rights for the areas that may host these facilities.

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

Planned Off-site Infrastructure

The off-site infrastructure for the project includes three main development sites in remote locations: the Jungjuk Port site and mine access road; the natural gas pipeline; and the Bethel Port facilities. The Jungjuk Port site is situated upriver from Bethel on the Kuskokwim River near the mouth of Jungjuk Creek. A port-to-mine access road (Jungjuk Road), approximately 30 miles (48 kilometers) long, will traverse varied terrain from the Jungjuk Port site to the mine site. A spur road, approximately 3 miles (4.8 kilometers) long, will serve the proposed project airstrip. The primary purpose of the Jungjuk Road is to transport freight and diesel from the Jungjuk Port site to the mine site, mostly by conventional highway tractors, tankers, and trailers. The natural gas pipeline is described under the Power heading below. The proposed Bethel Port will be situated near the town of Bethel, a community of approximately 6,080 residents, that is the main existing port on the Kuskokwim River and is an administrative and transportation hub for the 56 villages in the Y-K region. The existing Port of Bethel is the northernmost medium-draft port in the United States and is served by ocean-going barges. The proposed port would serve as a trans-shipment point from ocean barges to river barges to supply the project during the summer ice-free period.

Power

Natural gas will be delivered to site by an approximately 316-mile (509-kilometer), 14-inch (356 millimeter) diameter pipeline to supply an on-site power generation facility. The Donlin Gold FS contemplates that the electric power for the site will be generated from a dual-fueled (natural gas and diesel), reciprocating engine power plant with a steam turbine utilizing waste heat recovery from the engines. The power plant consists of two equal halves, each consisting of six reciprocating engines, and a separate steam turbine. The total generation facility is nominally rated at 182 MW initially and will increase to 215 MW after four years with the addition of two more generators (one in each half) to allow for N+2 redundancy, thus allowing planned maintenance and predicted outages without cutting back production.

At the time of the Donlin Gold FS, the natural gas pipeline was a lower-cost alternative to the previously considered barging of diesel fuel to site to generate electricity. The Donlin Gold FS operating costs are based on importing liquefied natural gas (LNG) by ship to Anchorage and total delivery cost to site which includes regasification of the LNG and delivery from Anchorage to the Donlin Gold project via the pipeline.

The pipeline would commence at the west end of the Beluga Gas Field, approximately 30 miles (48 kilometers) northwest of Anchorage at a tie-in near Beluga located in the Matanuska-Susitna Borough and would run to the mine site. The pipeline would receive booster compression supplied by one compressor station. No additional compression along the pipeline route would be required. The pipeline would have capacity to transport approximately 2 million cubic meters per day of natural gas.

Water

Water requirements for the proposed project have been summarized in a Water Resources Management Plan, which has been subject to review by state and federal agencies. Water primarily will be sourced from the two drainages (American and Anaconda Creeks) within the mine footprint and pit dewatering. In some years, the water supply from these sources may not be able to meet the makeup water requirements for the plant. In these circumstances, additional water will be obtained primarily from a proposed reservoir in Snow Gulch.

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

It is expected that selling contracts for NOVAGOLD’s share of the gold production will be typical of, and consistent with, standard industry practice, and be similar to contracts for the supply of doré elsewhere in the world.

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

Income tax becomes payable after deductions for capital allowances. See Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14 below, for subsequent events that may affect the taxes applicable to the project.

Financial Analysis

The total initial capital cost estimate for the Donlin Gold project is $6.7 billion, which includes costs related to the natural gas pipeline and a contingency. The project’s estimated after-tax net present value (NPV 5%) is $547 million with an IRR after-tax at 6.0% using the base case gold price of $1,200 per ounce. The undiscounted break-even gold price is $902 per ounce. In the Donlin Gold FS, the overall economic viability of the project was evaluated by both discounted and undiscounted cash flow analyses, based on the engineering studies and cost estimates discussed in the Donlin Gold FS. Assumptions in the model comprised:

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

●

Assets will be sold over the course of the mine life, when they are no longer required for project-based work, as well as at the end of the mine life. Total recovered value from these sales is estimated at approximately $23 million.

●	Reclamation and closure costs were estimated at $274 million to be funded over the construction and operating period to fund closure and post-closure activities.

●	Inventory is included in the financial model as cash outflows in the year before start-up of operations.

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

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (MSHA). During the fiscal year ended November 30, 2020, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold LLC is the operator of the Donlin Gold project. Donlin Gold LLC is not a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control Donlin Gold LLC.

NOVAGOLD RESOURCES INC.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the New York Stock Exchange (NYSE American) and on the Toronto Stock Exchange (TSX) under the symbol “NG.” On January 20, 2021, there were 594 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. We believe that more than half of our common shares are beneficially owned by investors in the United States.

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

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof, and the current published administrative and assessing policies of the Canada Revenue Agency (CRA). It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative or assessing practice, whether by judicial, legislative, governmental, or administrative decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.

Currency conversion

For the purposes of the Canadian Tax Act, all amounts relating to the acquisition, holding or disposition of common shares, including dividends and proceeds of disposition must be determined in Canadian dollars based on the daily exchange rate of the Bank of Canada on the particular day, or such other rate of exchange as acceptable to the CRA.

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

Certain United States Federal Income Tax Considerations for U.S. Holders

There may be material U.S. federal income tax consequences to U.S. holders in relation to an acquisition or disposition of common shares or other securities of the Company. U.S. holders should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our common shares or other securities, in particular the tax consequences if the Company is or becomes a “passive foreign investment company” (commonly known as a “PFIC”) within the meaning of Section 1297 of the United States Internal Revenue Code.

Current and potential U.S. holders of our common shares should be aware that we believe we were a PFIC for the fiscal year ended November 30, 2020 and, based on current business plans and financial expectations, may be a PFIC in the current tax year and future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, shareholders that are U.S. holders will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

NOVAGOLD RESOURCES INC.

Any gain recognized on the sale of common shares of a PFIC and any excess distributions paid on the common shares of a PFIC must be ratably allocated to each day in a U.S. holder’s holding period for the common shares. The amount of any such gain or excess distribution allocated to prior years of such U.S. holder’s holding period for the common shares generally will be subject to U.S. federal income tax at the highest tax applicable to ordinary income in each such prior year, and the U.S. holder will be required to pay interest on the resulting tax liability for each such prior year, calculated as if such tax liability had been due in each such prior year.

Alternatively, a U.S. holder that makes a timely “QEF election” generally will be subject to U.S. federal income tax on such U.S. holder’s pro rata share of our “net capital gain” and “ordinary earnings” (calculated under U.S. federal income tax rules), regardless of whether such amounts are actually distributed by us. As a second alternative, a U.S. holder may make a “mark-to-market election” if we are a PFIC and the common shares are marketable stock under applicable Treasury Regulations. A U.S. holder that makes a mark-to-market election generally will include in gross income, for each taxable year in which we are a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the common shares as of the close of such taxable year over (b) such U.S. holder’s tax basis in such common shares. U.S. holders are advised to consult their own tax advisors regarding the PFIC rules, including the elections that may be available.

For each tax year that the Company determines that it is a PFIC, upon the written request of a U.S. holder, the Company will make available to such U.S. holder all information and documentation that a U.S. holder making a QEF election with respect to the Company is required to obtain for U.S. federal income tax purposes. Such information may be included on the Company’s website.

In addition, U.S. holders will not be eligible for preferential tax rates on dividends paid by the Company if the Company is a PFIC in the tax year of such dividend distribution or in the preceding tax year.

U.S. holders should consult their own legal, accounting and tax advisors regarding the tax consequences of holding and disposing of common shares and other securities of the Company.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

NOVAGOLD RESOURCES INC.

Item 6.     Selected Financial Data

The selected financial data set forth in the table below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and the Notes thereto.

	Years ended November 30,
($ thousands, except per share)	2020	2019	2018	2017	2016
Loss from operations	$(33,237)	$(26,812)	$(27,291)	$(32,021)	$(28,998)

Net loss from continuing operations	$(33,564)	$(27,761)	$(31,466)	$(36,915)	$(32,697)
Net loss from discontinued operations	—	—	(81,299)	(2,101)	(1,149)
Net loss	$(33,564)	$(27,761)	$(112,765)	$(39,016)	$(33,846)

Net loss per common share – basic and diluted
Continuing operations	$(0.10)	$(0.09)	$(0.10)	$(0.11)	$(0.10)
Discontinued operations	—	—	(0.25)	(0.01)	(0.01)
	$(0.10)	$(0.09)	$(0.35)	$(0.12)	$(0.11)

	As of November 30,
	2020	2019	2018	2017	2016
Total assets	$224,441	$245,835	$260,929	$398,661	$408,261
Long-term liabilities	$110,205	$104,538	$96,581	$111,210	$104,947
Shareholders’ equity	$110,727	$137,954	$160,668	$284,029	$300,263

NOVAGOLD RESOURCES INC.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended November 30, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. For a discussion of the years ended November 30, 2019 and 2018, see section Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Registrant’s Annual Report on Form 10-K for the year ended November 30, 2019, filed with the Securities and Exchange Commission on January 22, 2020.

Overview

Our corporate goals include continuing to advance the Donlin Gold project toward a construction decision maintaining support for Donlin Gold among the project’s stakeholders; promoting a strong safety, sustainability, and environmental culture; maintaining a favorable reputation of NOVAGOLD; and preserving a healthy balance sheet. Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.

COVID-19 response and community engagement

NOVAGOLD’s primary objective is to ensure the health and safety of its employees, partners and contractors. The Company has implemented policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been asked to work remotely, avoid all non-essential travel, adhere to good hygiene practices, and engage in physical distancing.

At Donlin Gold LLC, with dedicated community partners in Alaska and in the Y-K region, who share the objective of protecting the health of Donlin Gold’s employees and contractors, a wide-ranging set of policies and procedures have been implemented at the Donlin Gold project site and office in Anchorage this year designed to mitigate the spread of COVID-19. Drilling activities at the Donlin Gold project site commenced in March and were suspended in early April due to concerns related to the COVID-19 pandemic. Activities recommenced in May after development and implementation of a new COVID-19 management plan. The plan implemented a set of policies and procedures including testing of all employees and contractors prior to visiting the Donlin Gold project site; utilizing charters to safely deliver employees to and from camp to minimize in-region travel; screening and physical distancing measures while at camp; more frequent sanitization practices; and increased communication around hygiene and sanitization practices, as well as identification of symptoms.

Donlin Gold LLC also responded to the COVID-19 pandemic with urgently needed community support, including delivery of food and supplies to 56 villages in the Y-K region, alongside its Native Corporation partners Calista and TKC. Donlin Gold LLC joined forces with the Bethel Community Services Foundation to support the Y-K Resiliency Fund and Covenant House Alaska, which provides services to homeless and at-risk youth, and partnered with the Campfire Organization to help fund 34,000 Elder and youth meals throughout 22 communities with other key donors in the region.

Despite this year’s challenges, Donlin Gold maintained some community engagement programs related to environmental management, safety, training, educational, health and cultural initiatives. The programs included the Backhaul Hazardous Waste Removal from remote villages in the Y-K region, where a total of approximately 45,000 pounds of household hazardous materials, such as large appliances, fluorescent tubes, lead acid batteries, and electronic waste was collected and shipped out of the area for safe and proper disposal; scholarships awarded to 225 students selected by our Native Corporation partners (Calista and TKC) to benefit youth education in the region; advanced work to upgrade and improve health and safety standards of water and sewer services in the middle Kuskokwim portion of the Y-K region in partnership with TKC, the State of Alaska, and the Alaska Native Tribal Health Consortium; and supported various environmental initiatives such as the Fishwheel energy project with TKC and the annual CleanUp GreenUp event that takes place in approximately 32 villages in the Y-K region to clean their outdoor environment.

Donlin Gold LLC has five Friendship Agreements with villages in the Y-K region (Sleetmute, Crooked Creek, Napaskiak, Nikolai, and Akiak) that formalize current engagement with key local communities. These agreements include educational, environmental, and social initiatives to help support the villages. Involving the local communities in many aspects of the project is core to both Barrick’s and NOVAGOLD’s philosophy as illustrated by the fact that approximately 80% of Donlin Gold direct hires for the 2020 drilling program were Alaska Natives.

The COVID-19 pandemic did not prevent us from delivering on the key goals we established or result in significant additional costs in 2020. However, continuation of the COVID-19 pandemic in 2021 could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to field work and studies, and other factors that will depend on future developments that may be beyond our control.

NOVAGOLD RESOURCES INC.

Donlin Gold project

In 2020, Donlin Gold LLC completed an 85-hole drilling program totaling approximately 23,400 meters in both the ACMA and Lewis deposit areas, exceeding the planned program with additional holes. The primary objective of the program, the largest such campaign at Donlin Gold since 2008, was to validate recent geologic modeling concepts and testing for extensions of high-grade zones in both intrusive (igneous) and sedimentary rocks. Assay results received to-date from the 2020 drilling program have shown areas with higher grades observed over thinner intervals compared to those predicted by previous modeling, particularly in sedimentary rocks. Reported results from the drilling support modeled lithology and improve understanding of controls of the higher grades. Additional confirmation and extension drilling are planned in 2021 focusing on mineralization continuity, structural control, resource model upgrades, and geotechnical data collection. The program specifics will be finalized once all assay results for the 2020 drill program have been received and integrated into an interim model update. The newly obtained data will be incorporated into the geologic and resource model and should lead the owners to determine updated mining schedules and life of mine business plans. Ultimately, the information will assist in determining the next steps to update the Donlin Gold feasibility study and initiate the engineering work necessary to advance the project design before reaching a construction decision. The owners will advance the Donlin Gold project in a financially disciplined manner with a strong focus on engineering excellence, environmental stewardship, a strong safety culture and continued community engagement.

The Donlin Gold LLC board must approve a construction program and budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold LLC board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, project changes made by Donlin Gold LLC, or any impact on operations from COVID-19.

Our share of funding for the Donlin Gold project in 2020 was $15.3 million, $4.7 million lower than our original outlook of $20 million due to drill productivity exceeding planned rates, environmental and community engagement work delayed due to COVID-19 restrictions, assay costs carried forward into 2021 and lower administrative costs. In 2021, our share of Donlin Gold LLC funding is expected to be $18 to $22 million, including: $11 million for follow-up drilling, camp improvements and studies; $7 million for permitting, community engagement and administration; and an additional $4 million for other studies contingent upon mid-year approval by both owners.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Donlin Gold permitting

The ADNR’s Division of Mining, Land, and Water (DMLW) issued the easement land leases, land use permits, and material site authorizations for the proposed transportation facilities including the access road, airstrip, and upriver Jungjuk port, as well as the easement for the fiber optic cable on State lands on January 2, 2020.

After initially issuing the State Right-of-Way (ROW) agreement and lease authorization for the buried natural gas pipeline on January 17, 2020, the ADNR agreed to reconsider its decision on the ROW agreement and lease authorization for the buried natural gas pipeline in April 2020. Under the reconsideration, on September 10, 2020, the ADNR issued for additional public comment a revised Consideration of Comments document. This document further describes how the ADNR is considering previous public input that was solicited in the ROW review, including how cumulative effects are addressed in the decision. The comment period ended on November 9, 2020. Donlin Gold LLC supported the ADNR’s decision to complete this work and we expect that the final ROW agreement and lease authorization offer will be reissued by the ADNR in the first half of 2021.

In May 2020, ADEC approved a second extension of the date by which construction of the Donlin Gold project as authorized by the Prevention of Significant Deterioration air quality permit must begin until December 31, 2021.The State of Alaska’s CWA Section 401 certification of the Federal CWA Section 404 permit was formally appealed to the ADEC Commissioner in June 2020 by Earthjustice, on behalf of ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and the Yukon-Kuskokwim River Alliance. The appeal focuses on three narrow issues related to compliance with the State’s water quality standards near the project site. Donlin Gold LLC and its litigation team are actively involved in the process, assisting the State in responding to the appeal issues. We expect that the ADEC Commissioner will issue his decision on the appeal in the first half of 2021. On November 30, 2020, the ADNR published a public notice for comment on Donlin Gold’s 12 applications for water rights associated with the mine site and transportation facilities. The comment period closed on December 15, 2020. The ADNR is expected to issue final decisions on the water rights applications in the first half of 2021.

NOVAGOLD RESOURCES INC.

The ADNR’s issuance of the Alaska Dam Safety certificates for the tailings storage facility and water retention and diversion structures requires a thorough multi-year stepwise process to deliver a final construction package to the ADNR. The program necessary for the certificates, including geotechnical core drilling, test pits, overburden drilling, packer tests, hydrogeologic test well installation and pumping tests, and geophysical surveys, commenced in 2019. The field work was temporarily paused pending the prioritization of the 2020 drill program.

Summary of Consolidated Financial Performance

	Years ended November 30,
($ thousands, except per share)	2020	2019	2018
General and administrative	$(18,735)	$(16,321)	$(18,493)
Equity loss - Donlin Gold	(14,502)	(10,491)	(8,798)
Loss from operations	$(33,237)	$(26,812)	$(27,291)

Net loss from continuing operations	$(33,564)	$(27,761)	$(31,466)
Net loss from discontinued operations, net of tax	—	—	(81,299)
Net loss	$(33,564)	$(27,761)	$(112,765)

Net loss per common share – basic and diluted
Continuing operations	$(0.10)	$(0.09)	$(0.10)
Discontinued operations	—	—	(0.25)
	$(0.10)	$(0.09)	$(0.35)

Results of Operations

Loss from operations increased from $26.8 million in 2019 to $33.2 million in 2020 due to increases in general and administrative and Donlin Gold expenses. General and administrative expense increased due to higher share-based compensation, legal and regulatory costs, partially offset by lower travel costs. Donlin Gold expenses increased due to the 2020 drilling program, partially offset by lower permitting, administrative, and community engagement costs.

Net loss from continuing operations increased from $27.8 million ($0.09 per share) in 2019 to $33.6 million ($0.10 per share) in 2020, primarily due to the increased Loss from operations and lower interest income, partially offset by a recovery of income taxes and lower interest expense. Lower interest rates in 2020 reduced interest income and the interest accrued on the promissory note payable to Barrick. The recovery of income taxes results from the Company’s intention to file a consolidated U.S. income tax return for its U.S. subsidiaries commencing with the year ended November 30, 2020 and in future periods.

Liquidity, Capital Resources and Capital Requirements

	As of November 30,
($ thousands)	2020	2019	Change
Cash and cash equivalents	$60,906	$67,549	$(6,643)
Term deposits	61,000	81,000	(20,000)
	$121,906	$148,549	$(26,643)

Term deposits are denominated in U.S. dollars and are held at Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

NOVAGOLD RESOURCES INC.

The net changes in total Cash and cash equivalents and Term deposits resulted from:

	Years ended November 30,
($ thousands)	2020	2019	2018
Continuing operations
Operating activities	$(10,020)	$(6,127)	$(10,392)
Funding of Donlin Gold	(15,276)	(11,122)	(8,907)
Withholding tax on share-based compensation	(1,652)	(1,197)	—
Other	305	(9)	(99)
	(26,643)	(18,455)	(19,398)
Discontinued operation
Galore Creek	—	—	102,448
	$(26,643)	$(18,455)	$83,050

Net cash used in operating activities increased by $3.9 million, primarily due to lower interest income, and higher legal and regulatory costs. Funding of Donlin Gold increased by $4.2 million due to the 2020 drilling program. Withholding taxes were paid on vested performance share units in each of the first quarters of 2020 and 2019.

Donlin Gold funding of $15.3 million was $4.7 million lower than our original outlook of $20 million primarily due to better than planned drill productivity and lower permitting, administrative and community engagement costs. Spending on corporate general and administrative costs, excluding share-based compensation costs, was $0.5 million higher than our original outlook of $11 million due to higher legal and regulatory costs, partially offset by lower travel costs.

We do not currently generate operating cash flows. As of November 30, 2020, we had cash and cash equivalents of $60.9 million and term deposits of $61.0 million. In July 2021, we expect to receive $75 million from the first note receivable from Newmont in relation to the 2018 sale of our 50% interest in the Galore Creek project. Our anticipated expenditures in 2021 are $31 to $35 million, including $18 to $22 million to fund the Donlin Gold project and $13 million for corporate general and administrative costs. At present, we believe we have sufficient working capital available for the next twelve-month period to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs.

Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing, above.

Contractual Obligations

Our contractual obligations as of November 30, 2020 were as follows:

($ thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Remediation	$182	$182	$—	$—	$—
Office and equipment leases	611	207	420	7	—
Promissory note	109,801	—	—	—	109,801
	$110,594	$389	$420	$7	$109,801

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Outstanding share data

As of January 20, 2021, the Company had 331,320,620 common shares issued and outstanding. Also, as of January 20, 2021, the Company had: i) a total of 11,083,170 stock options outstanding; 9,557,572 of those stock options with a weighted-average exercise price of $5.22 and the remaining 1,525,598 with a weighted-average exercise price of C$6.80; and ii) 1,583,100 PSUs and 285,717 deferred share units (DSUs) outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 13,747,537 common shares.

NOVAGOLD RESOURCES INC.

Related party transactions

The Company provided technical services to Donlin Gold LLC for $658,000 in 2018. The Company did not provide technical services to Donlin Gold LLC in 2020 or 2019. As of November 30, 2020, the Company has accounts receivable from Donlin Gold LLC of $6,000 (November 30, 2019: $nil) included in Other current assets.

Fourth quarter results

During the fourth quarter of 2020, we incurred a net loss of $7.0 million compared to a net loss of $7.9 million for the comparable period in 2019. The decrease in net loss primarily resulted from the recovery of income taxes.

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

Contingent note receivable

As a portion of the proceeds on the sale of the Company’s 50% interest in the Galore Creek project to Newmont, the Company received a contingent note for $75 million receivable upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that approval of Galore Creek project construction was not probable as of the closing of the Galore Creek sale, and management’s assessment did not change as of November 30, 2020. The contingent note will be recognized only when, in management’s judgement, payment is probable, and the amount recorded will not reverse in future periods.

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. We identified Donlin Gold LLC as a Variable Interest Entity (VIE) as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its investment in Donlin Gold LLC. Donlin Gold LLC is a non-publicly traded equity investee holding exploration and development projects. The Company reviews and evaluates its investment in affiliates for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of an investment in affiliates include a significant decrease in long-term expected gold price, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims, or a change in the development plan or strategy for the project. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If the underlying assets are not recoverable, an impairment loss is measured and recorded based on the difference between the carrying amount of the investee and its estimated fair value which may be determined using a discounted cash flow model.

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

Share-based compensation

We grant share-based compensation awards in exchange for employee services, including a stock option plan and a PSU plan. The fair value of awards granted under the plans are recognized in the Consolidated Statements of Loss over the related service period. The fair values of stock options are estimated at the time of each grant using a Black‐Scholes option pricing model, and the fair values of PSUs are measured at each grant date using a Monte Carlo valuation model. The fair value estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and the Company’s performance in relation to its peers.

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

As of November 30, 2020, we had $2.6 million of unrecognized compensation cost related to 4.681 million non-vested stock options expected to be expensed and vest over a period of approximately two years. Also, as of November 30, 2020, we had 1.684 million non-vested PSU awards outstanding of which 0.432 million were fully expensed and vested in December 2020 with a multiplier of 150%. The remaining 1.252 million non-vested PSU awards with $3.1 million of unrecognized compensation cost will be expensed over a period of approximately two years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, term deposit investments, and notes receivable. All term deposits are held through Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

Notes receivable of $75 million upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and $25 million upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023 are due from a subsidiary of Newmont. Newmont is a publicly traded company with investment-grade credit ratings and has guaranteed the notes receivable.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2020, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.1 million in the interest accrued on the promissory note per annum.

NOVAGOLD RESOURCES INC.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of NOVAGOLD RESOURCES INC.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. and its subsidiaries (together, the Company) as of November 30, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended November 30, 2020, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

NOVAGOLD RESOURCES INC.

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

Recognition of the contingent note receivable

As described in Notes 2, 4 and 15 to the consolidated financial statements, on July 27, 2018, the Company completed the sale of its 50% interest in the Galore Creek Partnership and its 40% interest in the Copper Canyon mineral property (“the sale”). As part of the consideration for the sale, the Company received a $75 million note (the “contingent note receivable”), which is contingent upon the approval of a Galore Creek project construction plan by the owner(s).  The Company had not assigned a value to the contingent note receivable as management determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. Management’s determination did not change as of November 30, 2020.  The contingent note will be recognized when, in management’s judgment, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

The principal considerations for our determination that performing procedures relating to the recognition of the contingent note receivable is a critical audit matter are that there was judgment made by management when determining if recognition was required, which in turn led to a high degree of subjectivity in performing audit procedures to evaluate management’s determination of the probability of whether a construction plan will be approved.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process of assessing the basis for recognizing the contingent note receivable. These procedures also included evaluating how management formulated their judgment as to the likelihood of the owner(s) of the project approving the Galore Greek project construction plan. This included considering both publicly available information and the latest annual progress report provided by the owner(s) of the project to the Company under the terms of the sale agreement.

(signed) PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada January 27, 2021

We have served as the Company's auditor since 1984.

NOVAGOLD RESOURCES INC.

CONSOLIDATED BALANCE SHEETS (US dollars in thousands)

	As of November 30,
	2020	2019
ASSETS
Cash and cash equivalents	$60,906	$67,549
Term deposits	61,000	81,000
Notes receivable (Note 4)	72,611	—
Other assets (Note 6)	1,869	1,790
Current assets	196,386	150,339
Notes receivable (Note 4)	23,405	92,679
Investment in Donlin Gold (Note 5)	2,614	1,840
Other assets (Note 6)	2,036	977
Total assets	$224,441	$245,835

LIABILITIES
Accounts payable and accrued liabilities	$900	$880
Accrued payroll and related benefits	2,215	2,143
Income taxes payable	5	138
Lease obligations (Note 8)	207	—
Other liabilities	182	182
Current liabilities	3,509	3,343
Promissory note (Note 7)	109,801	103,787
Lease obligations (Note 8)	404	—
Deferred income taxes (Note 14)	—	751
Total liabilities	113,714	107,881

Commitments and contingencies (Notes 7 and 8)

EQUITY
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 330.4 and 327.6 million shares, respectively	1,972,029	1,965,573
Contributed surplus	81,203	82,254
Accumulated deficit	(1,918,629)	(1,885,065)
Accumulated other comprehensive loss	(23,876)	(24,808)
Total equity	110,727	137,954
Total liabilities and equity	$224,441	$245,835

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang          /s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(US dollars in thousands except per share amounts)

	Years ended November 30,
	2020	2019	2018
Operating expenses:
General and administrative (Note 11)	$18,735	$16,321	$18,493
Equity loss - Donlin Gold (Note 5)	14,502	10,491	8,798
	33,237	26,812	27,291

Loss from operations	(33,237)	(26,812)	(27,291)
Interest expense on promissory note (Note 7)	(6,014)	(7,286)	(6,461)
Accretion of notes receivable (Note 4)	3,337	3,220	1,061
Other income, net (Note 13)	1,569	4,395	1,751
Loss before income taxes and other items	(34,345)	(26,483)	(30,940)
Income tax recovery (expense) (Note 14)	781	(1,278)	(526)
Net loss from continuing operations	(33,564)	(27,761)	(31,466)
Net loss from discontinued operations, net of tax (Note 15)	—	—	(81,299)
Net loss	(33,564)	(27,761)	(112,765)

Other comprehensive income (loss):
Foreign currency translation adjustments	932	48	(4,062)
Reclassification of cumulative translation adjustment included in net loss from discontinued operations (Note 15)	—	—	(13,776)
Unrealized holding gain (loss) on marketable securities during period net of $nil, $nil and $128 tax recovery, respectively	—	—	(541)
Reclassification adjustment for losses on marketable securities included in net loss from continuing operations (Note 13)	—	—	76
	932	48	(18,303)

Comprehensive loss	$(32,632)	$(27,713)	$(131,068)

Net loss per common share – basic and diluted
Continuing operations	$(0.10)	$(0.09)	$(0.10)
Discontinued operations	—	—	(0.25)
	$(0.10)	$(0.09)	$(0.35)

Weighted average shares outstanding
Basic and diluted (thousands)	329,269	325,785	322,487

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Years ended November 30,
	2020	2019	2018
Operating activities:
Net loss	$(33,564)	$(27,761)	$(112,765)
Adjustments:
Equity loss – Donlin Gold (Note 5)	14,502	10,491	8,798
Share-based compensation (Note 12)	7,057	6,176	7,727
Interest expense on promissory note (Note 7)	6,014	7,286	6,461
Net loss from discontinued operations, net of tax (Note 15)	—	—	81,299
Accretion of notes receivable (Note 4)	(3,337)	(3,220)	(1,061)
Deferred income tax (recovery) expense (Note 14)	(751)	671	80
Foreign exchange loss (gain)	606	(20)	171
Change in fair value of marketable securities	(431)	(93)	—
Other operating adjustments	19	15	98
Net change in operating assets and liabilities (Note 17)	(135)	328	(1,200)
Net cash used in operating activities of continuing operations	(10,020)	(6,127)	(10,392)

Investing activities:
Proceeds from term deposits	81,000	219,000	62,000
Purchases of term deposits	(61,000)	(154,000)	(152,000)
Funding of Donlin Gold	(15,276)	(11,122)	(8,907)
Other	—	(17)	(13)
Net cash provided from (used in) investing activities of continuing operations	4,724	53,861	(98,920)
Net cash provided from (used in) investing activities of discontinued operations (Note 15)	—	—	102,448
Net cash provided from (used in) investing activities	4,724	53,861	3,528

Financing activities:
Withholding tax on share-based compensation	(1,652)	(1,197)	—
Net cash used in financing activities of continuing operations	(1,652)	(1,197)	—

Effect of exchange rate changes on cash and cash equivalents	305	8	(86)
Net change in cash and cash equivalents	(6,643)	46,545	(6,950)
Cash and cash equivalents at beginning of period	67,549	21,004	27,954
Cash and cash equivalents at end of period	$60,906	$67,549	$21,004

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF EQUITY

(US dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity
November 30, 2017	322,219	$1,951,587	$83,534	$(1,744,917)	$(6,175)	$284,029
Share-based compensation	—	—	7,727	—	—	7,727
Deferred share units (DSUs) settled in shares	98	427	(427)	—	—	—
Stock options exercised	906	2,847	(2,847)	—	—	—
Net loss	—	—	—	(112,765)	—	(112,765)
Other comprehensive loss	—	—	—	—	(18,303)	(18,303)
November 30, 2018	323,223	$1,954,861	$87,987	$(1,857,682)	$(24,478)	$160,688

Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	378	(378)	—
Share-based compensation	—	—	6,176	—	—	6,176
Performance share units (PSUs) settled in shares	438	2,737	(2,737)	—	—	—
DSUs settled in shares	32	120	(120)	—	—	—
Stock options exercised	3,937	7,855	(7,855)	—	—	—
Withholding tax on PSUs	—	—	(1,197)	—	—	(1,197)
Net loss	—	—	—	(27,761)	—	(27,761)
Other comprehensive income	—	—	—	—	48	48
November 30, 2019	327,630	$1,965,573	$82,254	$(1,885,065)	$(24,808)	$137,954

Share-based compensation	—	—	7,057	—	—	7,057
PSUs settled in shares	410	1,026	(1,026)	—	—	—
Stock options exercised	2,372	5,430	(5,430)	—	—	—
Withholding tax on PSUs	—	—	(1,652)	—	—	(1,652)
Net loss	—	—	—	(33,564)	—	(33,564)
Other comprehensive income	—	—	—	—	932	932
November 30, 2020	330,412	$1,972,029	$81,203	$(1,918,629)	$(23,876)	$110,727

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with original maturities of three months or less, that are considered to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes.

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

On July 27, 2018, the Company completed the sale of its 50% interest in the Galore Creek Partnership (GCP) and its 40% interest in the Copper Canyon mineral property in British Columbia, Canada (collectively referred to herein as “Galore Creek”). As a result, the Company presents Galore Creek as a discontinued operation for all periods presented. Accordingly, the Consolidated Statements of Loss and Comprehensive Loss and Cash Flows have been reclassified to present Galore Creek as a discontinued operation for all periods presented, and the amounts presented in these notes relate only to continuing operations unless otherwise noted. For additional information regarding discontinued operations, see Note 15.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Contingent note receivable

A portion of the proceeds related to the sale of Galore Creek to Newmont includes a $75,000 note receivable, contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that the approval of the Galore Creek project construction was not probable as of the closing of the Galore Creek sale or in subsequent periods. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. The Company identified Donlin Gold LLC as a Variable Interest Entity (VIE) as the entity is dependent on funding from its owners. All funding, ownership, voting rights, and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its equity investment in Donlin Gold LLC.

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

Share-based payments

The Company records share-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Loss over the requisite employee service period. The fair values of stock options are determined using a Black-Scholes option pricing model. The fair values of PSUs are determined using a Monte Carlo valuation model. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company’s performance, and the Company’s performance in relation to its peers.

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

On December 1, 2019, the Company adopted this standard using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the year ended November 30, 2020 are presented under ASC Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. All leases were reassessed under the new standard including lease identification, lease classification, and initial direct costs in relation to its leases in effect as of December 1, 2019. The Company also elected the practical expedients allowing: i) the use of hindsight in determining the lease term and assessing impairment of ROU assets based on all facts and circumstances through the effective date of the new standard; ii) the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year; and iii) to combine lease and non-lease components and expense variable payments as rent/lease expense in the period incurred.

Adoption of the new standard resulted in recording an operating lease ROU asset and operating lease liability of approximately $399 on our Consolidated Balance Sheet as of December 1, 2019. Adoption of the standard did not have an impact on the Company’s beginning accumulated deficit, results from operations or cash flows. For required qualitative and quantitative disclosures related to leasing arrangements beginning in the period of adoption, see Note 8. Changes to the Company’s accounting policy as a result of adoption are discussed below.

The Company reviews all contracts and determines if the arrangement represents or contains a lease, at inception. Operating leases are included in Other non-current assets and Other current and non-current liabilities in the Consolidated Balance Sheets. The Company does not have any finance leases.

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

Recently issued accounting pronouncements

Fair Value Disclosure Requirements

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 1, 2020. Adoption of this guidance is not expected to significantly impact the Company’s note disclosures.

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer considers the business from a geographic perspective considering the performance of our investments in the Donlin Gold project in Alaska, USA (Note 5) and, prior to its disposal on July 27, 2018, the Galore Creek project in British Columbia, Canada (Note 15).

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 4 – NOTES RECEIVABLE

The Company has notes receivable from Newmont Corporation (“Newmont”) including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, management estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying values of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. As of November 30, 2020, the carrying value of the notes receivable was $96,016 including $7,618 of accumulated accretion. A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. Management determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. Management’s assessment did not change as of November 30, 2020.

Changes in the Company’s Notes Receivable are summarized as follows:

	Years ended November 30,
	2020	2019	2018
Balance – beginning of period	$92,679	$89,459	$—
Fair value of notes receivable	—	—	88,398
Accretion of notes receivable	3,337	3,220	1,061
Balance – end of period	$96,016	$92,679	$89,459

Notes receivable consist of:

	As of November 30,
	2020	2019
Current portion	$72,611	$—
Non-current portion	23,405	92,679
	$96,016	$92,679

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Years ended November 30,
	2020	2019	2018
Balance – beginning of period	$1,840	$1,209	$1,100
Share of losses:
Mineral property expenditures	(14,339)	(10,434)	(8,785)
Depreciation	(163)	(57)	(13)
	(14,502)	(10,491)	(8,798)
Funding	15,276	11,122	8,907
Balance – end of period	$2,614	$1,840	$1,209

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property than that of the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

	As of November 30,
	2020	2019
Current assets: Cash, prepaid expenses, and other receivables	$2,654	$3,115
Non-current assets: Right-of-use assets, property and equipment	1,339	462
Non-current assets: Mineral property	32,615	32,692
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(1,271)	(1,737)
Non-current liabilities: Reclamation and lease obligations	(723)	(692)
Net assets	$34,614	$33,840

NOTE 6 – OTHER ASSETS

	As of November 30,
	2020	2019
Other current assets:
Accounts and interest receivable	$577	$1,100
Prepaid expenses	1,292	690
	$1,869	$1,790

Other long-term assets:
Marketable equity securities	$1,402	$935
Right-of-use assets	600	—
Office equipment	34	42
	$2,036	$977

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $109,801, comprised of $51,576 in principal, and $58,225 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

Changes in the Company’s Promissory Note is summarized as follows:

	Years ended November 30,
	2020	2019	2018
Balance – beginning of period	$103,787	$96,501	$90,040
Interest expense on promissory note	6,014	7,286	6,461
Balance – end of period	$109,801	$103,787	$96,501

NOTE 8 – LEASES

The Company leases office space under non-cancelable operating leases with original lease terms of five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five years. These optional periods have not been considered in the determination of ROU assets or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options.

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Lease expenses are included in General and administrative expense – Office expense on the Consolidated Statements of Loss and include the following components for the year ended November 30, 2020:

Operating lease cost	$216
Variable lease cost	120
Short-term lease cost	4
$340

On February 1, 2020, the Company recorded a new operating lease obligation of $380 arising from obtaining ROU assets.

Future minimum lease payments under non-cancellable operating leases as of November 30, 2020, were as follows:

2021	$232
2022	237
2023	90
2024	92
2025	8
Thereafter	—
Total future minimum lease payments	659
Less: imputed interest	(48)
Total	$611

Other information regarding leases for the year ended November 30, 2020 includes the following:

Cash paid for operating leases	$204
Right-of-use assets obtained in exchange for lease liabilities	$380
Weighted average remaining lease term (years) – operating leases	3.1
Weighted average discount rate – operating leases	5%

NOTE 9 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 330,411,589 were issued and outstanding as of November 30, 2020, and 327,629,928 were issued and outstanding as of November 30, 2019.

Preferred shares

Pursuant to the Company’s Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the Directors. The Directors have the authority to determine the preferences, limitations, and relative rights of each series of preferred shares. As of November 30, 2020 and 2019, no preferred shares were issued or outstanding.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,402 as of November 30, 2020 ($935 as of November 30, 2019), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 11 – GENERAL AND ADMINISTRATIVE

	Years ended November 30,
	2020	2019	2018
Share-based compensation (Note 12)	$7,057	$6,176	$7,727
Salaries and benefits	6,274	5,904	6,531
Office expense	2,199	2,311	2,346
Professional fees	2,139	972	949
Corporate communications and regulatory	1,059	943	918
Depreciation	7	15	22
	$18,735	$16,321	$18,493

NOTE 12 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives, employees and eligible consultants, a PSU plan for executives, employees, and eligible consultants and a DSU plan for non-executive directors of the Company. Options granted to purchase common shares have exercise prices not less than the fair market value of the underlying share at the date of grant. As of November 30, 2020, 27.3 million common shares were available for future share incentive plan awards under all three plans.

The Company recognized share-based compensation expense (see Note 11 - General and administrative) as follows:

	Years ended November 30,
	2020	2019	2018
Stock options	$4,309	$3,694	$3,767
Performance share unit plan	2,547	2,320	3,783
Deferred share unit plan	201	162	177
	$7,057	$6,176	$7,727

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

A summary of stock options outstanding as of November 30, 2020, and activity during the year ended November 30, 2020 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2019	12,527	$3.98
Granted	1,781	7.27
Exercised	(3,905)	3.96
November 30, 2020	10,403	$4.59	2.32	$56,113
Vested and exercisable as of November 30, 2020	5,722	$4.18	1.62	$33,146

The following table summarizes other stock option-related information:

	Years ended November 30,
	2020	2019	2018
Weighted-average assumptions used to value stock option awards:
Expected volatility	46.1%	46.9%	50%
Expected term of options (years)	4	4	3
Expected dividend rate	—	—	—
Risk-free interest rate	1.5%	2.7%	1.8%
Expected forfeiture rate	3.1%	3.1%	2.3%
Weighted-average grant-date fair value	$2.70	$1.46	$1.35
Intrinsic value of options exercised	$24,137	$20,527	$3,744
Cash received from options exercised	$—	$—	$—

As of November 30, 2020, the Company had $2,642 of unrecognized compensation cost related to 4,681,000 non-vested stock options expected to be expensed and vest over a period of approximately two years.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

A summary of PSU awards outstanding and activity during the year ended November 30, 2020 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2019	1,664	$3.76
Granted	452	6.97
Vested	(648)	3.85
Performance adjustment	216	3.85
November 30, 2020	1,684	$4.59	$24,107

As of November 30, 2020, the Company had 1,684,000 non-vested PSU awards outstanding of which 431,800 were fully expensed and vested on December 1, 2020 with a multiplier of 150%. The remaining 1,252,200 non-vested PSU awards with $3,144 of unrecognized compensation cost will be expensed over a period of approximately two years.

The following table summarizes other PSU-related information:

	Years ended November 30,
	2020	2019	2018
Performance multiplier on PSUs vested	150%	82%	—%
Common shares issued (thousands)	648	438	—
Total fair value of common shares issued	$2,855	$1,607	$—
Withholding tax paid on PSUs vested	$1,652	$1,197	$—

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the Directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the Directors to receive one common share when they retire from the Company. The Company granted 21,602, 35,851 and 45,103 DSUs to Directors with a weighted-average grant day fair value of $9.07, $4.40 and $4.07 per DSU during 2020, 2019 and 2018, respectively. The Company issued nil, 31,721 and 98,160 common shares under the DSU plan in 2020, 2019 and 2018, respectively. As of November 30, 2020, there were 280,364 DSUs outstanding.

NOTE 13– OTHER INCOME (EXPENSE), NET

	Years ended November 30,
	2020	2019	2018
Interest income	$1,744	$4,190	$1,998
Change in fair market value of marketable securities	431	93	—
Foreign exchange gain (loss)	(606)	20	(171)
Other gain (loss)	—	92	(76)
	$1,569	$4,395	$1,751

NOTE 14 – INCOME TAXES

The British Columbia provincial corporate tax rate increased from 11% to 12% commencing January 1, 2018, resulting in an increase in the Company’s statutory tax rate to 26.92% in 2018, and to 27% in 2019 onward.

The U.S. tax reform enacted on December 22, 2017 (the “Act”), allows a Section 250 deduction amounting to 37.5% of the U.S. entity’s foreign derived intangible income (FDII) for the fiscal year ended November 30, 2020. The Company’s U.S. entities will be filing on a consolidated basis for the fiscal year ending November 30, 2020. Since the U.S. consolidated group is in a taxable loss position there is no FDII deduction allowed and no corresponding tax savings.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

The Act also includes other provisions including the limitations on the use of future losses, repeal of the Alternative Minimum Tax regime, and the introduction of a base erosion and anti-abuse tax. These provisions are not expected to have immediate effect on the Company. Given the significant complexity of the Act, further implications of the Act may be identified in future periods.

The Company’s Income tax (recovery) expense consisted of:

	Years ended November 30,
	2020	2019	2018
Current:
Canada	$—	$—	$—
Foreign	(30)	607	446
	(30)	607	446
Deferred:
Canada	—	—	—
Foreign	(751)	671	80
	(751)	671	80
Income tax (recovery) expense	$(781)	$1,278	$526

The Company’s Loss before income tax and other items consisted of:

	Years ended November 30,
	2020	2019	2018
Canada	$(16,447)	$(12,584)	$(15,018)
Foreign	(17,898)	(13,899)	(15,922)
	$(34,345)	$(26,483)	$(30,940)

The Company’s Income tax expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

	Years ended November 30,
	2020	2019	2018
Loss before income taxes and other items	$(34,345)	$(26,483)	$(30,940)
Combined federal and provincial statutory tax rate	27%	27%	26.92%
Income tax recovery based on statutory income tax rates	(9,273)	(7,150)	(8,329)
Reconciling items:
Non-deductible expenditures	1,911	2,136	2,150
Foreign accrual property income (FAPI)	652	180	580
Effect of consolidated return for U.S. subsidiaries	(751)	—	—
Effect of different statutory tax rates on earnings or losses of subsidiaries	(2)	(658)	(574)
Effect of statutory tax rate change	—	—	73,135
Change in valuation allowance on deferred tax assets	6,638	6,773	(66,466)
Other	44	(3)	30
Income tax (recovery) expense	$(781)	$1,278	$526
Effective tax rate	2.3%	(4.8)%	(1.7)%

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	As of November 30,
	2020	2019
Deferred tax income assets:
Net operating loss carry forwards	$183,422	$175,383
Capital loss carry forwards	49,307	47,953
Mineral properties	654	638
Intangible assets	484	473
Property and equipment	203	194
Investment in affiliates	35,933	33,508
Unpaid interest expense	2,105	2,105
Unrealized loss on investments	316	368
Other	685	569
	273,109	261,191
Valuation allowances	(271,016)	(260,920)
	2,093	271
Deferred income tax liabilities:
Investment tax credit	—	(8)
Notes receivable	(1,975)	(759)
Capitalized assets and other	(118)	(255)
	(2,093)	(1,022)
Net deferred income tax assets (liabilities)	$—	$(751)

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates. Net deferred income tax assets and liabilities consist of:

	As of November 30,
	2020	2019
Non-current deferred income tax assets	$—	$—
Non-current deferred income tax liabilities	—	(751)
	$—	$(751)

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Net operating losses available to offset future taxable income are as follows:

Year of Expiry	U.S.	Canada
2024	$1,032	$—
2025	1,246	—
2026	13,382	19,166
2027	18,493	1,861
2028	85	—
2029	11,223	12,062
2030	10,916	16,051
2031	16,580	15,975
2032	309,772	19,496
2033	14,529	14,712
2034	15,607	10,585
2035	16,383	9,666
2036	14,764	9,512
2037	14,111	6,329
2038	—	6,433
2039	—	5,843
2040	—	7,365
Indefinite	39,448	—
	$497,571	$155,056

Under the U.S. tax reform, net operating losses arising in tax years ending after December 31, 2017 can be carried over to each taxable year following the tax year of loss (indefinitely). The Company has capital loss carry-forwards of approximately $364,799 ( November 30, 2019: $354,356) for Canadian tax purposes. These tax losses are carried forward indefinitely.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated included the cumulative loss incurred as of November 30, 2020. Such objective evidence limits the ability to consider other subjective evidence such as management’s projections for future growth. On the basis of this evaluation, as of November 30, 2020, a valuation allowance of $271,016 ( November 30, 2019: $260,920), inclusive of valuation allowance for investment tax credits has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as management’s projections for growth.

Uncertain tax position

There were no uncertain tax positions as of November 30, 2020, 2019 and 2018. The Company recognizes any interest and penalties related to uncertain tax positions, if any, as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. As of November 30, 2020, 2019 and 2018, there were no accrued interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. With few exceptions, the tax years that remain subject to examination as of November 30, 2020 are 2016 to 2020 in Canada and 2017 to 2020 in the United States.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 15 – DISCONTINUED OPERATIONS

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

The details of our Net loss from discontinued operations, net of tax for the year ended November 30, 2018 are set forth below:

Equity loss – Galore Creek	$(1,203)
Income tax expense	—
Galore Creek operations, net of tax	(1,203)
Loss on sale of Galore Creek, net of tax	(80,096)
$(81,299)

For the year ended November 30, 2018, the Company recognized a Loss on sale of Galore Creek, net of tax, calculated as follows:

Cash consideration received on closing	$100,000
Refund of reclamation deposits	4,897
Less closing costs	(721)
104,176
Fair value of notes receivable (Note 5)	88,398
Net proceeds	192,574
Less book values:
Investment in GCP	(248,367)
Copper Canyon mineral property	(44,577)
Reclamation deposits	(4,967)
Reclassification of cumulative foreign currency translation adjustments	13,776
Deferred income tax recovery	11,465
$(80,096)

Other comprehensive income (loss) for the year ended November 30, 2018 was not impacted by discontinued operations as Galore Creek did not have any Other comprehensive income (loss).

The details of our Net cash provided from (used in) investing activities of discontinued operations for the year ended November 30, 2018 are set forth below:

Funding of Galore Creek Partnership	$(1,475)
Net cash proceeds received	99,279
Reclamation deposits	4,644
$102,448

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company provided technical services to Donlin Gold LLC for $658 in 2018. The Company did not provide technical services to Donlin Gold LLC in 2020 or 2019. As of November 30, 2020, the Company has accounts receivable from Donlin Gold LLC of $6 ( November 30, 2019: $nil) included in Other current assets.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 17 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Years ended November 30,
	2020	2019	2018
Changes in operating assets and liabilities:
Other assets	$(65)	$646	$(1,471)
Accounts payable and accrued liabilities	(137)	84	233
Accrued payroll and related benefits	67	(402)	38
	$(135)	$328	$(1,200)

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended November 30,
	2020	2019	2018
Interest received	$2,265	$3,094	$1,038
Income taxes paid	$376	$692	$331

Non-cash investing activities

During 2018, the Company recorded a non-cash increase to long-term notes receivable of $88,398 as a portion of the proceeds received on the sale of the Galore Creek assets (Note 4).

NOTE 19 – UNAUDITED SUPPLEMENTARY DATA

Quarterly data

The following is a summary of selected quarterly financial information (unaudited):

	2020
	Q1	Q2	Q3	Q4
Loss from operations	$(6,282)	$(8,087)	$(10,895)	$(7,973)
Net loss	$(6,595)	$(7,233)	$(12,736)	$(7,000)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.02)

	2019
	Q1	Q2	Q3	Q4
Loss from operations	$(5,663)	$(6,413)	$(7,216)	$(7,520)
Net loss	$(6,323)	$(5,515)	$(8,056)	$(7,867)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

NOVAGOLD RESOURCES INC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the year ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2020.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

NOVAGOLD RESOURCES INC.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” “Information Concerning The Board Of Directors And Executive Officers” and “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters.” is incorporated by reference in this section. Finally, the information in our 2021 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

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

Item 11.     Executive Compensation

The information appearing in our 2021 Proxy Statement under the headings. “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion & Analysis”, “Tabular Disclosure of Executive Compensation”, “Non-Executive Director Compensation” and “Compensation Committee Report” is incorporated by reference in this section.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing in our 2021 Proxy Statement under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

The following table provides information as of November 30, 2020, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (US$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,367,126	$4.59	27,282,265
Equity compensation plans not approved by security holders	—	—	—
Total	12,367,126	$4.59	27,282,265

NOVAGOLD RESOURCES INC.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2021 Proxy Statement under the heading “Interest Of Informed Persons In Material Transactions”, “Board of Directors” under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information appearing in our 2021 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as of November 30, 2020 and 2019 and for the years ended November 30, 2020, 2019 and 2018.

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto. See Item 8. Financial Statements and Supplementary Data.

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
10.1

Amendment dated January 13, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.2

Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.3

2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) (incorporated by reference to Appendix A to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 26, 2020)

10.4

NOVAGOLD Resources Inc. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.5

NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan (as amended) (incorporated by reference to Appendix C to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 26, 2020)

10.6

NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan (as amended) (incorporated by reference to Appendix E to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 26, 2020)

10.7

Employment Agreement between the Registrant and Gregory A. Lang dated January 9, 2012. (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.8

Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Ottewell, dated September 10, 2012. (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.9

Amendment dated July 15, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.10

Amendment dated June 1, 2011 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.11

Employment Agreement between the Registrant’s wholly-owned subsidiary, NOVAGOLD Resources Alaska, Inc., and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.12*

Share Purchase Agreement, dated July 25, 2018, by and among NOVAGOLD RESOURCES INC., Newmont Mining Corporation and Newmont Canada FN Holdings ULC (incorporated by reference to Exhibit 99.3 of the Form 8-K/A, filed with the Securities and Exchange Commission on October 3, 2018)

21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Kirk Hanson
23.3	Consent of Wood Canada Limited
23.4	Consent of Clifford Krall

NOVAGOLD RESOURCES INC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: January 27, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 27, 2021

/s/ David A. Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 27, 2021

/s/ Thomas S. Kaplan	Board Chair	January 27, 2021

/s/ Elaine Dorward-King	Director	January 27, 2021

/s/ Sharon Dowdall	Director	January 27, 2021

/s/ Diane Garrett	Director	January 27, 2021

/s/ Igor Levental	Director	January 27, 2021

/s/ Kalidas Madhavpeddi	Director	January 27, 2021

/s/ Clynton R. Nauman	Director	January 27, 2021

/s/ Ethan Schutt	Director	January 27, 2021

/s/ Anthony P. Walsh	Director	January 27, 2021

Item 15. (a)(2) Schedule A

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donlin Gold LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Donlin Gold LLC (the Company) as of November 30, 2020 and 2019, and the related statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended November 30, 2020, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

January 20, 2021

We have served as the Company's auditor since 2013.

DONLIN GOLD LLC

BALANCE SHEETS

(U.S. dollars in thousands)

	At November 30,
	2020	2019

ASSETS
Cash and cash equivalents	$4,672	$6,023
Inventory	46	50
Accounts receivable	25	—
Prepaid expenses	564	156
Current assets	5,307	6,229
Right of use assets (note 3)	351	—
Plant and equipment (note 4)	2,330	924
Mineral property (note 5)	65,230	65,384
Total assets	$73,218	$72,537

LIABILITIES
Accounts payable and accrued liabilities	$2,193	$3,361
Lease obligations (note 3)	165	—
Due to related parties (note 6)	183	112
Current liabilities	2,541	3,473
Lease obligations (note 3)	216	—
Reclamation and remediation (note 7)	1,230	1,384
Total liabilities	3,987	4,857

Commitments and contingencies (notes 3 and 8)

EQUITY
Partners’ contributions	445,556	415,002
Accumulated deficit	(376,325)	(347,322)
Total equity	69,231	67,680
Total liabilities and equity	$73,218	$72,537

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years ended November 30,
	2020	2019	2018

Operating expenses:
Drilling, studies and engineering	$17,641	$9,410	$4,780
General and administrative	4,193	4,127	4,513
Mineral property leases	2,885	3,249	2,346
Permitting and environmental	2,106	2,128	4,231
Community relations	1,853	1,954	1,699
Depreciation	325	114	26
Loss from operations	29,003	20,982	17,595

Net loss and comprehensive loss	$(29,003)	$(20,982)	$(17,595)

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2020	2019	2018

Operating activities:
Net loss	$(29,003)	$(20,982)	$(17,595)
Adjustments:
Depreciation	325	114	26
Changes in operating assets and liabilities:
Prepaid expenses	(408)	(22)	8
Inventory	4	(50)	—
Accounts receivable	(25)	—	—
Accounts payable and accrued liabilities	(1,169)	2,037	(650)
Net cash used in operating activities	(30,276)	(18,903)	(18,211)

Investing activities:
Capital expenditures - plant and equipment	(1,629)	(927)	—
Net cash used in investing activities	(1,629)	(927)	—

Financing activities:
Partners’ contributions	30,554	22,244	17,812
Net cash provided from financing activities	30,554	22,244	17,812

Increase/(Decrease) in cash during the year	(1,351)	2,414	(399)
Cash at beginning of year	6,023	3,609	4,008
Cash at end of year	$4,672	$6,023	$3,609

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF EQUITY

(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity

December 1, 2017	$187,473	$187,473	$(308,745)	$66,201

Partners’ cash contribution	8,906	8,906	—	17,812
Net loss	—	—	(17,595)	(17,595)
November 30, 2018	$196,379	$196,379	$(326,340)	$66,418

Partners’ cash contribution	11,122	11,122	—	22,244
Net loss	—	—	(20,982)	(20,982)
November 30, 2019	$207,501	$207,501	$(347,322)	$67,680

Partners’ cash contribution	15,277	15,277	—	30,554
Net loss	—	—	(29,003)	(29,003)
November 30, 2020	$222,778	$222,778	$(376,325)	$69,231

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

The Company’s Board of Directors approved the Project's Updated Feasibility Study in July 2012. The Company subsequently initiated the permitting process.  The U.S. Army Corps of Engineers (the “Corps”) issued the final Environmental Impact Study (EIS) on April 27, 2018. On August 13, 2018, the Corps and the Bureau of Land Management (BLM) issued a joint Federal Record of Decision (ROD) for the Donlin Gold project along with their respective federal permit authorizations.  Several major State of Alaska permits have also issued, including the approval of the Donlin Gold Reclamation and Closure Plan, final Waste Management Permit, Water Discharge permit, Title 16 Fish Habitat permits for the mine area and right of way agreements with the State and BLM. At the close of 2020, the water rights authorizations have completed their public notice process and the state pipeline right-of-way authorization has undergone a reconsideration request and also completed the public comment process.

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

Plant and equipment

On initial recognition, plant and equipment are recorded at cost subject to a ten thousand dollar threshold for capitalization. Plant and equipment are subsequently measured at cost less accumulated depreciation. Depreciation is recorded over the estimated useful life of the assets at the following annual rates:

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

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to undertake.  The liability is estimated using expected discounted cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. Adjustments to the reclamation obligation arising from changes in estimates are recorded as a component of the mineral property.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are considered to be cash equivalents.  The fair value of the Company’s financial assets, which includes cash, approximates their carrying values at November 30, 2020 due to their short-term nature.

Trade payables

The fair value of the Company’s financial liabilities, such as accounts payable and accrued liabilities approximates their carrying values at November 30, 2020 due to their short-term nature.

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

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

On December 1, 2019, the Company adopted this standard using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the year ended November 30, 2020 are presented under ASC Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. All leases were reassessed under the new standard including lease identification, lease classification, and initial direct costs in relation to its leases in effect as of December 1, 2019. The Company also elected the practical expedients allowing: i) the use of hindsight in determining the lease term and assessing impairment of ROU assets based on all facts and circumstances through the effective date of the new standard; ii) the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year; and iii) to combine lease and non-lease components and expense variable payments as rent/lease expense in the period incurred.

Adoption of the standard did not have an impact on the Company’s Balance Sheets, results from operations or cash flows. For required qualitative and quantitative disclosures related to leasing arrangements beginning in the period of adoption, see note 3.

Changes to the Company’s accounting policy as a result of adoption are discussed below.

The Company reviews all contracts and determines if the arrangement represents or contains a lease, at inception. Operating leases are included in Right of use assets and Lease obligations (current and long-term) in the Balance Sheets. The Company does not have any finance leases.

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

Recently issued accounting pronouncements

Fair Value Disclosure Requirements

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted.  Adoption of this guidance is not expected to significantly impact the Company’s financial statements and note disclosures.

NOTE 3 – LEASES

On January 1, 2020, the Company recorded a new operating lease obligation of $480 arising from obtaining ROU assets. The Company leased office space under a non-cancelable operating lease with an original lease terms of 3.25 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The lease also includes a renewal option at the election of the Company to renew or extend the lease for an additional four years. The optional periods have not been considered in the determination of ROU assets or lease liabilities associated with the lease as management did not consider it reasonably certain it would exercise the option. The Company also leases land, however, since the non-cancelable lease terms do not exceed 12 months, these are quantified below as short-term leases and are not recorded in the Balance Sheets.

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

The Company performed evaluations of its contracts and determined its identified leases are operating leases and short-term leases.  No variable leases with non-cancelable terms greater than one month were identified.

Operating lease expenses are included on the Statement of Loss in General and administrative expense and Mineral property leases and include the following components for the year ended November 30, 2020:

Operating lease cost	$143
Variable lease cost	—
Short-term lease cost	618
$761

Future minimum lease payments under non-cancellable operating leases as of November 30, 2020, were as follows:

2021	$168
2022	173
2023	58
Total future minimum lease payments	399
Less: imputed interest	(28)
Total	$381

Other information regarding leases for the year ended November 30, 2020 includes the following:

Cash paid for operating leases	$110
Right-of-use assets obtained in exchange for lease liabilities	$480
Weighted average remaining lease term (years) – operating leases	2.3
Weighted average discount rate – operating leases	3.94%

NOTE 4 – PLANT AND EQUIPMENT

	At November 30,
	2020	2019
Plant and equipment	$5,120	$3,389
Accumulated depreciation	(2,790)	(2,465)
	$2,330	$924

NOTE 5 – MINERAL PROPERTY

	At November 30,
	2020	2019
Acquisition cost	$64,000	$64,000
Asset retirement cost	1,230	1,384
	$65,230	$65,384

The Donlin Gold Project is located in the Kuskokwim region of southwestern Alaska on private, Alaska Native-owned mineral and surface land and Alaska state mining claims. The property is under lease for subsurface mineral rights from Calista Corporation and surface land rights from The Kuskokwim Corporation, two Alaska Native corporations. The mineral property was jointly owned by Barrick and NOVAGOLD through an unincorporated joint venture prior to the formation of the Company. Upon formation of the Company, the mineral property contributed was recorded based on the predecessor accounting values of Barrick and NOVAGOLD. As such, mineral property includes the historic acquisition cost as the partners’ initial contribution to the Company.

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received management and administrative services from Barrick for $1,174 in 2020, $1,210 in 2019, and $765 in 2018. The Barrick amounts are included in General and Administrative expense. The Company received engineering and administrative services from NOVAGOLD for $nil in 2020, $nil in 2019, $658 in 2018.  The NOVAGOLD amount is included in Drilling, studies and engineering expense.

The Company has accounts payable to Barrick at November 30, 2020 of $171 (2019: $112) for reimbursement of management and administrative services. The Company has accounts payable to NOVAGOLD at November 30, 2020 of $6 (2019: $nil).

NOTE 7 – RECLAMATION AND REMEDIATION

Significant reclamation and closure activities include rehabilitation and decommissioning of the camp and drill sites. Although the ultimate amount or timing of reclamation costs cannot be predicted with certainty, the estimated discounted cash flows required to settle the Company’s obligations for work undertaken at the site to date is $1,230. During the year, the reclamation model was updated resulting in a change in cash flows of ($154).  The estimated cash flows are assumed to commence in five years from the balance sheet date.

NOTE 8 – MINERAL PROPERTY LEASES

The Company leases certain assets, such as mineral property leases, that are an exception to applying lease accounting under ASC 842.  These mineral property leases coincide with the currently projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Future minimum annual mineral property lease payments are $2,426 in 2021, $2,426 in 2022, $2,426 in 2023, $2,426 in 2024, and $3,426 in 2025 totaling $13,130.