Form 10-Q
period 2021-02-28
NOVAGOLD RESOURCES INC
filed 2021-03-31
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2021

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

As of March 24, 2021, the Company had 331,331,184 common shares, no par value, outstanding.

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

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in our Annual Report on Form 10-K for the year ended November 30, 2020 and this Quarterly Report on Form 10-Q under the heading “Risk Factors” and elsewhere.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited, US dollars in thousands)

	As of February 28, 2021	As of November 30, 2020
ASSETS
Cash and cash equivalents	$63,193	$60,906
Term deposits	51,000	61,000
Notes receivable (Note 4)	73,914	72,611
Other assets (Note 6)	1,136	1,869
Current assets	189,243	196,386
Notes receivable (Note 4)	22,956	23,405
Investment in Donlin Gold (Note 5)	3,592	2,614
Other assets (Note 6)	2,249	2,036
Total assets	$218,040	$224,441

LIABILITIES
Accounts payable and accrued liabilities	$563	$900
Accrued payroll and related benefits	627	2,215
Lease obligations	213	207
Other liabilities	187	187
Current liabilities	1,590	3,509
Promissory note (Note 7)	111,235	109,801
Lease obligations	355	404
Total liabilities	113,180	113,714

Commitments and contingencies (Note 7)

EQUITY
Common shares	1,974,266	1,972,029
Contributed surplus	80,277	81,203
Accumulated deficit	(1,926,585)	(1,918,629)
Accumulated other comprehensive loss	(23,098)	(23,876)
Total equity	104,860	110,727
Total liabilities and equity	$218,040	$224,441

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on March 31, 2021. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang	/s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended
	February 28,	February 29,
	2021	2020
Operating expenses:
General and administrative (Note 9)	$5,329	$4,714
Equity loss – Donlin Gold (Note 5)	1,968	1,568
	7,297	6,282

Loss from operations	(7,297)	(6,282)
Interest expense on promissory note	(1,434)	(1,760)
Accretion of notes receivable	854	824
Other income (expense), net (Note 10)	(79)	887
Loss before income taxes and other items	(7,956)	(6,331)
Income tax expense	—	(264)
Net loss	(7,956)	(6,595)

Other comprehensive income (loss):
Foreign currency translation adjustments	778	(455)

Comprehensive loss	$(7,178)	$(7,050)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted (thousands)	331,295	328,286

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended
	February 28,	February 29,
	2021	2020
Operating activities:
Net loss	$(7,956)	$(6,595)
Adjustments:
Share-based compensation	2,042	1,761
Interest expense on promissory note	1,434	1,760
Equity loss – Donlin Gold	1,968	1,568
Accretion of notes receivable	(854)	(824)
Foreign exchange (gain) loss	483	(378)
Change in fair value of marketable securities	(226)	8
Deferred income tax expense	—	173
Other operating adjustments	2	4
Net change in operating assets and liabilities (Note 12)	(1,179)	(974)
Net cash used in operating activities	(4,286)	(3,497)

Investing activities:
Proceeds from term deposits	35,000	35,000
Purchases of term deposits	(25,000)	(35,000)
Funding of Donlin Gold	(2,946)	(2,600)
Net cash provided by (used in) investing activities	7,054	(2,600)

Financing activities:
Withholding tax on share-based compensation	(731)	(1,652)
Net cash used in financing activities	(731)	(1,652)

Effect of exchange rate changes on cash and cash equivalents	250	(101)
Net change in cash and cash equivalents	2,287	(7,850)
Cash and cash equivalents at beginning of period	60,906	67,549
Cash and cash equivalents at end of period	$63,193	$59,699

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2019	327,630	$1,965,573	$82,254	$(1,885,065)	$(24,808)	$137,954
Share-based compensation	—	—	1,761	—	—	1,761
Performance share units (PSUs) settled in shares	410	1,026	(1,026)	—	—	—
Stock options exercised	560	1,618	(1,618)	—	—	—
Withholding tax on PSUs	—	—	(1,652)	—	—	(1,652)
Net loss	—	—	—	(6,595)	—	(6,595)
Other comprehensive income	—	—	—	—	(455)	(455)
February 29, 2020	328,600	$1,968,217	$79,719	$(1,891,660)	$(25,263)	$131,013

November 30, 2020	330,412	$1,972,029	$81,203	$(1,918,629)	$(23,876)	$110,727
Share-based compensation	—	—	2,042	—	—	2,042
PSUs settled in shares	574	1,460	(1,460)	—	—	—
Stock options exercised	345	777	(777)	—	—	—
Withholding tax on PSUs	—	—	(731)	—	—	(731)
Net loss	—	—	—	(7,956)	—	(7,956)
Other comprehensive income	—	—	—	—	778	778
February 28, 2021	331,331	$1,974,266	$80,277	$(1,926,585)	$(23,098)	$104,860

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

The Condensed Consolidated Interim Financial Statements (“interim statements”) of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2020. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

In August 2018, Accounting Standards Update (“ASU”) No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. The Company adopted this standard on December 1, 2020. Adoption of this guidance did not impact the Company’s note disclosures.

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

NOTE 4 – NOTES RECEIVABLE

The Company has notes receivable from Newmont including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, the Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying values of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. As of February 28, 2021, the carrying value of the notes receivable was $96,870 including $8,472 of accumulated accretion. A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of February 28, 2021.

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

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended
	February 28,	February 29,
	2021	2020
Balance – beginning of period	$2,614	$1,840
Share of losses
Mineral property expenditures	(1,901)	(1,543)
Depreciation	(67)	(25)
	(1,968)	(1,568)
Funding	2,946	2,600
Balance – end of period	$3,592	$2,872

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property for Donlin Gold LLC than that of the Company.

	As of February 28,	As of November 30,
	2021	2020
Current assets: Cash, prepaid expenses and other receivables	$3,672	$2,654
Non-current assets: Property and equipment	1,320	1,339
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable and accrued liabilities	(1,307)	(1,271)
Non-current liabilities: Reclamation and lease obligations	(708)	(723)
Net assets	$35,592	$34,614

NOTE 6 – OTHER ASSETS

	As of February 28, 2021	As of November 30, 2020
Other current assets:
Accounts and interest receivable	$98	$577
Prepaid expenses	1,038	1,292
	$1,136	$1,869

Other long-term assets:
Marketable equity securities	$1,661	$1,402
Right-of-use assets	556	600
Office equipment	32	34
	$2,249	$2,036

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $111,235, comprised of $51,576 in principal, and $59,659 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,661 at February 28, 2021 ($1,402 at November 30, 2020), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended
	February 28,	February 29,
	2021	2020
Share-based compensation (Note 11)	$2,042	$1,761
Salaries and benefits	1,768	1,634
Office expense	589	620
Corporate communications and regulatory	309	402
Professional fees	619	295
Depreciation	2	2
	$5,329	$4,714

NOTE 10 – OTHER INCOME (EXPENSE), NET

	Three months ended
	February 28,	February 29,
	2021	2020
Interest income	$178	$517
Foreign exchange gain (loss)	(483)	378
Change in fair market value of marketable securities	226	(8)
	$(79)	$887

NOTE 11 – SHARE-BASED COMPENSATION

	Three months ended
	February 28,	February 29,
	2021	2020
Stock options	$1,193	$1,068
Performance share unit plan	796	644
Deferred share unit plan	53	49
	$2,042	$1,761

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

Stock options

A summary of stock options outstanding and activity during the three months ended February 28, 2021 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2020	10,403	$4.59
Granted	1,218	9.96
Exercised	(557)	3.90
February 28, 2021	11,064	$5.23	2.43	$36,884
Vested and exercisable as of February 28, 2021	7,620	$4.31	1.80	$30,818

The following table summarizes other stock option-related information:

	Three months ended
	February 28,	February 29,
	2021	2020
Weighted-average assumptions used to value stock option awards:
Expected volatility	47.3%	46.0%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	0.3%	1.6%
Expected forfeiture rate	3.0%	3.1%
Weighted-average grant-date fair value	$3.66	$2.60
Intrinsic value of options exercised	$3,505	$4,879
Cash received from options exercised	$—	$—

As of February 28, 2021, the Company had $6,022 of unrecognized compensation cost related to 3,444,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.75 years.

Performance share units

A summary of PSU awards outstanding and activity during the three months ended February 28, 2021 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2020	1,684	$4.59
Granted	331	10.07
Vested	(648)	3.85
Performance adjustment	216	3.85
February 28, 2021	1,583	$5.94	$16,906

As of February 28, 2021, the Company had $5,820 of unrecognized compensation cost related to 1,583,100 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.75 years.

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other PSU-related information:

	Three months ended
	February 28,	February 29,
	2021	2020
Performance multiplier on PSUs vested	150%	150%
Common shares issued (thousands)	574	410
Total fair value of common shares issued	$5,723	$2,855
Withholding tax paid on PSUs vested	$731	$1,652

NOTE 12 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended
	February 28,	February 29,
	2021	2020
Changes in operating assets and liabilities:
Other assets	$768	$772
Accounts payable and accrued liabilities	(355)	(288)
Accrued payroll and related benefits	(1,592)	(1,458)
	$(1,179)	$(974)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month periods ended February 28, 2021 and February 29, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2020, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.

Our goals for 2021 include:

●	Continue to advance the Donlin Gold project toward a construction decision.

●	Maintain/increase support for Donlin Gold among native entities and other stakeholders.

●	Promote a strong safety, sustainability and environmental culture.

●	Maintain a favorable reputation of the Company, its governance practices, and its project among shareholders.

●	Manage the Company treasury effectively and efficiently, including streamlining the corporate structure.

First quarter highlights

COVID-19 response

The Company has implemented policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been asked to work remotely, avoid all non-essential travel, adhere to good hygiene practices, and engage in physical distancing. Donlin Gold continues to provide COVID relief support in collaboration with The Kuskokwim Corporation (TKC), Calista Corporation (“Calista”) and many tribal governments.

Continuation of the COVID-19 pandemic in 2021 could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to field work and studies, and other factors that will depend on future developments that may be beyond our control.

Community engagement

To date, Donlin Gold LLC has signed six Friendship Agreements with villages in the Yukon-Kuskokwim (Y-K) region (Akiak, Sleetmute, Napaimute, Crooked Creek, Napaskiak, and Nikolai) that formalize current engagement with key local communities. These agreements with Donlin Gold expand upon the long-term relationships already established with these communities and address specific community needs such as water, sewer, and landfill projects; the ice road that connects remote villages in the Yukon-Kuskokwim (Y-K) region; salmon studies; and suicide prevention programs.

As a neighbor to others in the Y-K region and as a team largely made up of people from the area, Donlin Gold strives to aid communities with support and resources, particularly when health and safety are of concern. Donlin Gold is committed to support the needs of its community partners. In January 2021, the village of Tuluksak’s water purification plant was destroyed by fire, creating a health and safety crisis for the community. Donlin Gold, and several other community organizations, companies, and individuals stepped in to assist, providing drinking water, equipment, and other health supplies.

In partnership with TKC, the Village of Crooked Creek, and Napaimute Tribe, Donlin Gold was again the lead sponsor of a project to construct and maintain the upper portions of an ice road on the Kuskokwim River. Donlin Gold also provided technical data to assist the roadbuilder, including aerial photographs and ice measurements along the river. The road greatly improved safety and access to nearby communities for residents in remote locations. At its completion in February 2021, the Kuskokwim ice road was approximately 200 miles long.

Permitting

In April 2020, the Alaska Department of Natural Resources’ (ADNR) Division of Oil and Gas agreed to reconsider its decision on the State Right-of-Way (ROW) agreement and lease authorization for the buried natural gas pipeline. Under the reconsideration, on September 10, 2020, the ADNR issued for additional public comment a revised Consideration of Comments document. This document further describes how the ADNR is considering previous public input that was solicited in the ROW review, including how cumulative effects are addressed in the decision. The comment period on the document ended on November 9, 2020 and we expect the ADNR to re-issue the ROW agreement and lease authorization in the first half of 2021.

The State’s Clean Water Act (CWA) Section 401 certification of the Federal CWA Section 404 permit was formally appealed to the Commissioner of the Alaska Department of Environmental Conservation in June 2020. The appeal focuses on three narrow issues related to compliance with the State’s water quality standards near the proposed mine site. Donlin Gold and its litigation team are actively involved in the process and are working with the State to respond to the appeal issues. We expect that the Commissioner will issue his decision on the appeal in the first half of 2021.

In November 2020, the ADNR published an initial public notice for comment on Donlin Gold’s 12 applications for water rights for the mine site and transportation facilities, which closed on December 15, 2020. Water rights are for local surface water sources and groundwater to be used for process water, dust control, fire protection, and potable water. In March 2021, the ADNR introduced a second two-week public notice period, which closed on March 26, 2021. We anticipate the ADNR will issue final decisions on the water rights applications in the first half of 2021.

Donlin Gold, working with its Native Corporation partners, continues to support the State of Alaska to advance other permits and certificates needed for the project. The field work related to the issuance of the Alaska Dam Safety certificates was temporarily paused to concentrate on the 2020 drill program.

Donlin Gold is fortunate to have time-tested partnerships with Calista and TKC, owners of the mineral and surface rights, respectively. The project’s location on private land specially designated for mining activities through the 1971 Alaska Native Claims Settlement Act, is a key attribute that distinguishes it from most other mining assets in Alaska. Our commitment to meaningful tribal consultation throughout project development and permitting has been tested over decades of reliable and dependable engagement with the community. We are proud to provide significant economic and social benefits to the Y-K region.

Donlin Gold project

Additional confirmation and extension drilling are being planned for 2021 focusing on further testing, orebody continuity, structural control, and geotechnical and geometallurgical data collection and analysis. The drilling program specifics will be finalized once all assay results for the 2020 drill program have been integrated into an interim model update. The newly obtained data will be incorporated into the geologic and resource model and should lead the owners to determine updated mining schedules and life of mine business plans. Ultimately, the information should assist in determining the next steps to update the Donlin Gold feasibility study and initiate the engineering work necessary to advance the project design before reaching a construction decision. The owners will advance the Donlin Gold project in a financially disciplined manner with a strong focus on engineering excellence, environmental stewardship, a strong safety culture and continued community engagement.

Our share of funding for the Donlin Gold project in the first quarter of 2021 was $2.9 million. In 2021, we continue to expect our share of Donlin Gold LLC funding to be $18 to $22 million, including: $11 million for follow-up drilling, camp improvements and studies; $7 million for permitting, community engagement and administration; and an additional $4 million for other studies contingent upon mid-year approval by both owners.

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

Outlook

We do not currently generate operating cash flows. As of February 28, 2021, we had cash and cash equivalents of $63.2 million and term deposits of $51.0 million. In July 2021, we expect to receive $75 million from the first note receivable from Newmont resulting from the sale of our 50% interest in the Galore Creek project in 2018. Our anticipated expenditures in 2021 are $31 to $35 million, including $18 to $22 million to fund the Donlin Gold project and $13 million for corporate general and administrative costs. At present, we believe we have sufficient working capital available for the next twelve-month period to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs.

Additional capital will be necessary if a decision to commence engineering and construction is reached for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see the risk factors in our Annual Report on Form 10-K for the year ended November 30, 2020, as filed with the SEC and the Canadian Securities Regulators on January 29, 2021.

Summary of Consolidated Financial Performance

	Three months ended
	February 28,	February 29,
($ thousands, except per share)	2021	2020
General and administrative	$(5,329)	$(4,714)
Equity loss - Donlin Gold	(1,968)	(1,568)
Loss from operations	$(7,297)	$(6,282)

Net loss	$(7,956)	$(6,595)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)

Results of Operations

First quarter 2021 compared to 2020

General and administrative expense increased from $4.7 million in 2020 to $5.3 million in 2021 primarily due to higher share-based compensation costs, salaries, and legal fees. Equity loss – Donlin Gold increased from $1.6 million in 2020 to $1.9 million in 2021 due to the completion of the 2020 drill program assays in the first quarter of 2021.

Liquidity, Capital Resources and Capital Requirements

	As of	As of
($ thousands)	February 28, 2021	November 30, 2020	Change
Cash and cash equivalents	$63,193	$60,906	$2,287
Term deposits	51,000	61,000	(10,000)
	$114,193	$121,906	$(7,713)

In the first three months of 2021, total Cash, cash equivalents and Term deposits decreased by $7.7 million of which $4.3 million was used in operating activities for administrative costs and working capital changes, $2.9 million was used to fund Donlin Gold and $0.7 million related to withholding taxes paid on vested performance share units (PSUs). Effects of exchange rate changes on cash held in Canadian dollars increased cash by $0.3 million. The term deposits are denominated in U.S. dollars and are held at Canadian chartered banks.

	Three months ended
	February 28,	February 29,
($ thousands, except per share)	2021	2020
Net cash (used in) provided from:
Operating activities	$(4,286)	$(3,497)
Funding of Donlin Gold	$(2,946)	$(2,600)
Withholding tax on share-based compensation	$(731)	$(1,652)

First quarter 2021 compared to 2020

Net cash used in operating activities of continuing operations increased by $0.8 million, due to lower interest income and higher general and administrative costs. Net cash provided from (used in) investing activities included a $0.3 million increase in Donlin Gold funding due to the work in completing the 2020 drill program assays. In the first quarter of 2021, term deposits were reduced by $10 million, with the proceeds deposited in interest-bearing savings accounts.

Outstanding share data

As of March 24, 2021, the Company had 331,331,184 common shares issued and outstanding. Also, as of March 24, 2021, the Company had: i) a total of 11,064,437 stock options outstanding; 9,538,839 with a weighted-average exercise price of $5.22 and the remaining 1,525,598 of those stock options with a weighted-average exercise price of C$6.80; and ii) 1,583,100 PSUs and 291,647 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 13,730,734 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of February 28, 2021, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.1 million in the interest accrued on the promissory note per annum.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2021. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls over financial reporting are based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2020, as filed with the SEC on January 29, 2021. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2020, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: March 31, 2021	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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