Form 10-Q
period 2021-05-31
NOVAGOLD RESOURCES INC
filed 2021-06-29
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2021

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

As of June 22, 2021, the Company had 331,651,314 Common Shares, no par value, outstanding.

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

PART I     - FINANCIAL INFORMATION

Item 1.  Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)
	As of May 31, 2021	As of November 30, 2020
ASSETS
Cash and cash equivalents	$51,788	$60,906
Term deposits	55,799	61,000
Notes receivable (Note 4)	74,566	72,611
Other assets (Note 6)	854	1,869
Current assets	183,007	196,386
Notes receivable (Note 4)	23,158	23,405
Investment in Donlin Gold (Note 5)	4,572	2,614
Other assets (Note 6)	2,559	2,036
Total assets	$213,296	$224,441

LIABILITIES
Accounts payable and accrued liabilities	$557	$900
Accrued payroll and related benefits	1,178	2,215
Lease obligations	221	207
Other liabilities	187	187
Current liabilities	2,143	3,509
Promissory note (Note 7)	112,715	109,801
Lease obligations	310	404
Total liabilities	115,168	113,714

Commitments and contingencies (Note 7)

EQUITY
Common shares	1,974,884	1,972,029
Contributed surplus	81,754	81,203
Accumulated deficit	(1,937,106)	(1,918,629)
Accumulated other comprehensive loss	(21,404)	(23,876)
Total equity	98,128	110,727
Total liabilities and equity	$213,296	$224,441

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 29, 2021. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director /s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Operating expenses:
General and administrative (Note 9)	$4,992	$4,387	$10,321	$9,101
Equity loss – Donlin Gold (Note 5)	4,198	3,700	6,166	5,268
	9,190	8,087	16,487	14,369

Loss from operations	(9,190)	(8,087)	(16,487)	(14,369)
Interest expense on promissory note	(1,480)	(1,400)	(2,914)	(3,160)
Accretion of notes receivable	854	824	1,708	1,648
Other income (expense), net (Note 10)	(705)	1,694	(784)	2,581
Loss before income taxes and other items	(10,521)	(6,969)	(18,477)	(13,300)
Income tax expense	—	(264)	—	(528)
Net loss	(10,521)	(7,233)	(18,477)	(13,828)

Other comprehensive loss:
Foreign currency translation adjustments	1,694	(1,159)	2,472	(1,614)
	1,694	(1,159)	2,472	(1,614)

Comprehensive loss	$(8,827)	$(8,392)	$(16,005)	$(15,442)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted average shares outstanding
Basic and diluted (thousands)	331,400	329,111	331,348	328,700

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Operating activities:
Net loss	$(10,521)	$(7,233)	$(18,477)	$(13,828)
Adjustments:
Equity loss – Donlin Gold	4,198	3,700	6,166	5,268
Share-based compensation	2,095	1,715	4,137	3,476
Interest expense on promissory note	1,480	1,400	2,914	3,160
Foreign exchange (gain) loss	1,043	(882)	1,526	(1,260)
Accretion of notes receivable	(854)	(824)	(1,708)	(1,648)
Change in fair value of marketable securities	(258)	(298)	(484)	(290)
Deferred income tax expense	—	173	—	346
Other operating adjustments	2	6	4	10
Net change in operating assets and liabilities (Note 12)	839	409	(340)	(565)
Net cash used in operating activities of continuing operations	(1,976)	(1,834)	(6,262)	(5,331)

Investing activities:
Proceeds from term deposits	26,000	11,000	61,000	46,000
Purchases of term deposits	(30,799)	(11,000)	(55,799)	(46,000)
Funding of Donlin Gold	(5,178)	(4,290)	(8,124)	(6,890)
Net cash provided from (used in) investing activities	(9,977)	(4,290)	(2,923)	(6,890)

Financing activities:
Withholding tax on share-based compensation	—	—	(731)	(1,652)
Net cash used in investing activities	—	—	(731)	(1,652)

Effect of exchange rate changes on cash	548	(246)	798	(347)
Decrease in cash and cash equivalents	(11,405)	(6,370)	(9,118)	(14,220)
Cash and cash equivalents at beginning of period	63,193	59,699	60,906	67,549
Cash and cash equivalents at end of period	$51,788	$53,329	$51,788	$53,329

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)
	Six months ended May 31, 2021
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2020	330,412	$1,972,029	$81,203	$(1,918,629)	$(23,876)	$110,727
Share-based compensation	—	—	2,042	—	—	2,042
Performance share units (PSUs) settled in shares	574	1,460	(1,460)	—	—	—
Stock options exercised	345	777	(777)	—	—	—
Withholding tax on PSUs	—	—	(731)	—	—	(731)
Net loss	—	—	—	(7,956)	—	(7,956)
Other comprehensive income	—	—	—	—	778	778
February 28, 2021	331,331	$1,974,266	$80,277	$(1,926,585)	$(23,098)	$104,860
Share-based compensation	—	—	2,095	—	—	2,095
Stock options exercised	194	618	(618)	—	—	—
Net loss	—	—	—	(10,521)	—	(10,521)
Other comprehensive income	—	—	—	—	1,694	1,694
May 31, 2021	331,525	$1,974,884	$81,754	$(1,937,106)	$(21,404)	$98,128

	Six months ended May 31, 2020
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2019	327,630	$1,965,573	$82,254	$(1,885,065)	$(24,808)	$137,954
Share-based compensation	—	—	1,761	—	—	1,761
PSUs settled in shares	410	1,026	(1,026)	—	—	—
Stock options exercised	560	1,618	(1,618)	—	—	—
Withholding tax on PSUs	—	—	(1,652)	—	—	(1,652)
Net loss	—	—	—	(6,595)	—	(6,595)
Other comprehensive loss	—	—	—	—	(455)	(455)
February 29, 2020	328,600	$1,968,217	$79,719	$(1,891,660)	$(25,263)	$131,013
Share-based compensation	—	—	1,715	—	—	1,715
Stock options exercised	998	2,082	(2,082)	—	—	—
Net loss	—	—	—	(7,233)	—	(7,233)
Other comprehensive loss	—	—	—	—	(1,159)	(1,159)
May 31, 2020	329,598	$1,970,299	$79,352	$(1,898,893)	$(26,422)	$124,336

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

Fair Value Disclosure Requirements

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

NOTE 4 – NOTES RECEIVABLE

The Company has notes receivable from Newmont including a $75,000 note receivable upon the earlier of the completion of a new Galore Creek project pre-feasibility study or July 27, 2021, and a $25,000 note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. On closing of the Galore Creek sale, the Company estimated the fair value of the $75,000 and $25,000 notes receivable at $88,398, assuming payments in three and five years, respectively, at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term. The carrying values of the notes receivable are being accreted to $75,000 and $25,000 over three and five years, respectively. As of May 31, 2021, the carrying value of the notes receivable was $97,724 including $9,326 of accumulated accretion. A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of May 31, 2021.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Balance – beginning of period	$3,592	$2,872	$2,614	$1,840
Share of losses:
Mineral property expenditures	(4,129)	(3,665)	(6,030)	(5,208)
Depreciation	(69)	(35)	(136)	(60)
	(4,198)	(3,700)	(6,166)	(5,268)
Funding	5,178	4,290	8,124	6,890
Balance – end of period	$4,572	$3,462	$4,572	$3,462

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property for Donlin Gold LLC than that of the Company.

	At May 31,	As of November 30,
	2021	2020
Current assets: Cash, prepaid expenses and other receivables	$6,666	$2,654
Non-current assets: Property and equipment	1,364	1,339
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable and accrued liabilities	(3,385)	(1,271)
Non-current liabilities: Reclamation and lease obligations	(688)	(723)
Net assets	$36,572	$34,614

NOTE 6 – OTHER ASSETS

	As of May 31, 2021	As of November 30, 2020
Other current assets:
Accounts and interest receivable	$69	$577
Prepaid expenses	785	1,292
	$854	$1,869
Other long-term assets:
Marketable equity securities	$2,010	$1,402
Right-of-use assets	519	600
Office equipment	30	34
	$2,559	$2,036

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $112,715, comprised of $51,576 in principal, and $61,139 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $2,010 at May 31, 2021 ($1,402 at November 30, 2020), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Share-based compensation (Note 11)	$2,095	$1,715	$4,137	$3,476
Salaries and benefits	1,555	1,605	3,323	3,239
Office expense	614	563	1,203	1,183
Professional fees	388	180	1,007	582
Corporate communications and regulatory	338	322	647	617
Depreciation	2	2	4	4
	$4,992	$4,387	$10,321	$9,101

NOTE 10 – OTHER INCOME (EXPENSE), NET

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Change in fair market value of marketable securities	$258	$298	$484	$290
Interest income	80	514	258	1,031
Foreign exchange gain (loss)	(1,043)	882	(1,526)	1,260
	$(705)	$1,694	$(784)	$2,581

NOTE 11 – SHARE-BASED COMPENSATION

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Stock options	$1,207	$1,033	$2,400	$2,101
Performance share unit plan	829	633	1,625	1,277
Deferred share unit plan	59	49	112	98
	$2,095	$1,715	$4,137	$3,476

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Stock options

A summary of stock options outstanding as of May 31, 2021 and activity during the six months ended May 31, 2021 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2020	10,403	$4.59
Granted	1,218	9.96
Exercised	(921)	4.22
May 31, 2021	10,700	$5.30	2.23	$53,224
Vested and exercisable as of May 31, 2021	7,364	$4.37	1.61	$43,363

The following table summarizes other stock option-related information:

	Six months ended May 31,
	2021	2020
Weighted-average assumptions used to value stock option awards:
Expected volatility	47.3%	46.2%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	0.3%	1.5%
Expected forfeiture rate	3.0%	3.1%
Weighted-average grant-date fair value	$3.66	$2.71
Intrinsic value of options exercised	$5,384	$15,198
Cash received from options exercised	$—	$—

As of May 31, 2021, the Company had $5,031 of unrecognized compensation cost related to 3,336,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.5 years.

Performance share units

A summary of PSU awards outstanding as of May 31, 2021 and activity during the six months ended May 31, 2021 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2020	1,684	$4.59
Granted	331	10.07
Vested	(648)	3.85
Performance adjustment	216	3.85
May 31, 2021	1,583	$5.94	$22,656

As of May 31, 2021, the Company had $5,253 of unrecognized compensation cost related to 1,583,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.5 years.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other PSU-related information:

	Six months ended May 31,
	2021	2020
Performance multiplier on PSUs vested	150%	150%
Common shares issued (thousands)	574	410
Total fair value of common shares issued	$5,723	$2,855
Withholding tax paid on PSUs vested	$731	$1,652

NOTE 12 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Six months ended May 31,
	2021	2020
Changes in operating assets and liabilities:
Other assets	$1,102	$781
Accounts payable and accrued liabilities	(392)	(325)
Accrued payroll and related benefits	(1,050)	(1,021)
	$(340)	$(565)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and six-month periods ended May 31, 2021 and May 31, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2020, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

Overview

Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of feasibility studies, preparation of engineering designs and the financing to fund these objectives.

Our goals for 2021 include:

●	Continue to advance the Donlin Gold project toward a construction decision.

●	Maintain/increase support for Donlin Gold among native entities and other stakeholders.

●	Promote a strong safety, sustainability, and environmental culture.

●	Maintain a favorable reputation of the Company, its governance practices, and its project among shareholders.

●	Manage the Company treasury effectively and efficiently, including streamlining the corporate structure.

Second quarter highlights

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

Prior to opening the camp this year, Donlin Gold consulted with its partners Calista and TKC, as well as the home communities of Donlin Gold employees regarding COVID-19 health and safety precautions to protect the workforce and the people of the Yukon-Kuskokwim (Y-K) region. Following a successful 2020 season with zero COVID-19 cases on site, employees and contractors will again have mandatory testing prior to traveling to the Donlin Gold project camp and upon arrival must follow social distancing and other protective requirements.

Continuation of the COVID-19 pandemic in 2021 could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work and studies, and other factors that will depend on future developments that may be beyond our control.

Community engagement

To date, Donlin Gold LLC has signed seven Friendship Agreements with villages in the Y-K region (Akiak, Sleetmute, Napaimute, Crooked Creek, Napaskiak, Nikolai and Tuluksak) that formalize current engagement with key local communities. These agreements include educational, environmental, and social initiatives to help support the villages.

For the 2021 season, Donlin Gold LLC hired employees from 18 Y-K communities. In an area with high unemployment and fewer job choices than in urban environments, the work experience and skills training that Donlin Gold provides is attractive and employees are encouraged to bring their safety knowledge into their home village. Local community involvement in the project is core to both Barrick’s and NOVAGOLD’s philosophy, and approximately 70% of Donlin Gold direct hires for this year’s drill program are Alaska Natives.

As a neighbor to others in the Y-K region and as a team largely made up of people from the area, Donlin Gold strives to aid communities with support and resources, particularly when health and safety are of concern. Donlin Gold is committed to support the needs of its community partners. In March, the Thomas Lodge in Crooked Creek, which is the only lodging option in the village and in proximity to the project site, had a major fire resulting in substantial damage. The Company and Donlin Gold LLC assisted with labor and materials to help complete the repairs and re-open the lodge.

Permitting

The State’s Clean Water Act (CWA) Section 401 certification (the “401 Certification”) of the Federal CWA Section 404 permit was formally appealed to the Commissioner of the Alaska Department of Environmental Conservation in June 2020, and the ADEC Commissioner referred the appeal to an Administrative Law Judge for review. The appeal focused on three narrow issues related to compliance with the State’s water quality standards near the mine site. On April 12, 2021, the Administrative Law Judge issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. As expected, that decision was appealed on June 28, 2021 in Alaska’s Superior Court by Earthjustice, a San Francisco-based activist law firm, on behalf of Orutsararmiut Native Council.

In April 2020, the Alaska Department of Natural Resources’ (ADNR) Division of Oil and Gas agreed to reconsider its decision on the State Right-of-Way (ROW) agreement and lease authorization for the buried natural gas pipeline. Under the reconsideration, on September 10, 2020, the ADNR issued for additional public comment a revised Consideration of Comments document. This document describes how the ADNR considered public input that was solicited in the ROW review, including how cumulative effects are addressed in the decision. The comment period on the document ended on November 9, 2020. The ADNR is expected to re-issue its decision on the ROW agreement and lease authorization in 2021.

In November 2020, the ADNR published an initial public notice for comment on Donlin Gold’s 12 applications for water rights for the mine site and transportation facilities, which closed on December 15, 2020. Water rights are for local surface water sources and groundwater to be used for process water, dust control, fire protection, and potable water. In March 2021, the ADNR held a second two-week public notice period, which closed on March 26, 2021. The ADNR is expected to issue its final decisions in 2021.

Donlin Gold, working with its Native Corporation partners, continues to support the State of Alaska to advance other permits and certificates needed for the project. The field work related to the issuance of the Alaska Dam Safety certificates was temporarily paused to concentrate on the 2020 and 2021 geological drill programs.

Donlin Gold is fortunate to have strong partnerships with Calista and TKC, owners of the mineral and surface rights, respectively. The project’s location on private land specially designated for mining activities through the 1971 Alaska Native Claims Settlement Act, is a key attribute that distinguishes it from most other mining assets in Alaska. Donlin Gold’s commitment to meaningful tribal consultation throughout project development and permitting has been proven over decades of reliable and dependable engagement with the community.

Donlin Gold project

Additional confirmation and extension drilling are underway, focusing on further testing, orebody continuity, structural control, and geotechnical and geometallurgical data collection and analysis. There are four drill rigs currently operating at the Donlin Gold project site in both the ACMA and Lewis deposit areas, with 28 holes drilled to date of a planned 64-hole program. The newly obtained data will be incorporated into the geologic and resource model and should lead the owners to determine updated mining schedules and life of mine business plans. Ultimately, the information should assist in determining the next steps to a final Donlin Gold feasibility study and initiate the engineering work necessary to advance the project design before reaching a construction decision. The owners will advance the Donlin Gold project in a financially disciplined manner with a strong focus on engineering excellence, environmental stewardship, a strong safety culture and continued community engagement.

Our share of funding for the Donlin Gold project in the first six months of 2021 was $8.1 million. We continue to expect our total 2021 share of Donlin Gold LLC funding to be $18 to $22 million, including: $11 million for follow-up drilling, camp improvements and studies; $7 million for permitting, community engagement and administration; and an additional $4 million for other studies contingent upon approval by both owners.

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

Outlook

We do not currently generate operating cash flows. As of May 31, 2021, we had cash and cash equivalents of $51.8 million and term deposits of $55.8 million. In July 2021, we expect to receive $75 million from the first note receivable from Newmont resulting from the sale of our 50% interest in the Galore Creek project in 2018. Our anticipated expenditures in 2021 are $31 to $35 million, including $18 to $22 million to fund the Donlin Gold project and $13 million for corporate general and administrative costs. At present, we believe we have sufficient working capital available for the next twelve-month period to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs.

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

Summary of Consolidated Financial Performance

	Three months ended May 31,		Six months ended May 31,
($ thousands, except per share)	2021	2020	2021	2020
General and administrative	$(4,992)	$(4,387)	$(10,321)	$(9,101)
Equity loss - Donlin Gold	(4,198)	(3,700)	(6,166)	(5,268)
Loss from operations	$(9,190)	$(8,087)	$(16,487)	$(14,369)

Net loss	$(10,521)	$(7,233)	$(18,477)	$(13,828)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Results of Operations

Second quarter 2021 compared to 2020

Loss from operations increased from $8.1 million in 2020 to $9.2 million in 2021 due to higher general and administrative expense and higher costs at Donlin Gold LLC. General and administrative expense increased by $0.6 million primarily due to higher share-based compensation and legal costs. In the second quarter of 2020, Donlin Gold LLC temporarily paused the drill program for April through mid-May as a precautionary COVID measure.

Net loss increased from $7.2 million ($0.02 per share) in 2020 to $10.5 million ($0.03 per share) in 2021, primarily due to higher operating losses, lower interest income and foreign exchange movements.

First six months 2021 compared to 2020

Loss from operations increased from $14.4 million in 2020 to $16.5 million in 2021 due to higher general and administrative expense and higher costs at Donlin Gold LLC. General and administrative expense increased by $1.2 million primarily due to higher share-based compensation and legal costs. At Donlin Gold, expenses increased by $0.9 million in 2021 due to the completion of the 2020 drill program assays in the first quarter of 2021 and the April through mid-May pause in the 2020 drill program.

Net loss increased from $13.8 million ($0.04 per share) in 2020 to $18.5 million ($0.06 per share) in 2021, primarily due to higher operating losses, lower interest income and foreign exchange movements, partially offset by lower interest expense on the promissory note payable to Barrick.

Liquidity, Capital Resources and Capital Requirements

	As of	As of
($ thousands)	May 31, 2021	November 30, 2020	Change
Cash and cash equivalents	$51,788	$60,906	$(9,118)
Term deposits	55,799	61,000	(5,201)
	$107,587	$121,906	$(14,319)

In the first six months of 2021, total Cash, cash equivalents and Term deposits decreased by $14.3 million of which $6.3 million was used in operating activities for administrative costs and working capital changes, $8.1 million was used to fund Donlin Gold and $0.7 million related to withholding taxes paid on vested performance share units (PSUs). Effects of exchange rate changes increased cash by $0.8 million. The term deposits are denominated in U.S. or Canadian dollars and are held at Canadian chartered banks.

	Three months ended May 31,		Six months ended May 31,
($ thousands)	2021	2020	2021	2020
Net cash used in:
Operating activities	$(1,976)	$(1,834)	$(6,262)	$(5,331)
Investing activities	$(9,977)	$(4,290)	$(2,923)	$(6,890)
Financing activities	$—	$—	$(731)	$(1,652)

Second quarter 2021 compared to 2020

Net cash used in operating activities increased by $0.1 million, due to lower interest income and higher legal costs, partially offset by changes in working capital. Net cash provided from (used in) investing activities included a $0.9 million increase in Donlin Gold funding due to the 2021 drill program. Term deposits increased by $4.8 million from a reduction in interest-bearing savings account balances.

First six months 2021 compared to 2020

Net cash used in operating activities increased by $0.9 million, primarily due to lower interest income and higher legal costs, partially offset by changes in working capital. Net cash provided from (used in) investing activities included a $1.2 million increase in Donlin Gold funding due to timing of the 2021 drill program. For the six-month period in 2021, term deposits decreased by $5.2 million, with the proceeds deposited in interest-bearing savings accounts. Net cash used in financing activities related to withholding taxes paid on vested performance share units.

Outstanding share data

As of June 22, 2021, the Company had 331,651,314 common shares issued and outstanding. Also, as of June 22, 2021, the Company had: i) a total of 10,460,803 stock options outstanding; 9,026,405 with a weighted-average exercise price of $5.26 and the remaining 1,434,398 of those stock options with a weighted-average exercise price of C$6.85; and ii) 1,583,100 PSUs and 297,686 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 13,133,139 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of May 31, 2021, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.1 million in the interest accrued on the promissory note per annum.

Item 4.  Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2021. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2020, as filed with the SEC on January 29, 2021. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2020, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results of operations.

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

Date: June 29, 2021	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3(i).1

Amended and Restated Articles of NOVAGOLD RESOURCES INC. dated May 12, 2021 (incorporated by reference to Appendix A to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 25, 2021).

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