Form 10-Q
period 2021-08-31
NOVAGOLD RESOURCES INC
filed 2021-09-29
CIK 1173420

-UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2021

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

As of September 22, 2021, the Company had 331,677,553 Common Shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold project, permitting and the timing thereof, timing relating to challenges to prior permitting decisions, market prices for precious metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

PART I     - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	As of August 31, 2021	As of November 30, 2020
ASSETS
Cash and cash equivalents	$117,793	$60,906
Term deposits	55,548	61,000
Notes receivable (Note 4)	—	72,611
Other assets (Note 6)	529	1,869
Current assets	173,870	196,386
Notes receivable (Note 4)	23,363	23,405
Investment in Donlin Gold (Note 5)	4,725	2,614
Other assets (Note 6)	2,236	2,036
Total assets	$204,194	$224,441

LIABILITIES
Accounts payable and accrued liabilities	$646	$900
Accrued payroll and related benefits	1,749	2,215
Lease obligations	221	207
Other liabilities	182	187
Current liabilities	2,798	3,509
Promissory note (Note 7)	114,221	109,801
Lease obligations	244	404
Total liabilities	117,263	113,714

Commitments and contingencies (Note 7)

EQUITY
Common shares	1,975,405	1,972,029
Contributed surplus	83,283	81,203
Accumulated deficit	(1,948,896)	(1,918,629)
Accumulated other comprehensive loss	(22,861)	(23,876)
Total equity	86,931	110,727
Total liabilities and equity	$204,194	$224,441

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on September 29, 2021. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2021
Operating expenses:
General and administrative (Note 9)	$4,883	$4,745	$15,204	$13,846
Equity loss – Donlin Gold (Note 5)	6,748	6,150	12,914	11,418
	11,631	10,895	28,118	25,264

Loss from operations	(11,631)	(10,895)	(28,118)	(25,264)
Interest expense on promissory note	(1,506)	(1,428)	(4,420)	(4,588)
Accretion of notes receivable	639	835	2,347	2,483
Other income (expense), net (Note 10)	818	(982)	34	1,599
Loss before income taxes and other items	(11,680)	(12,470)	(30,157)	(25,770)
Income tax expense	(110)	(266)	(110)	(794)
Net loss	(11,790)	(12,736)	(30,267)	(26,564)

Other comprehensive loss:
Foreign currency translation adjustments	(1,457)	2,345	1,015	731
	(1,457)	2,345	1,015	731

Comprehensive loss	$(13,247)	$(10,391)	$(29,252)	$(25,833)

Net loss per common share – basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.08)

Weighted average shares outstanding
Basic and diluted (thousands)	331,641	329,598	331,442	329,001

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Operating activities:
Net loss	$(11,790)	$(12,736)	$(30,267)	$(26,564)
Adjustments:
Equity loss – Donlin Gold	6,748	6,150	12,914	11,418
Share-based compensation	2,050	1,783	6,187	5,259
Interest expense on promissory note	1,506	1,428	4,420	4,588
Foreign exchange (gain) loss	(906)	1,745	620	485
Accretion of notes receivable	(639)	(835)	(2,347)	(2,483)
Change in fair value of marketable securities	168	(372)	(316)	(662)
Deferred income tax expense	—	175	—	521
Other operating adjustments	2	4	6	14
Net change in operating assets and liabilities (Note 12)	984	832	644	267
Net cash used in operating activities of continuing operations	(1,877)	(1,826)	(8,139)	(7,157)

Investing activities:
Proceeds from term deposits	25,000	—	86,000	46,000
Purchases of term deposits	(25,000)	—	(80,799)	(46,000)
Proceeds from note receivable	75,000	—	75,000	—
Funding of Donlin Gold	(6,901)	(6,693)	(15,025)	(13,583)
Net cash provided from (used in) investing activities	68,099	(6,693)	65,176	(13,583)

Financing activities:
Withholding tax on share-based compensation	—	—	(731)	(1,652)
Net cash used in investing activities	—	—	(731)	(1,652)

Effect of exchange rate changes on cash	(217)	538	581	191
Change in cash and cash equivalents	66,005	(7,981)	56,887	(22,201)
Cash and cash equivalents at beginning of period	51,788	53,329	60,906	67,549
Cash and cash equivalents at end of period	$117,793	$45,348	$117,793	$45,348

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Nine months ended August 31, 2021
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2020	330,412	$1,972,029	$81,203	$(1,918,629)	$(23,876)	$110,727
Share-based compensation	—	—	2,042	—	—	2,042
Performance share units (PSUs) settled in shares	574	1,460	(1,460)	—	—	—
Stock options exercised	345	777	(777)	—	—	—
Withholding tax on PSUs	—	—	(731)	—	—	(731)
Net loss	—	—	—	(7,956)	—	(7,956)
Other comprehensive income	—	—	—	—	778	778
February 28, 2021	331,331	$1,974,266	$80,277	$(1,926,585)	$(23,098)	$104,860
Share-based compensation	—	—	2,095	—	—	2,095
Stock options exercised	194	618	(618)	—	—	—
Net loss	—	—	—	(10,521)	—	(10,521)
Other comprehensive income	—	—	—	—	1,694	1,694
May 31, 2021	331,525	$1,974,884	$81,754	$(1,937,106)	$(21,404)	$98,128
Share-based compensation	—	—	2,050	—	—	2,050
Stock options exercised	153	521	(521)	—	—	—
Net loss	—	—	—	(11,790)	—	(11,790)
Other comprehensive loss	—	—	—	—	(1,457)	(1,457)
August 31, 2021	331,678	$1,975,405	$83,283	$(1,948,896)	$(22,861)	$86,931

	Nine months ended August 31, 2020
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2019	327,630	$1,965,573	$82,254	$(1,885,065)	$(24,808)	$137,954
Share-based compensation	—	—	1,761	—	—	1,761
PSUs settled in shares	410	1,026	(1,026)	—	—	—
Stock options exercised	560	1,618	(1,618)	—	—	—
Withholding tax on PSUs	—	—	(1,652)	—	—	(1,652)
Net loss	—	—	—	(6,595)	—	(6,595)
Other comprehensive loss	—	—	—	—	(455)	(455)
February 29, 2020	328,600	$1,968,217	$79,719	$(1,891,660)	$(25,263)	$131,013
Share-based compensation	—	—	1,715	—	—	1,715
Stock options exercised	998	2,082	(2,082)	—	—	—
Net loss	—	—	—	(7,233)	—	(7,233)
Other comprehensive loss	—	—	—	—	(1,159)	(1,159)
May 31, 2020	329,598	$1,970,299	$79,352	$(1,898,893)	$(26,422)	$124,336
Share-based compensation	—	—	1,783	—	—	1,783
Net loss	—	—	—	(12,736)	—	(12,736)
Other comprehensive income	—	—	—	—	2,345	2,345
August 31, 2020	329,598	$1,970,299	$81,135	$(1,911,629)	$(24,077)	$115,728

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

NOTE 4 – NOTES RECEIVABLE

On July 27, 2018, the Company sold its interest in the Galore Creek project to a subsidiary of Newmont Corporation (“Newmont”) for cash proceeds of $100,000, a $75,000 note receivable due on the earlier of the completion of a Galore Creek pre-feasibility study or July 27, 2021, a $25,000 note receivable due on the earlier of the completion of a Galore Creek feasibility study or July 31, 2023, and a contingent note for $75,000 upon approval of a Galore Creek project construction plan by the owner(s). The Company received $75,000 from Newmont on July 27, 2021.

As of August 31, 2021, the carrying value of the $25,000 note receivable was $23,363 including $2,415 of accumulated accretion. The carrying value of the note receivable is being accreted to $25,000 over five years at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term.

A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of August 31, 2021.

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

Changes in the Company’s investment in Donlin Gold LLC are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Balance – beginning of period	$4,572	$3,462	$2,614	$1,840
Share of losses:
Mineral property expenditures	(6,650)	(6,111)	(12,680)	(11,319)
Depreciation	(98)	(39)	(234)	(99)
	(6,748)	(6,150)	(12,914)	(11,418)
Funding	6,901	6,693	15,025	13,583
Balance – end of period	$4,725	$4,005	$4,725	$4,005

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property for Donlin Gold LLC than that of the Company.

	At August 31, 2021	As of November 30, 2020
Current assets: Cash, prepaid expenses and other receivables	$6,618	$2,654
Non-current assets: Property and equipment	1,411	1,339
Non-current assets: Mineral property	32,586	32,615
Current liabilities: Accounts payable and accrued liabilities	(3,223)	(1,271)
Non-current liabilities: Reclamation and lease obligations	(667)	(723)
Net assets	$36,725	$34,614

NOTE 6 – OTHER ASSETS

	As of August 31, 2021	As of November 30, 2020
Other current assets:
Accounts and interest receivable	$45	$577
Prepaid expenses	484	1,292
	$529	$1,869

Other long-term assets:
Marketable equity securities	$1,755	$1,402
Right-of-use assets	453	600
Office equipment	28	34
	$2,236	$2,036

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $114,221, comprised of $51,576 in principal, and $62,645 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold LLC, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold LLC. The carrying value of the promissory note approximates fair value.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,755 at August 31, 2021 ($1,402 at November 30, 2020), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Share-based compensation (Note 11)	$2,050	$1,783	$6,187	$5,259
Salaries and benefits	1,625	1,483	4,948	4,722
Office expense	595	461	1,798	1,644
Professional fees	409	669	1,416	1,251
Corporate communications and regulatory	202	347	849	964
Depreciation	2	2	6	6
	$4,883	$4,745	$15,204	$13,846

NOTE 10 – OTHER INCOME (EXPENSE), NET

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Change in fair market value of marketable securities	$(168)	$372	$316	$662
Interest income	80	391	338	1,422
Foreign exchange gain (loss)	906	(1,745)	(620)	(485)
	$818	$(982)	$34	$1,599

NOTE 11 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Stock options	$1,157	$1,095	$3,557	$3,196
Performance share unit plan	831	636	2,456	1,913
Deferred share unit plan	62	52	174	150
	$2,050	$1,783	$6,187	$5,259

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Stock options

A summary of stock options outstanding as of August 31, 2021 and activity during the nine months ended August 31, 2021 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2020	10,403	$4.59
Granted	1,218	9.96
Exercised	(1,221)	4.27
August 31, 2021	10,400	5.29	2.03	$24,122
Vested and exercisable as of August 31, 2021	7,076	$4.34	1.41	$20,629

The following table summarizes other stock option-related information:

	Nine months ended August 31,
	2021	2020
Weighted-average assumptions used to value stock option awards:
Expected volatility	47.3%	46.2%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	0.3%	1.5%
Expected forfeiture rate	3.0%	3.1%
Weighted-average grant-date fair value	$3.66	$2.71
Intrinsic value of options exercised	$6,837	$15,198
Cash received from options exercised	$—	$—

As of August 31, 2021, the Company had $3,630 of unrecognized compensation cost related to 3,325,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.25 years.

Performance share units

A summary of PSU awards outstanding as of August 31, 2021 and activity during the nine months ended August 31, 2021 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2020	1,684	$4.59
Granted	331	10.07
Vested	(648)	3.85
Performance adjustment	216	3.85
August 31, 2021	1,583	$5.94	$11,972

As of August 31, 2021, the Company had $4,201 of unrecognized compensation cost related to 1,583,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.25 years.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other PSU-related information:

	Nine months ended August 31,
	2021	2020
Performance multiplier on PSUs vested	150%	150%
Common shares issued (thousands)	574	410
Total fair value of common shares issued	$5,723	$2,855
Withholding tax paid on PSUs vested	$731	$1,652

NOTE 12 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Nine months ended August 31,
	2021	2020
Changes in operating assets and liabilities:
Other assets	$1,403	$667
Accounts payable and accrued liabilities	(286)	70
Accrued payroll and related benefits	(473)	(470)
	$644	$267

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and nine-month periods ended August 31, 2021 and August 31, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2020, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

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

Third quarter highlights

COVID-19 response

The Company has implemented policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, asked to work remotely, avoid all non-essential business travel, adhere to good hygiene practices, and engage in physical distancing. Donlin Gold continues to provide COVID relief support in collaboration with Calista Corporation (“Calista”), The Kuskokwim Corporation (TKC), and many tribal governments.

Prior to opening the camp this year, Donlin Gold consulted with its partners Calista and TKC, as well as the home communities of Donlin Gold employees regarding COVID-19 health and safety precautions to protect the workforce and the people of the Yukon-Kuskokwim (Y-K) region. Following a successful 2020 season with zero COVID-19 cases on site, employees and contractors again have mandatory testing for the 2021 season prior to traveling to the Donlin Gold project camp and upon arrival must follow social distancing and other protective requirements. The Donlin Gold office in Anchorage has recently been closed in response to two positive cases discovered in employees there. All Donlin Gold employees who may have been exposed have been tested, are quarantining, and are currently working remotely in accordance with the Donlin Gold COVID-19 Mitigation Plan protocols.

Continuation of the COVID-19 pandemic in 2021 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, studies, and assay results, and other factors that will depend on future developments that may be beyond our control.

Community engagement

To date, Donlin Gold LLC has made progress in formalizing its community relationships with Shared Value Statements covering eight villages from the Y-K region (Akiak, Sleetmute, Napaimute, Crooked Creek, Napaskiak, Nikolai, Tuluksak and Kalskag) that formalize current engagement with key local communities. These agreements include educational, environmental, and social initiatives to help provide support for these villages.

For the 2021 season, Donlin Gold LLC hired employees from 20 Y-K communities. In an area with high unemployment and fewer job choices than in urban environments, the work experience and skills training that Donlin Gold provides is attractive and employees are encouraged to bring their safety knowledge into their home village. Local community involvement in the project is core to both Barrick’s and NOVAGOLD’s philosophy, and approximately 70% of Donlin Gold direct hires for this year’s drill program are Alaska Natives.

As a neighbor to others in the Y-K region and as a team largely made up of people from the area, Donlin Gold strives to aid communities with support and resources, particularly when health and safety are of concern. Donlin Gold is committed to support the needs of its community partners. In August, Donlin Gold held the fourth annual “In It For The Long Haul” backhaul project with approximately 180,000 pounds of hazardous and electronic waste removed from 26 villages throughout the Y-K region.

Permitting

The State’s Clean Water Act (CWA) Section 401 certification (the “401 Certification”) of the Federal CWA Section 404 permit was formally appealed to the Commissioner of the Alaska Department of Environmental Conservation in June 2020, and the ADEC Commissioner referred the appeal to an Administrative Law Judge for review. The appeal focused on three narrow issues related to compliance with the State’s water quality standards near the mine site. On April 12, 2021, the Administrative Law Judge issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021 in Alaska’s Superior Court by Earthjustice, a San Francisco-based activist law firm, on behalf of Orutsararmiut Native Council (ONC).

In April 2020, the Alaska Department of Natural Resources’ (ADNR) Division of Oil and Gas agreed to reconsider its decision on the State Right-of-Way (ROW) agreement and lease authorization for the buried natural gas pipeline. Under the reconsideration, on September 10, 2020, the ADNR issued for additional public comment a revised Consideration of Comments document. This document describes how the ADNR considered public input that was solicited in the ROW review, including how cumulative effects are addressed in the decision. The comment period on the document ended on November 9, 2020. On July 19, 2021, the ADNR Commissioner completed the reconsideration and upheld the ROW agreement and lease authorization. On August 9, 2021, two parties requested that the Commissioner conduct a further reconsideration. The first party was Earthjustice representing ONC, Cook Inletkeeper, and three villages. The second party was an individual who operates an outdoor guiding business around the pipeline route. The Commissioner rejected both further reconsideration requests on August 19, 2021. On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three villages, filed an appeal of the State ROW in Alaska Superior Court. An appeal was also filed by the second party on September 20, 2021.

In November 2020, the ADNR published an initial public notice for comment on Donlin Gold’s 12 applications for water rights for the mine site and transportation facilities, which closed on December 15, 2020. Water rights are for local surface water sources and groundwater to be used for process water, dust control, fire protection, and potable water. In March 2021, the ADNR held a second two-week public notice period, which closed on March 26, 2021. All the final Water Rights were issued on June 29, 2021 by ADNR’s Division of Mining Land and Water. In July, they were administratively appealed to the ADNR Commissioner by Earthjustice, ONC, and five villages. We anticipate a decision on the appeal by the Commissioner in 2022.

Donlin Gold, working with its Native Corporation partners, continues to support the State of Alaska to advance other permits and certificates needed for the project. The field work related to the issuance of the Alaska Dam Safety certificates, which is a multi-year commitment, was temporarily paused to concentrate on the 2020 and 2021 geological drill programs.

Donlin Gold is fortunate to have strong partnerships with Calista and TKC, owners of the mineral and surface rights, respectively. The project’s location on private land specially designated for mining activities through the 1971 Alaska Native Claims Settlement Act. Donlin Gold’s commitment to meaningful tribal consultation throughout project development and permitting has been proven over decades of reliable and dependable engagement with the community.

Donlin Gold project

The 2021 drilling program includes additional confirmation and extension drilling, focusing on further testing, orebody continuity, structural control, and geotechnical and geometallurgical data collection and analysis. In September, 2021, the drilling portion of the program was completed at the Donlin Gold project site in the ACMA and Lewis deposit areas. A total of 79 holes were drilled for a total of approximately 24,200 meters, including an additional 15 holes and 4,000 meters above the original 2021 plan. Assays are anticipated to be completed by early 2022. The newly obtained data will be incorporated into the geologic and resource model and should lead the owners to determine updated mining schedules and life of mine business plans. The focus will then shift to feasibility study work, subject to a formal decision by the Donlin Gold Board, and ultimately, to initiate the engineering work necessary to advance the project design before reaching a construction decision. The owners will advance the Donlin Gold project in a financially disciplined manner with a strong focus on engineering excellence, environmental stewardship, a strong safety culture and continued community engagement.

Our share of funding for the Donlin Gold project in the first nine months of 2021 was $15 million. We expect our total 2021 share of Donlin Gold LLC funding to be $19 million, including: $12 million for follow-up drilling, camp improvements, and studies and $7 million for permitting, community engagement and administration.

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

Outlook

We do not currently generate operating cash flows. As of August 31, 2021, we had cash and cash equivalents of $117.8 million and term deposits of $55.5 million. Our anticipated expenditures in 2021 are $32 million, including $19 million to fund the Donlin Gold project and $13 million for corporate general and administrative costs. At present, we believe we have sufficient working capital available for the next twelve-month period to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs.

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

Summary of Consolidated Financial Performance

	Three months ended August 31,		Nine months ended August 31,
($ thousands, except per share)	2021	2020	2021	2020
General and administrative	$(4,883)	$(4,745)	$(15,204)	$(13,846)
Equity loss - Donlin Gold	(6,748)	(6,150)	(12,914)	(11,418)
Loss from operations	$(11,631)	$(10,895)	$(28,118)	$(25,264)

Net loss	$(11,790)	$(12,736)	$(30,267)	$(26,564)

Net loss per common share – basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.08)

Results of Operations

Third quarter 2021 compared to 2020

Loss from operations increased from $10.9 million in 2020 to $11.6 million in 2021 due to higher permitting and legal costs at Donlin Gold LLC.

Net loss decreased from $12.7 million ($0.04 per share) in 2020 to $11.8 million ($0.04 per share) in 2021, primarily due to foreign exchange movements, partially offset by lower interest income and changes in the fair market value of marketable securities.

First nine months 2021 compared to 2020

Loss from operations increased from $25.3 million in 2020 to $28.1 million in 2021 due to higher general and administrative expense and higher costs at Donlin Gold LLC. General and administrative expense increased by $1.4 million primarily due to higher share-based compensation, salaries and benefits. At Donlin Gold, expenses increased by $1.5 million in 2021 due to higher permitting and legal costs.

Net loss increased from $26.6 million ($0.08 per share) in 2020 to $30.3 million ($0.09 per share) in 2021, primarily due to higher operating losses and lower interest income, partially offset by lower interest expense on the promissory note payable to Barrick.

Liquidity, Capital Resources and Capital Requirements

	As of	As of
($ thousands)	August 31, 2021	November 30, 2020	Change
Cash and cash equivalents	$117,793	$60,906	$56,887
Term deposits	55,548	61,000	(5,452)
	$173,341	$121,906	$51,435

In the first nine months of 2021, total Cash, cash equivalents and Term deposits increased by $51.4 million due to the receipt of $75 million from Newmont, partially offset by $15.0 million used to fund Donlin Gold, $8.4 million used in operating activities for administrative costs and working capital changes, and $0.7 million related to withholding taxes paid on vested performance share units (PSUs). Effects of exchange rate changes increased cash by $0.6 million. The term deposits are denominated in U.S. or Canadian dollars and are held at Canadian chartered banks.

Under the terms of the sale of the Galore Creek project to Newmont, NOVAGOLD received $100 million on July 27, 2018. An additional $75 million was received on July 27, 2021. A further $25 million is due upon the earlier of: (i) completion of a project feasibility study prepared by or for Galore Creek project, or (ii) July 27, 2023. Also, an additional $75 million payment is contingent upon Galore Creek project construction approval.

	Three months ended August 31,		Nine months ended August 31,
($ thousands)	2021	2020	2021	2020
Net cash provided from (used in):
Operating activities	$(1,877)	$(1,826)	$(8,139)	$(7,157)
Investing activities	68,099	$(6,693)	65,176	$(13,583)
Financing activities	$—	$—	(731)	$(1,652)

Third quarter 2021 compared to 2020

Net cash used in operating activities increased by $0.1 million, primarily due to lower interest income. Net cash provided from (used in) investing activities includes the $75.0 million note payment from Newmont, partially offset by a $0.2 million increase in Donlin Gold funding.

First nine months 2021 compared to 2020

Net cash used in operating activities increased by $1.0 million, primarily due to lower interest income. Net cash provided from (used in) investing activities includes the $75.0 million note payment from Newmont and net proceeds of $5.2 million from term deposits in 2021, partially offset by a $1.4 million increase in Donlin Gold funding. Net cash used in financing activities related to withholding taxes paid on vested performance share units.

Outstanding share data

As of September 22, 2021, the Company had 331,677,553 common shares issued and outstanding. Also, as of September 22, 2021, the Company had: i) a total of 10,435,803 stock options outstanding; 9,001,405 with a weighted-average exercise price of $5.27 and the remaining 1,434,398 of those stock options with a weighted-average exercise price of C$6.84; and ii) 1,583,100 PSUs and 306,321 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 13,116,774 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of August 31, 2021, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.1 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2021. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: September 29, 2021	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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