Form 10-K
period 2021-11-30
NOVAGOLD RESOURCES INC
filed 2022-01-26
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2021

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

Based on the last sale price on the NYSE American of the registrant’s common shares on May 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) of $10.26 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $2,500,640,000.

As of January 19, 2022, the registrant had 332,921,907 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 1, 2022, in connection with the registrant’s fiscal year 2021 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVAGOLD RESOURCES INC.

TABLE OF CONTENTS

NOVAGOLD RESOURCES INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2021.

CURRENCY

References in this report to $ refer to United States currency and C$ to Canadian currency.

See the “Glossary of Technical Terms” for more information regarding some of the terms used in this report.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

●	our ability to achieve production at the Donlin Gold project;

●	estimated capital costs, operating costs, production and economic returns;

●	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our resource and reserve estimates;

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

●	assumptions that all necessary permits and governmental approvals will be obtained and retained, and the timing of such approvals;

●	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	our expectations regarding demand for equipment, skilled labor and services needed for the Donlin Gold project; and

●	our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;

●	our history of losses and expectation of future losses;

●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;

●	uncertainty of estimates of capital costs, operating costs, production and economic returns;

●	commodity price fluctuations;

●	risks related to market events and general economic conditions;

●	risks related to the coronavirus global health pandemic (COVID-19);

●	risks related to the third parties on which we depend for Donlin Gold project activities;

●	dependence on cooperation of joint venture partners in exploration and development of the Donlin Gold project;

NOVAGOLD RESOURCES INC.

●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society;

●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;

●	uncertainty related to title to the Donlin Gold project;

●

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production;

●	competition in the mining industry;

●	risks related to governmental regulation and permits, including environmental regulation;

●	risks related to our largest shareholder;

●	risks related to conflicts of interests of some of the directors and officers of the Company;

●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

●	credit, liquidity, interest rate and currency risks;

●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of the Donlin Gold project, and related cost increases;

●	our need to attract and retain qualified management and technical personnel;

●	uncertainty as to the outcome of potential litigation;

●	risks related to information technology systems;

●	risks related to the Company’s status as a “passive foreign investment company” in the United States; and

●	risks related to the effects of global climate change on the Donlin Gold project.

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

NOVAGOLD RESOURCES INC.

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

mineralization	A natural occurrence in rocks or soil of one or more yielding minerals or metals.

net present value (NPV)	The sum of the value on a given date of a series of future cash payments and receipts, discounted to reflect the time value of money and other factors such as investment risk.

ore	Rock containing metallic or non-metallic materials that can be mined and processed at a profit.

placer	An alluvial deposit of sand and gravel, which may contain valuable metals.

porphyry	An igneous rock of any composition that contains conspicuous phenocrysts (large crystals or mineral grains) in a fine-grained groundmass.

pyrite	An iron sulfide mineral (FeS2), the most common naturally occurring sulfide mineral.

pyrrhotite	An unusual, generally weakly magnetic, iron sulfide mineral with varying iron content (Fe1-xS (x=0 to 0.2)).

reverse circulation (RC)	A type of drilling using dual-walled drill pipe in which the material drilled, water and mud are circulated up the center pipe while air is blown down the outside pipe.

NOVAGOLD RESOURCES INC.

realgar	An arsenic sulfide mineral (As4S4).

reclamation	Restoration of mined land to original contour, use, or condition where possible.

rhyodacite	A volcanic, high-silica rock composed of mostly quartz and feldspar.

sedimentary	Said of rock formed at the Earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.

shale	A fine-grained detrital (transported by wind, water, or ice) sedimentary rock, formed by the consolidation of clay, silt, or mud.

sill	An intrusive sheet of igneous rock of roughly uniform thickness that has been forced between the bedding planes of existing rock.

stibnite	An antimony sulfide mineral (Sb2S3).

strike	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

sulfide	A compound of sulfur and some other metallic element.

syngenetic	Relating to or denoting a mineral deposit or formation produced at the same time as the host rock.

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

NOVAGOLD RESOURCES INC.

Corporate Structure

As of November 30, 2021, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., AGC Resources Inc, NOVAGOLD (Bermuda) Alaska Limited and NOVAGOLD Resources (Bermuda) Limited.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

NOVAGOLD RESOURCES INC.

Human Capital Resources

On November 30, 2021, we had 14 full-time employees, of which four are located in Canada and ten are located in the United States. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering, and corporate governance.

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

Diversity

As of the end of fiscal year 2021, 43% of our total workforce were women. Selection of individuals for executive and other positions with the Company is guided by the Company’s policy which “prohibits discrimination in any aspect of employment based on race, color, religion, sex, national origin, disability or age.” Our Board and management acknowledge the importance of all aspects of diversity including gender, ethnic origin, business skills and experience, because it is right to do so and because it is good for our business. When considering candidates for executive positions, the Board’s evaluation considers the broadest possible assessment of each candidate’s skills and background with the overriding objective of ensuring that we have the appropriate balance of skills, experience, and capacity that the Company needs to be successful. In the context of this overriding objective, we have determined not to set targets for the percentage of women, or other aspects of diversity, in executive officer positions.

NOVAGOLD is committed to fostering, cultivating, and preserving a culture of diversity, equity and inclusion. Our employees are one of the most valuable assets we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees invest in their work represents a significant part of our culture, reputation, and NOVAGOLD’s achievements.

NOVAGOLD is dedicated to creating an inclusive work environment for everyone. We embrace and celebrate the unique experiences, perspectives, and cultural backgrounds that each employee brings to our workplace. NOVAGOLD strives to foster an environment where our employees feel respected, valued and empowered, and our team members are at the forefront in helping us promote and sustain an inclusive workplace.

NOVAGOLD’s diversity initiatives are applicable—but not limited—to our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; and the ongoing development of a work environment built on the premise of gender and diversity equity. To that end, we seek out qualified diverse candidates to encourage them to apply for open positions, either from within or outside of the company. We also seek out opportunities to develop a pipeline of qualified diverse candidates in a particular profession when we are unable to find them ourselves.

We encourage:

●	Respectful communication and cooperation among all employees.

●	Teamwork and employee participation, fostering the representation of all employee perspectives.

●	Work/life balance through flexible work schedules to accommodate employees’ varying needs.

●	Learning about and, where appropriate, providing assistance in the communities near NOVAGOLD’s projects to promote a greater understanding and respect for diversity in those communities.

In 2021, the Company established and funded the NOVAGOLD Mining and Geological Engineering Scholarship at the University of Alaska to help support and encourage undergraduate students seeking bachelor’s degrees in Mining or Geological Engineering, with a focus on supporting underrepresented students.

Safety and Health

NOVAGOLD’s primary objective is to ensure the health and safety of its employees, partners, and contractors, and is reflected in its Health and Safety Policy. The Company has implemented COVID-19 policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. As a result of the COVID-19 pandemic, to reduce risk, our employees have been encouraged to be fully vaccinated against COVID-19, have been asked to work remotely, avoid all non-essential travel, adhere to good hygiene practices, and engage in physical distancing. Our focus on safety is also reflected at Donlin Gold where a wide-ranging set of policies were implemented at the Donlin Gold project site and Anchorage office to mitigate the spread of COVID-19. Also see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

NOVAGOLD RESOURCES INC.

Recent Developments

The Company has elected to early adopt the mining disclosure standards of Subpart 229.1300 of Regulation S-K – Disclosure by Registrants Engaged in Mining Operations (“S-K 1300”). The Company will be subject to and required to disclose mineral resources and mineral reserves in accordance with S-K 1300. While the S-K 1300 rules are similar to National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) rules in Canada, they are not identical and therefore two reports have been produced for the Donlin Gold project. The information in Item 2, Properties, below is common to both reports and contains pertinent information required under S-K 1300.

Donlin Gold Technical Report (NI 43-101)

The Company retained Wood Canada Limited (“Wood”) to update content in its previously filed “Donlin Creek Gold Project, Alaska, USA, NI 43-101 Technical Report on the Second Updated Feasibility Study,” effective November 18, 2011, and amended January 20, 2012 (“2011 Mining Study”). Wood completed an exercise to verify which content in the 2011 Mining Study remains current, and what was required to update the report content with the latest information. Updated content includes operating costs, capital costs, tax rates, long term gold price, and the economic analysis. Additionally, work done on the property since 2011 with respect to exploration, drilling, permitting, and minor mine design changes as a result of recent permitting activities are summarized in the updated content. A data verification exercise was completed by each Wood Qualified Person (“QP”) co-authoring the report. This included a September 2020 site visit by two of the report QPs; review of the geologic data, geologic model, and resource model; review of metallurgical test work; review of designs for mining, processing, and infrastructure, including minor design updates; update of capital and operating cost estimates utilizing a combination of cost indices and vendor quotations; and an updated economic analysis. Canadian NI 43-101 Definitions and CIM Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”), adopted by CIM Council on May 10, 2014 apply for this exercise.

The Wood review determined that the report updating exercise resulted in no material change to the Mineral Resources or Mineral Reserves. On August 31, 2021, the Company voluntarily filed an updated NI 43-101 technical report for the Donlin Gold project in Alaska, USA, and titled “NI 43-101 Technical Report on the Donlin Gold Project, Alaska, USA,” with an effective date of June 1, 2021 (“2021 Technical Report”) reflecting the results of the above exercise. The 2021 Technical Report was prepared by Wood and the following contributors, each of whom is a QP under NI 43-101: Henry Kim, P.Geo., Senior Resource Geologist, Wood Canada Limited; Mike Woloschuk, P.Eng., VP Global Business Development & Consulting, Wood Group USA, Inc.; and Kirk Hanson, MBA, P.E., Technical Director, Open Pit Mining, Wood Group USA, Inc. The 2021 Technical Report is available on the Company’s website and on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

Donlin Gold Technical Report Summary (S-K 1300)

The Company is a registrant with the SEC and is reporting its exploration results, Mineral Resources, and Mineral Reserves using the mining disclosure standards of S-K 1300. The Company requested that Wood Canada Limited (“Wood”) prepare a Technical Report Summary of the Donlin Gold project, Alaska, USA using the standards of S-K 1300 and it is titled “S-K 1300 Technical Report Summary on the Donlin Gold Project, Alaska, USA” (“S-K 1300 Report”), current as of November 30, 2021, with a report date of November 30, 2021. Wood prepared the S-K 1300 Report from the 2011 Mining Study of the Donlin deposits that was completed to at least pre-feasibility level, as defined by S-K 1300, at the time of the study. Material aspects of the 2011 Mining Study were updated by Wood in 2020 and made current. As part of the update process, Wood’s subject matter experts completed an exercise to verify and update the content of the 2011 Mining Study with the latest information under the supervision of Wood’s independent QP co-authors of the S-K 1300 Report. Updated content includes operating costs, capital costs, taxes, forecast long term gold price and the economic analysis. Additionally, work done since 2011 on the property with respect to exploration, drilling, permitting and minor project design changes as a result of recent permitting activities are summarized in the S-K 1300 Report. A data verification exercise was completed by each Wood QP co-authoring the S-K 1300 Report. Wood QPs verified that the updated content of the 2011 Mining Study met at least pre-feasibility level of study as defined in S-K 1300, and it supports the disclosure of exploration results, Mineral Resources, and Mineral Reserves using S-K 1300 standards.

Results of the Donlin Gold Technical Report (NI 43-101) and Donlin Gold Technical Report Summary (S-K 1300)

Wood reviewed the geologic and resource models that supported the 2011 Mining Study, including comparing them to data from recent drilling programs, and determined that they continue to be adequate and suitable to be used for a Mineral Resource estimation. Using updated cost inputs from the first calendar quarter of 2020, a gold price of $1,500 per ounce, and the geologic and resource models utilized in support of the 2011 Mining Study, the contents within an updated optimized pit shell did not show a material change to the Mineral Resources stated in the 2011 Mining Study. Therefore, the Mineral Resources are considered current as of November 30, 2021 and are unchanged. They continue to have an effective date of July 11, 2011.

NOVAGOLD RESOURCES INC.

Similarly, using updated cost inputs, a gold price of $1,200 per ounce, and the geologic and resource models utilized in support of the 2011 Mining Study with appropriate modifying factors applied for Mineral Reserve estimation, the previous Mineral Reserve ultimate pit was contained within an updated optimized pit shell. Therefore, the Mineral Reserves remain current as of November 30, 2021 and are unchanged. Because the Mineral Reserves are supported by an updated economic analysis they have an effective date of April 27, 2021.

Outside of verifying the Mineral Resource and Mineral Reserve estimates, the primary efforts in the 2021 Technical Report and the S-K 1300 Report were financial and permitting updates. This includes updates to estimated capital costs, operating costs, reclamation and closure costs, royalties, taxes, and economic analysis, as well as current status of the permits. Updated capital costs are based on first calendar quarter 2020 pricing (cost indices and current commodity pricing and equipment quotes) applied to the engineering designs and material take-offs from the 2011 Mining Study, except for minor changes made during permitting in the operations water treatment plant and the natural gas pipeline. As a result of the content updates, the total initial capital cost estimate is $7,402 million, which is an increase of 10.8% or $723 million compared to the 2011 Mining Study total initial capital cost estimate. Likewise, the total sustaining capital estimate is $1,723 million, which is an increase of 14.6% or $219 million compared to the 2011 Mining Study total sustaining capital estimate. The 2011 Mining Study operating costs were updated to first calendar quarter 2020 by updating key cost drivers like energy, labor, consumables, and freight. No material changes to project designs, schedules, or productivities were made; consequently, the manning schedules and consumables remain unchanged. The updated estimated LOM operating costs total $19,289 million, which is $5.90/t mined, $38.21/t processed, or $635/oz gold sold.

The economic evaluation of the Donlin Gold project in both the 2021 Technical Report and the S-K 1300 Report was updated using the following inputs:

●

A production plan based on the 2011 Mining Study of 53,500 t/d open pit gold mine with ore processing by means of flotation, pressure oxidation, and cyanidation. The pit designs and Mineral Reserves were based on the Measured and Indicated Mineral Resource estimates that were verified as remaining current. Annual LOM gold production averages 1.13 million ounces per year over a production life of 27 years, including 1.46 million ounces per year for the first five full years of production.

●	$1,500/oz gold price

●	Current land and royalty agreements

●	Initial and sustaining capital costs, and operating costs updated to first calendar quarter 2020

●	Tax payments in accordance with the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017 and effective January 1, 2018

●	$292 million LOM contributions for reclamation, closure, and financial assurance

●	Financing has been assumed on a 100%, all equity, stand-alone basis

●	Escalation/inflation has been excluded

●	No salvage is assumed at the end of operations

Based on the economic evaluation, the Donlin Gold project generates positive before and after-tax economic results. Total after-tax cash flow is $13,145 million, after-tax NPV at a 5% discount rate is $3,040 million, and the after-tax internal rate of return is 9.2%. After-tax payback is achieved 7.3 years following the start of production.

Donlin Gold project

In 2021, Donlin Gold completed a 79-hole drilling program totaling approximately 24,264 meters in both the ACMA and Lewis deposit areas. The primary objective of the program was to validate recent geologic modeling concepts and test for extensions of high-grade zones in both intrusive (igneous) and sedimentary rocks. Assays are pending and will be disclosed in 2022.

For further information, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Reclamation

We will generally be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which are approved by the appropriate regulatory agencies. In addition, financial assurance acceptable to the regulatory authority with jurisdiction over reclamation must be provided in an amount that the authority determines to be sufficient to allow the authority to implement the approved reclamation plan in the event that the project owners fail to complete the work as provided in the plan.

NOVAGOLD RESOURCES INC.

Government and Environmental Regulations

Our exploration and development activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, disclosure requirements and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and development programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in the United States. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see section Item 1A, Risk Factors, below.

Competition

We compete with other mineral resource exploration and development companies for financing, technical expertise, and the acquisition of mineral properties. Many of the companies with whom we compete have greater financial and technical resources. Accordingly, these competitors may be able to spend greater amounts on the acquisition, exploration, and development of mineral properties. This competition could adversely impact our ability to finance further exploration and to obtain the financing necessary for us to develop the Donlin Gold project.

Availability of Raw Materials and Skilled Employees

Most aspects of our business require specialized skills and knowledge. Such skills and knowledge include the areas of geology, drilling, resource estimating, metallurgy, mine planning, logistical planning, preparation of pre-feasibility and feasibility studies, permitting, engineering, construction and operation of a mine, financing, legal, accounting, investor relations, and community relations. Historically, we have found that we can locate and retain appropriate employees and consultants and we believe we will continue to be able to do so.

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

The following table presents the annual high, low and average daily afternoon London Bullion Market Association (“LBMA”) Gold Price over the past five calendar years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,271	$1,392
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022 (through January 19)	$1,827	$1,789	$1,812

On January 19, 2022, the afternoon LBMA gold price was $1,827 per ounce.

Data Source: www.kitco.com

NOVAGOLD RESOURCES INC.

Available Information

We maintain a website at www.novagold.com and make available, through the Investors section of the website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). These reports are also available at the SEC website at www.sec.gov. Certain other information, including but not limited to the Company’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Business Conduct and Ethics are also available on the website. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

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

The Donlin Gold project is not in production or currently under construction, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future development of the Donlin Gold project will require obtaining permits and financing and the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including:

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

The costs, timing and complexities of mine construction and development are increased by the remote location of our mineral properties, with additional challenges related thereto, including access, water and power supply, and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work and studies are completed on a project. New mining operations commonly experience unexpected costs, problems and delays during development, construction, and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that our activities will result in profitable mining operations, or that we will successfully establish mining operations, or profitably produce precious metals at the Donlin Gold project.

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

NOVAGOLD RESOURCES INC.

We have a history of net losses and expect losses to continue for the foreseeable future.

We have a history of net losses and we expect to incur net losses for the foreseeable future. The Donlin Gold project has not advanced to the commercial production stage and we have no history of earnings or cash flow from operations. We expect to continue to incur net losses unless and until such time the Donlin Gold project commences commercial production and generates sufficient revenues to fund continuing operations. The development of our mineral properties to achieve production will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, including the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the process of obtaining required government permits and approvals, the availability and cost of financing, the participation of our partners, and the execution of any sale or joint venture agreements with strategic partners. These factors, and others, are beyond our control. There is no assurance that we will be profitable in the future.

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

We have limited financial resources. We will need external financing to develop and construct the Donlin Gold project. According to the S-K 1300 Report, the total initial capital cost estimate for the Donlin Gold project is approximately $7,402 million which includes the costs related to the natural gas pipeline (100% basis). These cost estimates may change materially as our studies are updated. Our failure to obtain sufficient financing could result in the delay or indefinite postponement of exploration, development, construction, or production at the Donlin Gold project. The cost and terms of such financing may significantly reduce the expected benefits from development of the Donlin Gold project and/or render such development uneconomic. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable. Our failure to obtain financing could have a material adverse effect on our growth strategy and results of operations and financial condition.

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

There can be no assurance that we will commence production at the Donlin Gold project or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all. Our failure to meet our ongoing obligations on a timely basis could result in the loss or substantial dilution of our interests (as existing or as proposed to be acquired) in the Donlin Gold project. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and realization of assets and settlement of liabilities in other than the normal course of business may be at amounts materially different than our estimates.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations.

The capital costs to take the Donlin Gold project into production may be significantly higher than anticipated. As a result of the content updates included in the 2021 Technical Report and S-K 1300 Report, the total initial capital cost estimate for the Donlin Gold project is $7,402 million. Likewise, the total sustaining capital estimate is $1,723 million.

We do not have an operating history upon which we can base estimates of future operating costs. Decisions about the development of the Donlin Gold project will ultimately be based upon feasibility studies. Feasibility studies derive estimates of cash operating costs based upon, among other things:

●	anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;

●	anticipated recovery rates of gold and other precious metals from the ore;

●	cash operating costs of comparable facilities and equipment; and

NOVAGOLD RESOURCES INC.

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

We cannot predict the effect of these factors on the price of gold. A decrease in the market price of gold could affect our ability to finance the development of the Donlin Gold project, which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that the market price of gold will remain at current levels or that such prices will improve. An increase in worldwide supply, and consequent downward pressure on prices, may result over the longer term from increased production from the development of new or expansion of existing mines. There is no assurance that if commercial quantities of gold are discovered, that a profitable market may exist or continue to exist for a production decision to be made or for the ultimate sale of gold.

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

●	the volatility of metal prices would impact the economic viability of the Donlin Gold project and any future revenues, profits, losses and cash flow;

●	negative economic pressures could adversely impact demand for future production from the Donlin Gold project;

●	construction related costs could increase and adversely affect the economics of the Donlin Gold project;

●	volatile energy, commodity and consumables prices and currency exchange rates would impact our future production costs; and

●	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

The coronavirus (COVID-19) pandemic may affect our operations.

The Company faces risks related to health epidemics/pandemics, and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

The Company’s business could be adversely impacted by the effects of COVID-19 or other epidemics/pandemics. The extent to which COVID-19 impacts the Company’s business, including its operations and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat COVID-19. In particular, the continued spread of COVID-19 could materially and negatively impact the Company’s business including without limitation, employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to future Donlin Gold drill and work programs and/or the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on its business, financial condition and results of operations.

NOVAGOLD RESOURCES INC.

There can be no assurance that the Company's personnel will not be impacted by these epidemic/pandemic diseases and ultimately see its workforce productivity reduced and incur increased medical costs or insurance premiums due to these health risks.

We are dependent on a third party that participates in exploration and development of our Donlin Gold project.

Our success with respect to the Donlin Gold project depends on the efforts and expertise of a third party with whom we have an agreement; we hold a 50% interest and the remaining 50% interest is held by a third party that is not under our control or direction. We are dependent on that third party for the progress and development of the Donlin Gold project. The third party may also have different priorities which could impact the timing and cost of development of the Donlin Gold project. The third party may also be in default of its agreement with us, without our knowledge, which may put the mineral property and related assets at risk. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our ability to achieve our business plan, profitability, or the viability of our interests held with the third party, which could have a material adverse impact on our business, future cash flows, earnings, results of operations and financial condition: (i) disagreement with the third party on how to develop and operate the Donlin Gold project efficiently; (ii) inability to exert influence over certain strategic decisions made in respect of the jointly-held Donlin Gold project; (iii) inability of the third party to meet its obligations to the joint business or other parties; and (iv) litigation with the third party regarding joint business matters.

Opposition to our operations from local stakeholders or non-governmental organizations could have a material adverse effect on us.

There is ongoing public concern relating to the effect of mining production on its surroundings, communities, and environment. Local communities and non-governmental organizations (NGOs), some of which oppose resource development, are often vocal critics of the mining industry. While we seek to operate in a socially responsible manner, opposition to extractive industries or our operations specifically or adverse publicity generated by local communities or NGOs related to extractive industries, or our operations specifically, could have an adverse effect on our reputation and financial condition or our relationships with the communities in which we operate. As a result of such opposition or adverse publicity, we may be unable to obtain permits necessary for our operations or to continue our operations as planned or at all. See “Recent Developments” above.

We require various permits to conduct our current and anticipated future operations, and delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

Our current and anticipated future operations, including further exploration and development activities and commencement of production on the Donlin Gold project, require permits from various United States federal, state, and local governmental authorities. There can be no assurance that all permits that we require for the construction of mining facilities and to conduct mining operations will be obtainable on reasonable terms, or at all. Delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

The duration and success of efforts to obtain and renew permits are contingent upon many variables not within our control. Shortage of qualified and experienced personnel in the various levels of government could result in delays or inefficiencies. Backlog within the permitting agencies could affect the permitting timeline of the various projects. Other factors that could affect the permitting timeline include (i) the number of other large-scale projects currently in a more advanced stage of development which could slow down the review process and (ii) significant public response regarding a specific project. As well, it can be difficult to assess what specific permitting requirements will ultimately apply to the Donlin Gold project.

The quantities for our mineral resources and mineral reserves are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralization quantities presented in this Annual Report on Form 10-K and in our other filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by our personnel and independent professionals. In addition, these estimates are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. There can be no assurance that:

●	these estimates will be accurate;

●	mineral reserve, mineral resource or other mineralization figures will be accurate; or

●	this mineralization could be mined, processed, or sold profitably.

NOVAGOLD RESOURCES INC.

Because we have not commenced commercial production at the Donlin Gold project, mineralization estimates may require adjustments, including potential downward revisions based upon further exploration or development work, actual production experience, or changes in the price of gold. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by drilling results. There can be no assurance that the percentage of minerals recovered in small-scale tests will be duplicated in large-scale tests under on-site conditions or at production scale.

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

Estimated mineral reserves or mineral resources may have to be recalculated based on changes in metal prices, further exploration or development activity, or actual production experience. In addition, if production costs increase, recovery rates decrease, if applicable laws and regulations are adversely changed, there is no assurance that the anticipated level of recovery will be realized or that mineral reserves or mineral resources as currently reported can be mined or processed profitably. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence mineral reserve or mineral resource estimates. The extent to which mineral resources may ultimately be reclassified as mineral reserves is dependent upon the demonstration of their profitable recovery. Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a mineral property into production and a mineral property’s return on capital. We cannot provide assurance that mineralization identified at the Donlin Gold project can or will be mined or processed profitably.

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

We have established the presence of proven and probable mineral reserves at the Donlin Gold project in accordance with the disclosure definition and standards contained in S-K 1300 and in NI 43-101. There can be no assurance that any mineral resource estimates for our mineral projects will ultimately be reclassified as mineral reserves. The failure to establish proven and probable mineral reserves could restrict our ability to successfully implement our strategies for long-term growth and could impact future cash flows, earnings, results of operation and financial condition.

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

Access to the Donlin Gold project is limited and there is no infrastructure that serves the project area. An approximately 507-kilometer natural gas pipeline is needed to supply fuel to the proposed on-site generating plant to provide power for the Donlin Gold project. The proposed pipeline would traverse generally undeveloped areas in Alaska that are difficult to access. Transportation of most of the supplies needed to construct and operate the Donlin Gold project would be accomplished by barging materials on the Kuskokwim River during the annual shipping season which typically occurs from late April to mid-October. Two ports would be needed on the Kuskokwim River, the first located in Bethel, Alaska, where ocean barges would transition materials to river barges; and the second located approximately 320 kilometers upriver from Bethel. A 48-kilometer access road from the upriver port to the project site is needed to deliver the materials. Additionally, a 1,500-meter airstrip would be built to provide year-round access to the project. Terrain, geologic conditions, ground conditions, steep slopes, river levels, ice breakup, weather, climate change impacts and other natural conditions that are beyond our control along the pipeline and transportation routes present design, permitting, construction, and operational challenges for the project. Cost and schedule estimates may increase significantly as more detailed engineering work, geotechnical and geological studies are completed.

NOVAGOLD RESOURCES INC.

Title and other rights to our mineral properties are subject to agreements with other parties.

The subsurface mineral and surface rights at the Donlin Gold project are owned by Calista and TKC, respectively, two Native corporations. Donlin Gold operates on these lands pursuant to a Mining Lease with Calista (“Calista Lease”) and a Surface Use Agreement (“SUA”) with TKC. The ability of Donlin Gold to continue to explore and develop the Donlin Gold project depends upon its continued compliance with the terms and conditions of the Calista Lease and SUA. Furthermore, our ability to continue to explore and develop other mineral properties may be subject to agreements with other third parties, including agreements with Native corporations, for instance.

Our largest shareholder has significant influence on us and may also affect the market price and liquidity of our securities.

Electrum Strategic Resources L.P. (“Electrum”) and its affiliate GRAT Holdings LLC hold in the aggregate 25.4% of our issued and outstanding common shares as of January 19, 2022. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the board of directors (the “Board”) and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. Electrum designated Igor Levental, President of The Electrum Group LLC, an investment advisor that manages Electrum’s investments, as its observer at our Board meetings. In July 2010, Mr. Levental was appointed to our Board. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman and Chief Executive Officer of The Electrum Group LLC. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

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

NOVAGOLD RESOURCES INC.

●	control dispersion of potentially deleterious effluents;

●	reasonably re-establish pre-disturbance landforms and vegetation; and

●	provide adequate financial assurance to ensure required reclamation of land affected by our activities.

Exploration and other activities at the Donlin Gold project site have created disturbance that must be reclaimed. Financial resources spent on reclamation might otherwise be spent on further exploration and development programs. In addition, regulatory changes could increase our obligations to perform reclamation and mine closure activities. There can be no assurance that we will not be required to fund additional reclamation work at the site that could have a material adverse effect on our financial position.

We are exposed to credit, liquidity, and interest rate risk.

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our cash equivalents and term deposit investments are held through large Canadian chartered banks with high investment-grade ratings. These investments mature at various dates over the current operating period. A portion of the proceeds from the sale of our Galore Creek assets include notes receivable from a subsidiary of Newmont Corporation (“Newmont”), a publicly traded company with investment-grade credit ratings. The notes receivable included a $75 million note receivable of which payment was received on July 27, 2021 and include a $25 million note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. An additional $75 million will be receivable if, and when a Galore Creek project construction plan is approved by the owner(s). No value was assigned to the final $75 million contingent note receivable due to the uncertainty with regards to the approval of a Galore Creek project construction plan. The carrying amount of financial assets recorded in the financial statements, net of any allowances for losses, represents our maximum exposure to credit risk.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We manage liquidity risk through the management of our capital structure and financial leverage. Accounts payable and accrued liabilities are due within one year from the balance sheet date.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2021, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $1.2 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Donlin Gold Project, Alaska, below.

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

NOVAGOLD RESOURCES INC.

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

We believe we were a passive foreign investment company (PFIC) in 2021 which could have negative tax consequences for U.S. investors.

U.S. holders of our common shares should be aware that we believe that for U.S. federal income tax purposes we were classified as a PFIC for our fiscal year ended November 30, 2021, and that we may continue to be classified as a PFIC in future years. The determination of whether the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If the Company is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

The Donlin Gold project is not directly threatened by current predictions of sea level rise as it is located inland at elevations 150 meters to 640 meters above sea level. However, changes in sea levels could affect ocean and river transportation and shipping facilities, which would be used to transport supplies, equipment and personnel to the Donlin Gold project and products from the project to world markets. The Donlin Gold project proposes to deliver the vast majority of construction and operations equipment, supplies, consumables, and other required materials to the project site via the Kuskokwim River when it is ice-free. Historically, the Kuskokwim River has been ice-free from late April until mid-October and models based on historic weather and river flow records predict that there would be sufficient flow in the river to allow the transportation of the required materials to the project site annually. If climate changes alter the ice-free season or flow patterns of the Kuskokwim River, the current supply logistics plan for the project may need to be modified.

Climate changes also could affect the availability of water required to sustain operations at the Donlin Gold project. Also, management of water is an essential component of the project’s operating plans. Climate change could require modifications to the project’s water management plan, which may require additional capital investments or increase operating costs, if precipitation increases or decreases relative to historic records.

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

NOVAGOLD RESOURCES INC.

Item 1B.	Unresolved Staff Comments

None.

NOVAGOLD RESOURCES INC.

Item 2.	Properties

Wood reviewed the geologic and resource models that supported the Donlin Gold project 2011 Mining Study, including comparing them to data from recent drilling programs, and determined that they continue to be adequate and suitable to be used for a Mineral Resource estimation. Using updated cost inputs from the first calendar quarter of 2020, a gold price of $1,500 per ounce, and the geologic and resource models utilized in support of the 2011 Mining Study, the contents within an updated optimized pit shell did not show a material change to the Mineral Resources stated in the 2011 Mining Study. Therefore, the Mineral Resources are considered current as of November 30, 2021, and are unchanged. They continue to have an effective date of July 11, 2011.

Similarly, using updated cost inputs, a gold price of $1,200 per ounce, and the geologic and resource models utilized in support of the 2011 Mining Study with appropriate modifying factors applied for Mineral Reserve estimation, the previous Mineral Reserve ultimate pit was contained within an updated optimized pit shell. Therefore, the Mineral Reserves remain current as of November 30, 2021, and are unchanged. Because the Mineral Reserves are supported by an updated economic analysis they have an effective date of April 27, 2021.

Outside of verifying the Mineral Resource and Mineral Reserve estimates, the primary efforts in the 2021 Technical Report and S-K 1300 Report were financial and permitting updates. This includes updates to estimated capital costs, operating costs, reclamation and closure costs, royalties, taxes, and economic analysis, as well as current status of the permits.

Updated capital costs are based on first calendar quarter 2020 pricing (cost indices and current commodity pricing and equipment quotes) applied to the engineering designs and material take-offs from the 2011 Mining Study, except for minor changes made during permitting in the operations water treatment plant and the natural gas pipeline.

As a result of the content updates, the total initial capital cost estimate is $7,402 million, which is an increase of 10.8% or $723 million compared to the 2011 Mining Study total initial capital cost estimate. Likewise, the total sustaining capital estimate is $1,723 million, which is an increase of 14.6% or $219 million compared to the 2011 Mining Study total sustaining capital estimate.

The 2011 Mining Study operating costs were updated to first calendar quarter 2020 by updating key cost drivers like energy, labor, consumables, and freight. No material changes to project designs, schedules, or productivities were made; consequently, the manning schedules and consumables remain unchanged. The updated estimated LOM operating costs total $19,289 million, which is $5.90/t mined, $38.21/t processed, or $635/oz gold sold.

The economic evaluation of the Donlin Gold project in both the 2021 Technical Report and the S-K 1300 Report was updated using the following inputs:

●

A production plan based on the 2011 Mining Study of 53,500 t/d open pit gold mine with ore processing by means of flotation, pressure oxidation, and cyanidation. The pit designs and Mineral Reserves were based on the Measured and Indicated Mineral Resource estimates that were verified as remaining current. Annual LOM gold production averages 1.13 million ounces per year over a production life of 27 years, including 1.46 million ounces per year for the first five full years of production.

●	$1,500/oz gold price

●	Current land and royalty agreements

●	Initial and sustaining capital costs, and operating costs updated to first calendar quarter 2020

●	Tax payments in accordance with the TCJA enacted in December 2017 and effective January 1, 2018

●	$292 million LOM contributions for reclamation, closure, and financial assurance

●	Financing has been assumed on a 100%, all equity, stand-alone basis

●	Escalation/inflation has been excluded

●	No salvage is assumed at the end of operations

Based on the economic evaluation, the Donlin Gold project generates positive before and after-tax economic results. Total after-tax cash flow is $13,145 million, after-tax NPV at a 5% discount rate is $3,040 million, and the after-tax internal rate of return is 9.2%. After-tax payback is achieved 7.3 years following the start of production.

The following descriptions summarize selected information about the Company’s 50% interest in the Donlin Gold project located in Alaska, USA. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for the Donlin Gold project is based on both the 2021 Technical Report and S-K 1300 Report, as of November 30, 2021. The S-K 1300 Report meets at least a pre-feasibility level. The 2021 Technical  Report and the S-K 1300 Report do not incorporate the latest Donlin Gold optimization work on the geologic modeling concepts or other optimization work since these assessments are still underway.

NOVAGOLD RESOURCES INC.

The 2021 Technical Report was filed on EDGAR and SEDAR on August 31, 2021. The S-K 1300 Report is filed on EDGAR and SEDAR on January 26, 2022. The 2021 Technical Report and S-K 1300 Report was prepared by Wood and the following contributors, each of whom is an independent Qualified Person under NI 43-101: Henry Kim, P.Geo., Senior Resource Geologist, Wood Canada Limited; Mike Woloschuk, P.Eng., VP Global Business Development & Consulting, Wood Group USA, Inc.; and Kirk Hanson, MBA, P.E., Technical Director, Open Pit Mining, Wood Group USA, Inc.

The 2021 Technical Report and S-K 1300 Report have been filed with securities regulatory authorities in each province of Canada and with the SEC. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of both reports which are available for review on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

Kirk Hanson, MBA, P.E., an independent Qualified Person, has approved the mineral reserves and Henry Kim, P.Geo, an independent Qualified Person has approved the mineral resources included in this Annual Report on Form 10-K related to the 2021 Technical Report and the S-K 1300 Report.

NOVAGOLD RESOURCES INC.

Donlin Gold Project, Alaska, USA

The Donlin Gold project is a development-stage gold project held by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned 50% by the Company’s wholly-owned subsidiary, NOVAGOLD Resources Alaska Inc., and 50% by Barrick’s wholly-owned subsidiary, Barrick Gold U.S. Inc. The Company’s book value of its investment in the Donlin Gold project is $3,576,000 as of November 30, 2021.

The Company entered into the limited liability company agreement with Barrick (“LLC Agreement”) dated December 1, 2007, which provided for the creation of Donlin Gold, that is jointly owned by the Company and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, the Company agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. As of November 30, 2021, the promissory note, including accrued interest, amounted to approximately $115.7 million. Funding for the project is currently shared by both parties on a 50/50 basis.

Except for events subsequent to the reports, or as otherwise stated or implied, the scientific and technical information regarding the Donlin Gold project in this Annual Report on Form 10-K is based on both the 2021 Technical Report and the S-K 1300 Report.

Property Description and Location

NOVAGOLD RESOURCES INC.

The Donlin deposits are situated approximately 62°North latitude and 158°West longitude, which is 450 km west of Anchorage and 250 km northeast of Bethel up the Kuskokwim River. The closest village is the community of Crooked Creek, approximately 20 km to the south, on the Kuskokwim River.

The resource areas are within T. 23 N., R. 49. W., Seward Meridian, Kuskokwim and Mt. McKinley Recording Districts, Crooked Creek Mining District, Iditarod A-5 USGS 1:63,360 topography map. The mineralization is centered on approximately 540222.50 east and 6878534.36 north, using the NAD 83 datum.

The Donlin Gold property is located in the Kuskokwim region of southwestern Alaska on private, Alaska Native-owned mineral and surface land and Alaska state mining claims. The property is under lease (the Calista Lease) for subsurface rights and some surface rights from Calista and surface rights (the SUA) from TKC, two Alaska Native corporations. Calista is one of 13 regional Alaska Native corporations established as part of the Alaska Native Claims Settlement Act of 1971 (ANCSA) and under ANCSA has title to the subsurface estate and some surface rights in the region. TKC was formed in 1977 when the ANCSA village corporations of Lower Kalskag, Upper Kalskag, Aniak, Chuathbaluk, Napaimute, Crooked Creek, Red Devil, Georgetown, Sleetmute and Stony River, which are located along the middle region of the Kuskokwim River, merged. Under ANCSA, TKC has title to extensive surface estate in the region, including most of the project lands. The property hosts a gold deposit currently estimated at 33.8 million ounces of proven and probable mineral reserves averaging 2.09 grams per tonne. The Company believes that significant exploration potential remains in the Donlin Gold district, with prospects to increase mine life and/or justify future production expansions. See Mineral Reserve and Mineral Resource Estimate, below.

Other lands required for offsite infrastructure, such as the Jungjuk port site, the road from the port site to the mine site, and natural gas pipeline are categorized as Native, State of Alaska conveyed, or Bureau of Land Management (BLM) lands. Rights-of-way are required from other Alaska Native corporations, the State of Alaska and BLM for the road and pipeline alignments that cross Native corporation, state, and federal lands.

Permits

Donlin Gold obtained the necessary permits and certifications that allowed for the exploration, associated at least pre-feasibility study level test work, environmental monitoring, and Environmental Impact Study (EIS) baseline data collection efforts. The current status of these permits is in line with the termination of the baseline data collection effort, temporary closure of the camp in May 2015, and the seasonal reopening of the site for the geological drill program from July to November 2017, the geotechnical drill program in 2019 for the issuance of the Dam Safety Certifications, and the latest geological drill programs in 2020, 2021, and proposed in 2022. The active permits include Alaska Department of Natural Resources (ADNR) temporary use of water; ADNR Application for Permit to Mine in Alaska (approval for the 2020, 2021 and 2022 drill programs), the U.S. Army Corps of Engineering (individual 404 and nationwide 26 permits); Alaska Department of Environmental Conservation (ADEC) authorizations (septic system, multisector stormwater general permit – sector G, owners requested limit [air]); and Federal Aviation Administration approval (Landing Area). Other permits were either put on hold, closed, or allowed to expire.

NOVAGOLD RESOURCES INC.

On August 7, 2012, we announced that Donlin Gold commenced permitting of the project by submitting a draft Plan of Operations and Section 404 Clean Water Act (CWA) draft permit application to federal and state regulators. The Section 404 permit application initiated the environmental review process under the National Environmental Policy Act (NEPA) which involves preparation of an EIS. The Corps selected AECOM, formerly URS, an independent contractor, to prepare the EIS. The Notice of Intent for the EIS was published in the Federal Register on December 14, 2012, and the NEPA public scoping process was completed on March 29, 2013. During the remainder of 2013 and through 2014 and 2015, Donlin Gold worked to address the remaining data needs for the draft EIS. Donlin Gold also continued to provide application materials and maintained ongoing dialogue with the key permitting agencies. The Corps addressed the cooperating agency comments on the preliminary draft and filed the Notice of Availability for public release of the draft EIS in the Federal Register in November 2015. After the filing of the draft EIS, the Corps issued a schedule for public meetings on the Donlin Gold draft EIS in the Y-K region and Anchorage, Alaska. The Corps conducted, and at the end of May 2016 completed, a six-month public comment period for the draft EIS, including 17 public comment meetings in communities across the Y-K region and in Anchorage. The Corps received comments from federal and state agencies, local and tribal governments, Alaska Native organizations, businesses, special interest groups/NGOs, and individuals.

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

Several major State of Alaska permits were also issued and advanced during 2018 through 2021. After a public notice and comment period, ADEC issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the State’s water quality standards. The Alaska Pollutant Discharge Elimination System (APDES) water discharge permit was issued by ADEC on May 24, 2018 and became effective on July 1, 2018. The State of Alaska Department of Fish and Game (ADFG) issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. In December 2021 ADEC approved a third extension of the date by which construction of the Donlin Gold project as authorized by the Prevention of Significant Deterioration air quality permit must begin until June 30, 2023. The final approvals of the Donlin Gold Reclamation Plan and the Waste Management Permit were issued on January 18, 2019. ADNR issued the easement, land leases, land use permits, and material site authorizations for the proposed transportation facilities, and easement for the fiber optic cable on State lands on January 2, 2020. On November 1, 2021, ADFG issued two Special Area Permits required for pipeline facilities located within the Susitna Flats State Game Refuge (“Refuge”). One permit authorizes the compressor station and the other permit authorizes the section of the pipeline right-of-way (“ROW”) in the Refuge.

On November 30, 2020, ADNR issued a public notice for comment on Donlin Gold’s 12 water rights applications for the mine site and transportation corridor, which closed on December 15, 2020. Water rights are for local surface water sources and groundwater to be used for process water, dust control, fire protection, and potable water. In March 2021, the ADNR held a second two-week public notice period, which closed on March 26, 2021. All the final Water Rights were issued on June 29, 2021 by ADNR’s Division of Mining Land and Water. In July, they were administratively appealed to the ADNR Commissioner by Earthjustice, Orutsararmuit Native Council (ONC), and five villages. We expect a decision on the appeal by the Commissioner in 2022.

The Alaska Dam Safety certifications require additional fieldwork and more detailed engineering which commenced in 2019 and require a multi-year commitment. The fieldwork was temporarily paused to concentrate on the 2020 and 2021 geological drill programs.

On February 7, 2019, Earthjustice requested, and ADEC subsequently granted a request for informal review of the Waste Management Permit issuance. ADEC completed this review and affirmed its decision to issue this permit on July 25, 2019. There were no further appeals of the Waste Management Permit. On February 7, 2019, Earthjustice also appealed the Reclamation Plan approval. On December 31, 2019, ADNR after careful review, denied the appeal and affirmed the decision to approve the Reclamation Plan.

On January 28, 2019, ADNR’s State Pipeline Coordinator Services (SPCS) issued a preliminary decision to grant the State Right-of-Way (“ROW”) agreement and lease authorization for the natural gas pipeline. The public comment period began on January 28, 2019 and ended on March 22, 2019. The final offer to lease was issued on January 17, 2020 and was accepted by Donlin Gold in February 2020. On February 6, 2020, Cook Inletkeeper, on behalf of the Susitna River Coalition and three Native village organizations requested that the ADNR Commissioner reconsider issuance of the ROW. The ADNR Commissioner denied the request for reconsideration on February 18, 2020. After Earthjustice filed a court appeal of the lease issuance and reconsideration denial, ADNR changed its position and accepted the reconsideration request on April 30, 2020, specifically to address cumulative effects. On September 10, 2020, ADNR issued a revised Consideration of Comments document, which specifically addresses the potential cumulative effects of the pipeline. The comment period on the revised document ended on November 9, 2020. On July 19, 2021, the ADNR Commissioner completed the reconsideration and upheld the ROW agreement and lease authorization. On August 9, 2021, two parties requested that the Commissioner conduct a further reconsideration. The first party was Earthjustice representing ONC, Cook Inletkeeper, and three villages. The second party was an individual who operates an outdoor guiding business around the pipeline route. The Commissioner rejected both further reconsideration requests on August 19, 2021. On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three villages, filed an appeal of the State ROW in Alaska Superior Court. An appeal was also filed by the second party on September 20, 2021. The two appeals have been consolidated into a single case that is pending before the Alaska Superior Court based in Anchorage, Alaska. ADNR is currently finalizing the Administrative Record for the ROW issuance for submittal to the Court after which the Court will establish a briefing schedule. We expect a decision on the appeal in the second half of 2022 or the first half of 2023.

NOVAGOLD RESOURCES INC.

In 2018, Earthjustice, on behalf of ONC, Akiak Native Community IRA Council, Organized Village of Kwethluk, Native Village of Kwigillingok, Chuloonawick Tribal Council, and Yukon-Kuskokwim River Alliance, requested an informal review of the State of Alaska’s 401 certification. The request was granted and on April 4, 2019, ADEC completed the informal review and reissued the certification. On April 24, 2019, Earthjustice requested that ADEC vacate the reissued certification and conduct a second informal review of it. On May 8, 2019, ADEC denied the request to vacate the certification but granted the second informal review request. On May 7, 2020, ADEC sent a letter to Earthjustice indicating it had completed the second informal review and left the certification in place. On June 3, 2020, Earthjustice joined by ONC, Chevak, Kasigluk, Eek, Kwinhagak, Marshall, Nightmute, Tununak, Kwethluk, Kotlik, SalmonState, and the Alaska Community Action on Toxics filed a formal appeal with the ADEC Commissioner. The appeal process consists of an Administrative Hearing in front of an Administrative Law Judge (ALJ) appointed by the ADEC Commissioner. The ALJ was subsequently appointed. On July 31, 2020, based on the recommendations of the ALJ, the ADEC Commissioner determined that only ONC could join with Earthjustice in the appeal because the other parties had not participated in earlier stages of public comment and the informal reviews The appeal focused on three narrow issues related to compliance with the State’s water quality standards near the mine site. On April 12, 2021, the Administrative Law Judge issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021 in Alaska’s Superior Court by Earthjustice, on behalf of ONC. On December 29, 2021, the Court issued an order remanding the 401 Certification to ADEC for consideration of additional technical information provided by Donlin Gold and dismissing the appeal in Alaska Superior Court without prejudice. The existing 401 Certification remains in effect during the remand period. Based on the remand schedule established by the Court order, ADEC’s decision is expected in the second quarter of 2022.

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

Mineral Tenure

The 2011 Restated Exploration and Lode Mining Lease (“Calista Lease”) between Calista and Donlin Gold, includes subsurface (mineral) rights leased from Calista. Calista also owns the corresponding surface estate on a portion of these lands, the rights to which are also included in the Calista Lease. The Calista Lease provides Donlin Gold with rights to approximately 19,988 hectares of Calista-owned land. The Calista Lease was restated on February 11, 2011, to reflect all assignments and amendments made between its original execution on May 1, 1995 and February 11, 2011. The Calista Lease was amended once again effective June 6, 2014 (the “2014 Amendment”). The 2014 Amendment did not affect the lands subject to the Calista Lease as restated on February 11, 2011.

On June 9, 2014, the Company announced that Donlin Gold and TKC reached an updated long-term Surface Use Agreement (SUA) for the Donlin Gold project. The SUA with TKC grants non-exclusive surface use rights to Donlin Gold for mining activities. TKC owns and contributed to the SUA the corresponding surface estate over most of Calista’s subsurface estate included in the Calista Lease as well as some additional surface estate. The SUA with TKC provides Donlin Gold with rights to approximately 16,923 hectares of TKC-owned land.

Lyman Resources in Alaska, Inc. (Lyman Resources) has an existing placer mining lease covering approximately four-square miles (partially covering six sections) within the Calista Lease area. The Lyman family also has title to approximately 14 acres of surface estate within the Snow Gulch area. The Calista Lease grants priority to extraction of the lode mineralization in the event of a conflict of use between lode and placer mining operations, provided that a two-year notice period is provided to Lyman Resources. Lyman Resources, the Lyman family, and Donlin Gold executed a Surface Lease and Assignment of Mining Lease effective May 9, 2012, leasing the Lyman surface estate and assigning the Lyman placer lease within the Calista Lease area to Donlin for Project mining use (the “Lyman Lease”).

NOVAGOLD RESOURCES INC.

In addition to the leased land, Donlin Gold holds 493 State of Alaska mining claims comprising approximately 29,008 hectares in the Kuskokwim and Mt. McKinley Recording Districts. The mining claims abut and largely surround northern and western boundaries of the lands subject to the Calista Lease and TKC SUA. The mining claims are located on lands that are owned by the State of Alaska (409) and on State-selected lands from the BLM (84). All claims are approximately either 16.2 hectares or 64.8 hectares in size.

The terms for the Calista Lease and TKC SUA include various royalty and other payment provisions and considerations such as shareholder employment and contracting opportunities. The Lyman Lease provides for rent and certain other payments.

Royalty Terms of the Calista Lease include:

●	Annual advance minimum royalty (variable) to 2030;
●	All advance minimum payments are recoverable as a credit against the net smelter return royalty and net proceeds payment;
●	Net smelter return of 1.5% for the earlier of the first five years following commencement of commercial production or until initial capital payback;
●	Conversion to 4.5% net smelter return after the earlier of five years or initial capital payback; and
●	Net proceeds royalty of 8% of the net proceeds realized by Donlin Gold LLC commencing with the first quarter in which net proceeds are first realized.

Payment Terms of the TKC SUA include:

●	Annual advance minimum payment (variable per milestones);
●	All advance minimum payments are recoverable as a credit against the milled tonnage fee and net proceeds payment;
●	Milled tonnage fee of $0.40 per tonne processed for the first 10 years of production;
●	Conversion of the milled tonnage fee to $0.50 per tonne processed for all production after 10 years;
●	Net proceeds payment of 3% of the net proceeds realized by Donlin Gold LLC commencing with the first quarter in which net proceeds are first realized.

The term of the Calista Lease is to April 30, 2031 and extends automatically year to year thereafter, so long as either mining or processing operations are carried out on or with respect to the property in good faith on a continuous basis in such year, or Donlin Gold pays to Calista an advanced minimum royalty of US$3,000,000 (subject to adjustment for increases in the Consumer Price Index) for such year. The TKC SUA remains in effect through April 30, 2031 and on a year-to-year basis thereafter, so long as the Calista Mining Lease remains in effect. The Lyman Lease has an initial term of 20 years, but shall be extended while Donlin Gold conducts operations on the property.

Additional estimated costs associated with various landowner and lease agreements, not already covered in initial capital or G&A operating costs, average approximate $8.6 million per year during the six pre-production years and $2.5 million per year during the 27 operating years.  Annual rent, labor expenditures and filings are required to maintain Alaska State mining claims on State land.  Mining license tax payments may also apply.

Accessibility and Climate

The Kuskokwim River is a regional transportation route and is serviced by commercial barge lines. A 25-kilometer winter road, designated as an Alaska State Highway route and transportation corridor, accesses the property from the barge landing at the village of Crooked Creek. The Donlin Gold project currently has an all-season, soft-sided camp. An adjacent 1,500-meter airstrip is capable of handling aircraft as large as L-100 Hercules (approximate cargo capacity of 19,050 kilograms), allowing efficient shipment of personnel, some heavy equipment, and supplies. The Donlin Gold project can be reached directly by charter air facilities out of Anchorage and Aniak, 80 kilometers to the west.

The project area is one of low topographic relief on the western flank of the Kuskokwim Mountains. Elevations range from 150 meters to 640 meters. Ridges are well rounded and easily accessible by all-terrain vehicle. Hillsides are forested with black spruce, tamarack, alder, birch and larch. Soft muskeg and discontinuous permafrost are common in poorly drained areas at lower elevations. The area has a relatively dry interior continental climate with typically less than 500 millimeters total annual precipitation. Summer temperatures are relatively warm and may exceed 30°C. Minimum temperatures may fall to well below -42°C during the cold winter months.

Exploration History

Approximately 1,678 exploration and development drill holes totaling 367,886 meters, were completed from 1988 through 2007 in at least six separately managed campaigns. Another 108 core holes totaling 33,425 meters were added in 2008 to explore near-pit expansions and satellite deposits, and for facility-related condemnation and geotechnical studies. In 2010, 6 core holes totaling 2,090 meters were drilled for additional pit slope geotechnical drilling. In 2017, 16 core holes totaling 7,040 meters were drilled; in 2020, 85 core holes totaling 23,361 meters were drilled; and in 2021, 79 core holes totaling 24,264 meters were drilled.

NOVAGOLD RESOURCES INC.

Approximately 1,396 holes, totaling 339,733 meters, supported the resource model used in the 2011 Mining Study. The remaining holes were either drilled after the completion of the 2011 Mining Study (2017, 2020 and 2021 drill programs) or were utilized for other purposes, such as district exploration, carbonate resource, facilities condemnation, hydrology, geotechnical, and infrastructure engineering.

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

Pit slope stability of new pit design remained acceptable. Construction suitability of surficial materials in TSF is evaluated.
2017	Donlin Gold LLC	16 core holes totaling 7,040 meters to test targeted mineralized zones, collect structural data related to mineralization, and collect geotechnical data.	Results not included in resource model used in the 2011 Mining Study
2019	Donlin Gold LLC	30 geotechnical core holes totaling 1,060 meters were drilled as part of a site investigation program in support of detailed dam design.	Results not included in resource model used in the 2011 Mining Study
2020	Donlin Gold LLC	85 core holes totaling 23,361 meters in both the ACMA and Lewis deposits to validate recent geologic modeling concepts and test for extensions of high-grade zones.	Results not included in resource model used in the 2011 Mining Study
2021	Donlin Gold LLC	79 core holes totaling 24,264 meters in both the ACMA and Lewis deposits to validate recent geologic modeling concepts and test for extensions of high-grade zones.	Results still pending and not included in resource model used in the 2011 Mining Study

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

Geotechnical and Hydrology

A number of geotechnical and hydrological studies have been completed in support of at least pre-feasibility and environmental reports for Donlin Gold.

Rowland Engineering Consultants performed the geotechnical assessments for the engineering to support design of the port site, airstrip, plant site and interconnecting roads. BGC, Inc (BGC). performed geotechnical analyses for the design of the pit, waste rock facility (WRF), and tailings storage facility (TSF).

The site-wide hydrological and hydrologic models developed by BGC, are based on extensive drill data and climatic information for the area. BGC, CEMI, Hatch Ltd., and SRK, Inc. provided hydrologic studies, design criteria and associated test work for the water treatment plant requirements during construction, operations, and closure. Lorax Environmental performed water quality modeling for the post closure pit lake.

Exploration Potential

The mineral resource defined in the S-K 1300 Report is confined to a portion of the property. We believe there is considerable potential to increase the mineral resources at the Donlin Gold project. Numerous other targets have been identified along the 8-kilometer mineralized gold trend and are defined by surface sampling and various historical drill holes containing significant gold values.

Exploration potential in the vicinity of the open pit design in the S-K 1300 Report includes extensions along strike to the East ACMA, Lewis, and Crooked Creek areas. Mineralization remains open at depth under the current pit limits. Mineralization also remains open to the north of the planned pit and has been tested by shallow trenching and soil sampling, with limited drilling undertaken to date.

Exploration potential at the Donlin Gold project also exists outside the areas that have been the subject of the mine design in the S-K 1300 Report. Gold mineralization is associated with an overall north–northeasterly-trending high level dike/sill complex that has been outlined in the regional aero-magnetics as a magnetic low. The zone, approximately 8 kilometers long, and 4 kilometers wide, consists of a northern, dike-dominated area, and a southern, more sill-dominated area.

Mineralization

Southeast-dipping north-northeast-oriented fracture zones are the primary control on gold-bearing vein distribution within the north-northeast mineralized corridors. Composite vein zones or mineralized corridors range up to 30 meters in width and extend for hundreds of meters along strike. Intrusive rocks and to a lesser extent competent massive greywacke are the most favored host rocks, and act as a secondary control on the mineralization. Gold distribution in the deposit closely mimics the intrusive rocks, which contain about 74% of the mineral resource identified in the S-K 1300 Report. Structural zones in competent sedimentary units account for the remaining 26%.

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

Metallurgy

Sufficient metallurgical test work was completed under the direction of Barrick personnel to support the S-K 1300 Report. Gold is mainly carried by arsenopyrite. Variation is observed in processing behavior between intrusive rocks and sedimentary rocks, but less so between the geographical sources.

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

Mineral Reserve and Mineral Resource Estimates

The mineral reserves for the Donlin Gold project were classified using criteria appropriate under the mining disclosure definitions and standards of NI 43-101 and S-K 1300 with an effective date of April 27, 2021 and are current as of November 30, 2021. The mineral reserves are summarized in the table below.

Proven and Probable Mineral Reserve Estimate, Effective Date April 27, 2021 and current as of November 30, 2021, based on $1,200 per ounce gold price

			Contained Gold (thousands of ounces)
Reserve Category	Tonnes (thousands)	Gold Grade (grams/tonne)	100%	Attributable to NOVAGOLD 50%
Proven	7,683	2.32	573	287
Probable	497,128	2.08	33,276	16,638
Proven and probable	504,811	2.09	33,849	16,925

Notes:

(1)

Mineral reserves are reported within the pre-feasibility pit designs, and supported by a mine schedule, featuring variable throughput rates, stockpiling and cut-off optimization. The point of reference for Mineral Reserves estimates is where the reserves are delivered to the mill. The pit designs are contained within an optimized pit shell based on the following economic and technical parameters: Metal price for gold of $1,200 per ounce; reference mining cost of $2.16 per tonne incremented $0.0033 per tonne per meter with depth from the 220 meter elevation (equates to an average mining cost of $2.64 per tonne), fixed processing cost of $13.78/t processed; sustaining capital of $1.54/t processed; general and administrative cost of $3.66/t processed; stockpile rehandle costs of $0.24/t processed assuming that 45% of mill feed is rehandled; variable metallurgical recoveries by rock type, ranging from 86.7% in shale to 94.2% in intrusive rocks in the Akivik domain; refining and freight charges of $1.21/oz Au; royalty considerations of 4.5% NSR and $0.50/t processed; and variable pit slope angles, ranging from 23° to 43°. See “Section 12: Mineral Reserve Estimates” of the S-K 1300 Report.

(2)

Mineral reserves are reported using an optimized block value (BV) based on the following equation: BV = Gold grade * Recovery – royalties & refining costs – process operating costs – G&A cost reported in $ per tonne. Assuming an average gold recovery of 89.5% the marginal gold cut-off grade would be approximately 0.57 grams per tonne, or the gold grade that would equate to a $0.001 BV cut-off at these same values.

(3)	The life of mine strip ratio is 5.48:1. The assumed life-of-mine throughput rate is 53,500 tonnes per day.

(4)	Rounding may result in apparent summation differences between tonnes, grade and contained metal content.

(5)

Mineral reserves are reported on a 100% ownership basis and a 50% ownership basis. The 50% basis is attributable to NOVAGOLD through their 50% ownership interest in the joint venture that owns the mineral rights and manages the Donlin Gold project. Tonnage and grade measurements are in metric units. Contained gold ounces are reported as troy ounces.

Mineral reserves have been estimated using a long-term gold price assumption of $1,200 per ounce. Mineral resources are based on a Whittle™ pit optimized for all measured, indicated, and inferred blocks assuming a gold selling price of $1,200 per ounce and are inclusive of reserves.

NOVAGOLD RESOURCES INC.

Mineral resources were classified using criteria appropriate under the mining disclosure standards of S-K 1300 by application of the NSR-based cut-off that incorporated mining and recovery parameters, and constraint of the mineral resources to a pit shell based on commodity prices. The mineral resources (exclusive of mineral reserves) are summarized in the table below.

Mineral Resources Estimate (exclusive of reserves), Effective Date July 11, 2011 and current as of November 30, 2021, based on $1,200 per ounce gold price

			Contained Gold (thousands of ounces)
Resource Category	Tonnes (thousands)	Gold Grade (grams/tonne)	100%	Attributable to NOVAGOLD 50%
Measured	869	2.23	62	31
Indicated	69,402	2.44	5,435	2,718
Measured and indicated	70,271	2.43	5,497	2,749
Inferred	92,216	2.02	5,993	2,997

Notes:

(1)

Mineral resources are reported exclusive of mineral reserves. Mineral resources are reported on a 100% ownership basis and a 50% ownership basis. The 50% basis is attributable to NOVAGOLD through their 50% ownership interest in the joint venture that owns the mineral rights and manages the Donlin Gold project property.

(2)	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

(3)	The cut-off date for the sample database used in the resource estimate is November 1, 2009. However, more recent drilling data was used to validate the resource model as remaining current.

(4)

Mineral resources are reported in-place (point of reference) and contained within a conceptual measured, indicated and inferred optimized pit shell using the following assumptions: gold price of $1,200 per ounce; variable process cost based on 2.1874 * (sulfur grade) + 10.65; administration cost of $2.29 per tonne; refining, freight & marketing (selling costs) of $1.85 per ounce recovered; stockpile re-handle costs of $0.20 per tonne processed assuming that 45% of mill feed is re-handled; variable royalty rate, based on royalty of 4.5% * (Gold price – selling cost), and a variable metallurgical recovery depending on the host rock type ranging from 86 to 94%. Assuming an average recovery of 89.5% and average S% grade of 1.07, the marginal gold cut-off grade is 0.47 g/t. These technical and economic parameters are those that were used in the 2011 Mining Study to establish reasonable prospects of eventual economic extraction. Based on the QP’s review of the estimate, there would be no material change to the Mineral Resources if a gold price of $1,500/oz was used and other economic parameters were updated to the 2020 parameters used in the Mineral Reserve estimate. Therefore the 2011 Mineral Resource statement is considered current and is presented unchanged. See “Section 11: Mineral Resource Estimates” of the S-K 1300 Report.

(5)	Rounding may result in apparent summation differences between tonnes, grade and contained metal content.

(6)	Tonnage and grade measurements are in metric units. Contained gold ounces are reported as troy ounces.

Mineral Resources Estimate (inclusive of reserves)

			Contained Gold (thousands of ounces)
Resource Category	Tonnes (thousands)	Gold Grade (grams/tonne)	100%	Attributable to NOVAGOLD 50%
Measured	7,731	2.52	626	313
Indicated	533,607	2.24	38,380	19,190
Measured and indicated	541,337	2.24	39,007	19,503
Inferred	92,216	2.02	5,993	2,996

(1)

Mineral resources are reported inclusive of mineral reserves. Mineral resources are reported on a 100% ownership basis and a 50% ownership basis. The 50% basis is attributable to NOVAGOLD through their 50% ownership interest in the joint venture that owns the mineral rights and manages the Donlin Gold project property.

(2)	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

(3)	The cut-off date for the sample database used in the resource estimate is November 1, 2009. However, more recent drilling data was used to validate the resource model as remaining current.

NOVAGOLD RESOURCES INC.

(4)

Mineral resources are reported in-place (point of reference) and contained within a conceptual measured, indicated and inferred optimized pit shell using the following assumptions: gold price of $1,200 per ounce; variable process cost based on 2.1874 * (sulfur grade) + 10.65; administration cost of $2.29 per tonne; refining, freight & marketing (selling costs) of $1.85 per ounce recovered; stockpile re-handle costs of $0.20 per tonne processed assuming that 45% of mill feed is re-handled; variable royalty rate, based on royalty of 4.5% * (Gold price – selling cost), and a variable metallurgical recovery depending on the host rock type ranging from 86 to 94%. Assuming an average recovery of 89.5% and average S% grade of 1.07, the marginal gold cut-off grade is 0.47 g/t. These technical and economic parameters are those that were used in the 2011 Mining Study to establish reasonable prospects of eventual economic extraction. Based on the QP’s review of the estimate, there would be no material change to the Mineral Resources if a gold price of $1,500/oz was used and other economic parameters were updated to the 2020 parameters used in the Mineral Reserve estimate. Therefore the 2011 Mineral Resource statement is considered current and is presented unchanged.

(5)	Rounding may result in apparent summation differences between tonnes, grade and contained metal content.

(6)	Tonnage and grade measurements are in metric units. Contained gold ounces are reported as troy ounces.

(7)

Due to modifying factors applied to the Mineral Resource model to estimate Mineral Reserves, notably planned dilution and loss, the sum of Mineral Reserves and Mineral Resources excluding Mineral Reserves reported above will not equal Mineral Resources inclusive of Mineral Reserves in this table. Proven and Probable Mineral Reserves include planned dilution of 33,745 kt grading 0.31 g/t Au and planned loss of 6,016 kt grading 1.33 g/t Au.

Financial model parameters

The estimated mine life is 27 years based on a nominal processing rate of 53,500 tonnes per day. Annual gold production over the projected mine life averages 1.13 million ounces per year, including 1.46 million ounces per year for the first five full years of production. The total initial capital cost estimate is approximately $7.4 billion. The project’s estimated after-tax net present value at a 5% discount rate (“NPV 5%”) is $3.0 billion using the base case gold price of $1,500 per ounce. The internal rate of return (IRR) at the same gold price is 9.2%.

Base Case Project Sensitivity to Gold Price

Gold price ($ per ounce)	After-tax cash flow ($ million)	After-tax NPV 5% ($ million)	After-tax IRR (%)	Payback (years)
1,200	6,556	202	5.3	10.3
1,300	8,773	1,161	6.8	9.2
1,400	10,974	2,109	8.1	8.1
1,500	13,145	3,040	9.2	7.3
1,600	15,308	3,967	10.4	6.7
1,700	17,455	4,887	11.4	6.2
1,800	19,125	5,696	12.4	5.9

Summary of Key Evaluation Metrics (Base Case at $1,500 per ounce gold)

Total tonnes mined (million)	3,270
Ore tonnes treated (million)	505
Strip ratio (waste tonnes per ore tonne)	5.5 to 1
Gold ounces recovered (million)	30.4
Gold recovery (%)	89.8%

$ million
Net revenue	45,519
Total operating costs	(19,289)
Operating cash flow before tax	26,230
Income and mining taxes	(3,668)
Operating cash flow after tax	22,562
Initial capital	(7,402)
Sustaining capital	(1,723)
Closure costs - trust fund	(292)
Total costs	(30,248)
Net after-tax cash flow	13,145

Payback period (years)	7.3
Operation life (years)	27
After-tax NPV 5% ($ million)	3,040
After-tax IRR	9.2%

NOVAGOLD RESOURCES INC.

Operating Cost Estimates

	$ million	$ per tonne processed	$ per tonne mined	$ per gold ounce sold
Mine operations	8,430	16.70	2.58	278
Processing operations	6,916	13.70	2.12	228
Administration	1,761	3.49	0.54	58
Land and royalty payments	2,182	4.32	0.67	72
	19,289	38.21	5.90	635

Capital Cost Estimates

Initial capital costs are estimated at $7,402 million and sustaining capital costs are estimated at $1,723 million over the LOM.

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

Planned Processing Operations

The Donlin Gold project ore will be processed by crushing and grinding, sulfide flotation concentration, concentrate treatment by pressure oxidation (POX) in an autoclave, carbon-in-leach (CIL) cyanide leaching of the oxidized concentrate, electrowinning, and refining to produce doré bars on site.

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

The oxidized concentrate from the POX operation would then be cyanide leached in a conventional CIL circuit to produce a pregnant (gold-bearing) solution. Gold from the solution is adsorbed onto activated carbon, which is later stripped (gold desorbed from carbon) in an elution circuit. The pregnant solution after elution is fed through electrowinning (EW) cells, where cathodes are plated with gold-bearing materials, which are periodically removed, dried in a retort, and melted in an induction furnace to produce doré bars.

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

NOVAGOLD RESOURCES INC.

Proposed Production Plan and Schedule

Based on the S-K 1300 Report, the operating mine life is estimated to be 27 years with the nominal processing rate of 53,500 tonnes per day. Commercial gold production is expected after a period of approximately 6 years for basic and detailed engineering, and construction. In addition, the Donlin Gold board must approve a construction program and budget before construction of the Donlin Gold project can begin. The timing of the initiation of the required engineering work, of the Donlin Gold board’s approval of a construction program and budget, market conditions, and receipt of all required governmental permits and approvals will determine whether and when construction of the Donlin Gold project will begin.

Preproduction covers the first 15 months of the mine plan, when mining activities will focus on providing sufficient ore exposure for plant start-up. Ore mined during preproduction will be stockpiled and rehandled to the process during operations. Average mine production increases progressively in the initial years until the peak rate of 425,000 tonnes per day is reached in Year 6.

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

There is sufficient area within the project area to host an open pit mining operation, including the proposed open pit, waste rock facility, TSF and process facilities (primary and pebble crushers, coarse ore conveyor and coarse ore stockpile, concentrator, flotation, water treatment plants, POX, oxygen plant, boiler house, utility corridors, leach, refinery, cyanide destruct, and access walkways). Other planned site infrastructure is comprised of access roads, airstrip, accommodation camp, fuel tank farm, and dual-fueled power plant, truck shop, truck wash, workshops and vehicle repair facilities, assay laboratory, administration facilities and change rooms. Donlin Gold has secured the surface rights for the areas that may host these facilities.

In the nearby villages, Crooked Creek has approximately 105 residents and Aniak has a population of approximately 500. The workforce for the project would be sourced from the local area, from Alaskan regional centers and from other sources as required.

NOVAGOLD RESOURCES INC.

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

Power

Natural gas will be delivered to site by an approximately 507-kilometer, 356-millimeter (14 inch) diameter pipeline to supply an on-site power generation facility. The S-K 1300 Report contemplates that the electric power for the site will be generated from a dual-fueled (natural gas and diesel), reciprocating engine power plant with a steam turbine utilizing waste heat recovery from the engines. The power plant consists of two equal halves, each consisting of six reciprocating engines, and a separate steam turbine. The total generation facility is nominally rated at 182 MW initially and will increase to 215 MW after four years with the addition of two more generators (one in each half) to allow for N+2 redundancy, thus allowing planned maintenance and predicted outages without cutting back production.

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

NOVAGOLD RESOURCES INC.

Taxation

The S-K 1300 Report contemplates that the following taxes may be levied on the project:

●	Federal income tax – 21%.

●	Alaska state income tax – 9.4% of net income.

●	Alaska state mining license tax – 7% of taxable mining income. There is a tax holiday applied for the first 3.5 years from the start of production.

Income tax becomes payable after deductions for capital allowances.

Financial results

The total initial capital cost estimate for the Donlin Gold project is $7.4 billion. The project’s estimated after-tax NPV at a 5% discount rate is $3,040 million with an IRR after-tax at 9.2% using the base case gold price of $1,500 per ounce. The undiscounted break-even gold price is $930 per ounce and at a 5% discount rate is $1,180 per ounce. In the S-K 1300 Report, the overall economic viability of the project was evaluated by both discounted and undiscounted cash flow analyses, based on the engineering studies and cost estimates discussed in the S-K 1300 Report.

Assumptions in the model comprised:

●

Costs prior to project Year -6, the start of basic and detailed engineering, are considered sunk. For discounted cash flow (or NPV) purposes, the model commences in Year -6. Estimates were prepared for all the individual elements of cash revenue and cash expenditures for ongoing operations.

●	Estimated cash flows from revenue are based on a gold price of $1,500 per ounce. The pit has been optimized at a gold price of $1,200 per ounce.

●	Gold recovery is estimated to average 89.8% over the LOM based on work and testing performed for at least pre-feasibility study purposes.

●

Doré refining and shipping charges were estimated at $1.21 per ounce based on escalating to 2020 the actual refining charges for Barrick’s Goldstrike operations and a quotation for transportation and insurance costs from the Donlin Gold project site to a U.S.-based refinery utilized in 2011. In addition, 0.1% of gold produced from the mine is deducted as a cost of refining.

●

The current hydrometallurgical process selection renders any contained silver into a greater refractory state, which provides less than 10% silver recovery through standard metal leaching. As a consequence, silver is not included in the Mineral Resource and Mineral Reserve estimates, and no silver credit has been applied to the project.

●

To fund the $1,361 million reclamation and closure costs, the Project provides $412 million at closure by contributing to a Trust Fund commencing in Year -5 and continuing through the end of operations with annual contributions of $7.8 million. In addition to the Trust Fund, financial assurance in the form of letters of credit and/or surety bonds is required to construct and operate the mine. Per the Donlin Gold Project Reclamation Plan Approval from ADNR, financial assurance in the amount of approximately $322 million must be submitted in a form and substance approved by ADNR. The cost to maintain this financial assurance is assumed to be 0.4% of the total assured amount, annually. This equates to approximately $1.3 million per year, paid from the start of construction through the end of operations.

●	No salvage is assumed at the end of operations.

Current Activities

For information on current activities, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Change in Mineral Resources and Reserves from 2020 to 2021

There were no changes in reported mineral resources and reserves reported for the years ended November 30, 2020 and 2021.

Mineral Resource and Reserve Internal Controls

Sample collection, preparation, analysis and security for all Donlin Gold core drill programs are in line with industry-standard methods for gold deposits.

●	Drill programs included insertion of blank, duplicate and SRM samples
●	Quality Assurance/Quality Control program results do not indicate any problems with the analytical programs

NOVAGOLD RESOURCES INC.

●	Data is subject to validation, which includes checks on surveys, collar coordinates, lithology data, and assay data. The checks are appropriate, and consistent with industry standards
●	Independent data audits have been conducted and indicate that the sample collection and database entry procedures are acceptable
●	All core has been catalogued and stored in designated areas.

Mineral resources and mineral reserves are estimates that are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.  See Risk Factors  – “The quantities for our mineral resources and mineral reserves are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.”

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (MSHA). During the fiscal year ended November 30, 2021, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold LLC is the operator of the Donlin Gold project. Donlin Gold LLC is not a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control Donlin Gold LLC.

NOVAGOLD RESOURCES INC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the New York Stock Exchange (NYSE American) and on the Toronto Stock Exchange (TSX) under the symbol “NG.” On January 19, 2022, there were 592 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. We believe that more than half of our common shares are beneficially owned by investors in the United States.

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

Generally, a U.S. Resident Holder’s common shares will not constitute “taxable Canadian property” of the U.S. Resident Holder at a particular time at which the common shares are listed on a “designated stock exchange” (which currently includes the TSX and NYSE American) unless at any time during the 60‑month period immediately preceding a disposition both of the following conditions are true:

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

Current and potential U.S. holders of our common shares should be aware that we believe we were a PFIC for the fiscal year ended November 30, 2021, and based on current business plans and financial expectations, may be a PFIC in the current tax year and future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, shareholders that are U.S. holders will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

NOVAGOLD RESOURCES INC.

Any gain recognized on the sale of common shares of a PFIC, and any excess distributions paid on the common shares of a PFIC must be ratably allocated to each day in a U.S. holder’s holding period for the common shares. The amount of any such gain or excess distribution allocated to prior years of such U.S. holder’s holding period for the common shares generally will be subject to U.S. federal income tax at the highest tax applicable to ordinary income in each such prior year, and the U.S. holder will be required to pay interest on the resulting tax liability for each such prior year, calculated as if such tax liability had been due in each such prior year.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

NOVAGOLD RESOURCES INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of NOVAGOLD RESOURCES INC., incorporated in British Columbia, Canada, and its subsidiaries (collectively, “NOVAGOLD,” the “Company,” “our” and “we”). This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.

The following MD&A generally discusses our consolidated financial condition and results of operations for 2021 and 2020 and year-to-year comparisons between 2021 and 2020. Discussions of our consolidated financial condition and results of operations for 2019 and year-to-year comparisons between 2020 and 2019 are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020, filed with the Securities and Exchange Commission on January 27, 2021, are incorporated by reference into this MD&A.

Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold LLC (“Donlin Gold”), a limited liability company owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”).

Our corporate goals include continuing to advance the Donlin Gold project toward a construction decision; maintaining support for Donlin Gold among the project’s stakeholders; promoting a strong safety, sustainability, and environmental culture; maintaining a favorable reputation of NOVAGOLD; and preserving a healthy balance sheet. Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits, completion of pre-feasibility and feasibility studies, preparation of engineering designs and the financing to fund these objectives.

COVID-19 response

The Company has implemented policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, have been asked to work remotely, avoid all non-essential business travel, adhere to good hygiene practices, and engage in physical distancing. Continuation of COVID-19 in 2022 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, studies, and assay results, and other factors that will depend on future developments that may be beyond our control.

At Donlin Gold, with dedicated community partners in Alaska and in the Yukon-Kuskokwim (Y-K) region, who share the objective of protecting the health of Donlin Gold’s employees and contractors, a wide-ranging set of policies have been implemented at the Donlin Gold project site and Anchorage office designed to mitigate the spread of COVID-19.

The plan includes:

●	testing of all personnel prior to visiting the Donlin Gold project site;
●	testing on the third day after their arrival at camp;
●	additional testing for direct local hires ahead of returning to their villages to reduce the spread of the virus where minimal health services are available;
●	utilizing charters to safely deliver employees to and from camp to minimize in-region travel;
●	screening and physical distancing measures while at camp;
●	more frequent sanitization practices; and
●	increased communication around hygiene and sanitization practices, as well as identification of symptoms.

The first positive cases at the Donlin Gold project site occurred in early October, 2021, just prior to the planned end-of-season closure. One individual after arrival to camp tested positive for COVID. The individual was immediately isolated and removed from site (by private charter flight) and quarantined in Anchorage for 10 days. In addition, contract tracing was conducted, and all close contacts were tested and isolated. Three more positive cases occurred in the following days. Additional responses taken included: daily testing of remaining site personnel, anyone wishing to depart the site was allowed to leave, no new personnel were allowed at site, and the final field activities were completed with the remaining site personnel.

NOVAGOLD RESOURCES INC.

Donlin Gold

Community engagement

As a neighbor to others in the Y-K region and as a team largely made up of people from the area, Donlin Gold strives to aid communities with support and resources, particularly when health and safety are of concern. Donlin Gold is committed to support the needs of its community partners. Donlin Gold continues to make progress in formalizing its community relationships and finding common ground with Shared Value Statements with eight villages from the Y-K region (Akiak, Sleetmute, Napaimute, Crooked Creek, Napaskiak, Nikolai, Tuluksak and Upper Kalskag) that confirm current engagement with key local communities. These agreements include educational, environmental, and social initiatives to help provide support for these villages.

For the 2021 season, Donlin Gold hired employees from 20 Y-K communities. In an area with high unemployment and fewer job choices than in urban environments, the work experience and skills training that Donlin Gold provides is attractive and employees are encouraged to bring their safety knowledge into their home village. Local community involvement in the project is core to both Barrick’s and NOVAGOLD’s philosophy, and approximately 70% of Donlin Gold direct hires for this year’s drill program were Alaska Natives.

Despite the challenges over the last two years, Donlin Gold has expanded community engagement programs and support related to environmental management, safety, training, educational, health and cultural initiatives. In August, Donlin Gold held the fourth annual “In it for the Long Haul” backhaul project with approximately 180,000 pounds of hazardous and electronic waste removed from 26 villages throughout the Y-K region. Multiple entities and tribes came together to assist Y-K Delta region villages with the removal and safe disposal of the waste. Over the last five years, nearly 400,000 pounds of waste has been safely removed that would otherwise end up in landfills, in waterways or in areas harmful to families and children. In the fall of 2021, Donlin Gold entered into a sponsorship agreement with Alaska School Activities Association to underwrite statewide sports. This includes supporting student athletes, musicians, and other activities in the Y-K region and across Alaska.

Donlin Gold also responded to the COVID-19 pandemic by providing aid to local communities with support and resources, particularly when health and safety are of concern. The State of Alaska, Calista, and Donlin Gold worked to send fish from Bristol Bay to the Yukon villages impacted by the closure of the salmon fishery to commercial and subsistence fishing. Donlin Gold assisted with distribution and logistics to deliver fish to more communities on the Yukon River who had been devastated by the dismal numbers of returning salmon to their river. In partnership with the Yukon-Kuskokwim Health Corporation, sent the Calricaraq team to travel to area villages to support residents and families who have lost a loved one to suicide, a heightened challenge in remote villages, especially during the pandemic. Donlin Gold partnered with KSKO Radio to purchase hand-held radios for five middle Kuskokwim villages. This initiative expands the reach of public radio to communities where internet connectivity is severely lacking. Every home will now have an information source for important updates from the Y-K region, to include local news and weather updates.

Environmental

During the 2021 field season at the Donlin Gold project site, there were no spills to water and no spills of greater than 10 gallons to land. There were no spills that required reporting to government agencies. In 2021, Donlin Gold received two administrative Notices of Violation (NOVs): one related to stormwater for failure to file an administrative report in 2019 and failure to train all staff in 2018 even though there was no field program that year, and one under the site’s air permit for failure to submit one operating report in 2020. No penalties were issued for either NOV. Also in 2021, ADEC conducted a permit compliance inspection at the site, which yielded no instances of non-compliance for the 2021 field program. Donlin Gold further continued updating its site baseline data, including monitoring water quality and fisheries.

Permitting

The State’s Clean Water Act (CWA) Section 401 certification (the “401 Certification”) of the Federal CWA Section 404 permit was formally appealed to the Commissioner of the Alaska Department of Environmental Conservation in June 2020, and the ADEC Commissioner referred the appeal to an Administrative Law Judge for review. The appeal focused on three narrow issues related to compliance with the State’s water quality standards near the mine site. On April 12, 2021, the Administrative Law Judge issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021 in Alaska’s Superior Court by a San Francisco-based activist law firm on behalf of ONC. On December 29, 2021, the Court issued an order remanding the 401 Certification to ADEC for consideration of additional technical information provided by Donlin Gold and dismissing the appeal in Alaska Superior Court without prejudice. The existing 401 Certification remains in effect during the remand period. Based on the remand schedule established by the Court order, ADEC’s decision is expected in the second quarter of 2022.

NOVAGOLD RESOURCES INC.

In April 2020, the Alaska Department of Natural Resources’ (ADNR) Division of Oil and Gas agreed to reconsider its decision on the State Right-of-Way (ROW) agreement and lease authorization for the buried natural gas pipeline. Under the reconsideration, on September 10, 2020, the ADNR issued for additional public comment a revised Consideration of Comments document. This document describes how the ADNR considered public input that was solicited in the ROW review, including how cumulative effects are addressed in the decision. The comment period on the document ended on November 9, 2020. On July 19, 2021, the ADNR Commissioner completed the reconsideration and upheld the ROW agreement and lease authorization. On August 9, 2021, two parties requested that the Commissioner conduct a further reconsideration. The first party was Earthjustice representing ONC, Cook Inletkeeper, and three villages. The second party was an individual who operates an outdoor guiding business around the pipeline route. The Commissioner rejected both further reconsideration requests on August 19, 2021. On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three villages, filed an appeal of the State ROW in Alaska Superior Court. An appeal was also filed by the second party in September 2021. The two appeals have been consolidated into a single case that is pending before the Alaska Superior Court based in Anchorage, Alaska. ADNR is currently finalizing the Administrative Record for the ROW issuance for submittal to the Court after which the Court will establish a briefing schedule. We expect a decision on the appeal in the second half of 2022 or the first half of 2023.

In November 2020, the ADNR published an initial public notice for comment on Donlin Gold’s 12 applications for water rights for the mine site and transportation facilities, which closed on December 15, 2020. Water rights are for local surface water sources and groundwater to be used for process water, dust control, fire protection, and potable water. In March 2021, the ADNR held a second two-week public notice period, which closed on March 26, 2021. All the final Water Rights were issued on June 29, 2021 by ADNR’s Division of Mining Land and Water. In July, they were administratively appealed to the ADNR Commissioner by Earthjustice, ONC, and five villages. We expect a decision on the appeal by the Commissioner in 2022.

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

Donlin Gold project

The 2021 drilling program included additional confirmation and extension drilling, focusing on further testing, orebody continuity, structural control, and geotechnical and geometallurgical data collection and analysis. In September 2021, Donlin Gold completed the drilling portion of a 79-hole program totaling approximately 24,264 meters in both the ACMA and Lewis deposit areas, including an additional 13 holes and 4,000 meters above the original 2021 plan. Assays were reported for 36 completed holes and 22 partial holes, encompassing 15,700 meters of length drilled. Assay results received to date for the 2021 drill program were disclosed in media releases on September 2 and December 1, 2021. Assays are anticipated to be completed by early 2022.

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

The Donlin Gold board must approve a construction program and budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, project changes made by Donlin Gold, or any impact on operations from COVID-19.

Our share of funding for the Donlin Gold project in 2021 was $17,587, lower than our planned spending of $18,000 to $22,000 primarily due to environmental and community engagement work delayed due to COVID-19 restrictions and drill assay costs carried forward into 2022. In 2022, our share of Donlin Gold funding is expected to be approximately $30,000, including $21,000 for follow-up drilling, camp improvements and studies, and $9,000 for permitting, community engagement and administration.

NOVAGOLD RESOURCES INC.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Consolidated Financial Results

The details of our Net loss are set forth below:

	Years ended November 30,
	2021	2020	Change
Net loss	$(40,536)	$(33,564)	$(6,972)
Net loss per common share, basic and diluted	$(0.12)	$(0.10)	$(0.02)

Net loss increased by $6,972 from 2020 to 2021, primarily due to the following:

●

Donlin Gold expenses increased by $2,123, primarily due to higher permitting and legal costs related to appeals filed on various State of Alaska permits and completion of assays from the 2020 drill program in 2021.

●

The $1,475 increase in corporate general and administrative expense is primarily due to $1,178 higher share-based compensation expense resulting from higher amortization of stock options and performance share units (PSUs). In 2018, the vesting period for stock options and PSUs was increased from two to three years and amortization was adjusted to match the vesting period, deferring a portion of the costs to future periods. Amortization in 2021 and in future periods, includes one third of the cost of each of the previous three years of stock option and PSU grants. Salaries and benefits were $325 higher due to annual wage increases and payroll taxes on stock option exercises.

●	Interest income decreased by $1,286 due to lower interest rates earned on cash and term deposits, partially offset by higher cash balances due to the receipt of $75,000 from Newmont on July 27, 2021.

●	A $938 remediation provision expense adjustment for the historic former New Gold House property in Nome, Alaska.

●	Accretion on notes receivable was $781 lower due to the maturity of the $75,000 note receivable.

●

The $751 recovery of deferred income taxes in 2020 resulted from the Company’s decision to file a consolidated U.S. income tax return for its U.S. subsidiaries commencing with the fiscal year ended November 30, 2020.

The increase in expenses was partially offset by favorable foreign exchange movements of $270, and a $200 gain on the sale of our interest in the San Roque mineral property in Argentina.

Liquidity and Capital Resources

Liquidity overview

At present, we believe we have sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs until a decision to commence engineering and construction is reached by the Donlin Gold board for the Donlin Gold project, at which point substantial additional capital will be required. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our anticipated expenditures in fiscal year 2022 are approximately $46,000, including $30,000 to fund the Donlin Gold project, $13,000 for corporate general and administrative costs, $2,000 for withholding taxes on share-based compensation and $1,000 for working capital and other items.

Our financial position includes the following as of November 30, 2021:

●	Cash and cash equivalents of $91,124.

●	Term deposits of $78,000 denominated in U.S. dollars and held at Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

●

Notes receivable of $25,000 due on the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a note for $75,000 fully contingent upon approval of a Galore Creek project construction plan by the owner(s).

NOVAGOLD RESOURCES INC.

●

Promissory note payable to Barrick of $115,723, including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

Our Consolidated Statements of Cash Flows are summarized as follows:

	Years ended November 30,
	2021	2020	Change

Operating activities	$(9,863)	$(10,020)	$157
Funding of Donlin Gold	(17,587)	(15,276)	(2,311)
Proceeds from note receivable	75,000	—	75,000
Net (purchases of) proceeds from term deposits	(17,221)	20,000	(37,221)
Proceeds from sale of mineral property	200	—	200
Withholding tax on share-based compensation	(731)	(1,652)	921
Effect of exchange rate changes on cash and other	420	305	115
Net change in cash and cash equivalents	$30,218	$(6,643)	$36,861

In 2021, the net increase in Cash and cash equivalents of $30,218 primarily resulted from the $75,000 note proceeds received from Newmont, partially offset by Donlin Gold funding of $17,587, net investments in term deposits of $17,221, and corporate operating activities of $9,863.

Net spending on operating activities decreased by $157 in 2021 from 2020 primarily due to the timing of corporate liability insurance payments; and COVID-19 resulting in reduced corporate travel, offset by higher salaries and benefits; and lower interest received on cash and term deposits due to lower interest rates.

Donlin Gold funding increased by $2,311 in 2021 from 2020 primarily due to higher permitting and legal costs due to: legal challenges to the State’s CWA Section 401 certification and the State’s ROW agreement and lease authorization for the buried natural gas pipeline; and completion of assays from the 2020 drill program in 2021.

Outstanding share data

As of January 19, 2022, the Company had 332,921,907 common shares issued and outstanding. Also, as of January 19, 2022, the Company had: i) a total of 10,278,096 stock options outstanding; 8,866,898 of those stock options with a weighted-average exercise price of $5.69 and the remaining 1,411,198 with a weighted-average exercise price of C$7.32; and ii) 1,299,300 PSUs and 315,140 deferred share units (DSUs) outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 12,542,186 common shares.

Related party transactions

As of November 30, 2021, the Company has accounts receivable from Donlin Gold of nil (November 30, 2020: $6) included in Other current assets.

Fourth quarter results

During the fourth quarter of 2021, we incurred a net loss of $10,269 compared to a net loss of $7,000 for the comparable period in 2020. The increase in net loss primarily resulted from lower accretion income on Newmont notes receivable in 2021, activity at Donlin Gold extended into the fourth quarter of 2021, a provision for remediation of the former New Gold House mineral property near Nome, Alaska in 2021, and the recovery of income taxes in 2020 due to the filing of a consolidated income tax return for U.S. subsidiaries.

NOVAGOLD RESOURCES INC.

Critical Accounting Policies

We believe the following accounting policies are critical to our financial statements due to the degree of uncertainty regarding the judgements or assumptions involved and/or the magnitude of the asset, liability, or expense being reported.

Contingent note receivable

A portion of the proceeds on the sale of the Company’s 50% interest in the Galore Creek project to Newmont, included a contingent note for $75,000 receivable upon the approval of a Galore Creek project construction plan by the owner(s). The Company has assigned no value to the contingent note receivable as management determined that approval of Galore Creek project construction was not probable as of the closing of the Galore Creek sale, and management’s assessment did not change as of November 30, 2021. The contingent note will be recognized only when, in management’s judgement, payment is probable, and the amount recorded will not reverse in future periods.

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. We identified Donlin Gold as a Variable Interest Entity (VIE) as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its investment in Donlin Gold. Donlin Gold is a non-publicly traded equity investee holding exploration and development projects. The Company reviews and evaluates its investment in affiliates for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of an investment in affiliates include a significant decrease in long-term expected gold price, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims, or a change in the development plan or strategy for the project. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If the underlying assets are not recoverable, an impairment loss is measured and recorded based on the difference between the carrying amount of the investee and its estimated fair value which may be determined using a discounted cash flow model.

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

As of November 30, 2021, we had $2,496 of unrecognized compensation cost related to 3.36 million non-vested stock options expected to be expensed and vest over a period of approximately two years. Also, as of November 30, 2021, we had 1.583 million non-vested PSU awards outstanding of which 0.800 million were fully expensed and vested on December 1, 2021 with a multiplier of 93%. The remaining 0.783 million non-vested PSU awards with $3,338 of unrecognized compensation cost will be expensed over a period of approximately two years.

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

Notes receivable of $25 million upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023 are due from a subsidiary of Newmont. Newmont is a publicly traded company with investment-grade credit ratings and has guaranteed the notes receivable.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2021, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.2 million in the interest accrued on the promissory note per annum. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

NOVAGOLD RESOURCES INC.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of NOVAGOLD RESOURCES INC.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. and its subsidiaries (together, the Company) as of November 30, 2021 and 2020, and the related consolidated statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended November 30, 2021, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

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

Recognition of the contingent note receivable

As described in Notes 2 and 4 to the consolidated financial statements, on July 27, 2018, the Company sold its interest in the Galore Creek project (the sale). As part of the consideration for the sale, the Company received a $75 million note (the contingent note receivable), which is contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale or in subsequent periods. Management’s assessment did not change as of November 30, 2021. The contingent note will be recognized when, in management’s judgment, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

The principal considerations for our determination that performing procedures relating to the recognition of the contingent note receivable is a critical audit matter are the judgment by management when determining if recognition was required, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s assessment of the probability of whether a Galore Creek project construction plan will be approved.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the basis for recognizing the contingent note receivable. These procedures also included, among others, evaluating the reasonableness of management’s assessment regarding the probability of the owner(s) of the project approving the Galore Creek project construction plan. This included considering both publicly available information and the latest annual progress report provided by the owner(s) of the project to the Company under the terms of the sale agreement.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

January 26, 2022

We have served as the Company's auditor since 1984.

NOVAGOLD RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	As of November 30,
	2021	2020
ASSETS
Cash and cash equivalents	$91,124	$60,906
Term deposits	78,000	61,000
Notes receivable (Note 4)	—	72,611
Other assets (Note 6)	327	1,869
Current assets	169,451	196,386
Notes receivable (Note 4)	23,572	23,405
Investment in Donlin Gold (Note 5)	3,576	2,614
Other assets (Note 6)	2,253	2,036
Total assets	$198,852	$224,441

LIABILITIES
Accounts payable and accrued liabilities	$682	$900
Accrued payroll and related benefits	2,637	2,215
Other liabilities (Note 9)	1,064	394
Current liabilities	4,383	3,509
Promissory note (Note 7)	115,723	109,801
Other liabilities (Note 9)	464	404
Total liabilities	120,570	113,714

Commitments and contingencies (Notes 7 and 8)

EQUITY
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 332.4 and 330.4 million shares, respectively	1,978,520	1,972,029
Contributed surplus	82,216	81,203
Accumulated deficit	(1,959,165)	(1,918,629)
Accumulated other comprehensive loss	(23,289)	(23,876)
Total equity	78,282	110,727
Total liabilities and equity	$198,852	$224,441

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang                  /s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(US dollars in thousands except per share amounts)

	Years ended November 30,
	2021	2020	2019
Operating expenses:
General and administrative (Note 12)	$20,210	$18,735	$16,321
Equity loss - Donlin Gold (Note 5)	16,625	14,502	10,491
	36,835	33,237	26,812

Loss from operations	(36,835)	(33,237)	(26,812)
Interest expense on promissory note (Note 7)	(5,922)	(6,014)	(7,286)
Accretion of notes receivable (Note 4)	2,556	3,337	3,220
Other income (expense), net (Note 14)	(198)	1,569	4,395
Loss before income taxes	(40,399)	(34,345)	(26,483)
Income tax (expense) recovery (Note 15)	(137)	781	(1,278)
Net loss	(40,536)	(33,564)	(27,761)

Other comprehensive income (loss):
Foreign currency translation adjustments	587	932	48
	587	932	48

Comprehensive loss	$(39,949)	$(32,632)	$(27,713)

Net loss per common share – basic and diluted	$(0.12)	$(0.10)	$(0.09)

Weighted average shares outstanding
Basic and diluted (thousands)	331,546	329,269	325,785

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Years ended November 30,
	2021	2020	2019
Operating activities:
Net loss	$(40,536)	$(33,564)	$(27,761)
Adjustments:
Equity loss – Donlin Gold	16,625	14,502	10,491
Share-based compensation	8,235	7,057	6,176
Interest expense on promissory note	5,922	6,014	7,286
Remediation expense	938	—	—
Foreign exchange loss (gain)	336	606	(20)
Accretion of notes receivable	(2,556)	(3,337)	(3,220)
Change in fair value of marketable securities	(418)	(431)	(93)
Gain on sale of mineral property	(200)	—	—
Deferred income tax (recovery) expense	—	(751)	671
Other operating adjustments	7	19	15
Net change in operating assets and liabilities (Note 17)	1,784	(135)	328
Net cash used in operating activities	(9,863)	(10,020)	(6,127)

Investing activities:
Proceeds from term deposits	141,578	81,000	219,000
Purchases of term deposits	(158,799)	(61,000)	(154,000)
Proceeds from note receivable	75,000	—	—
Funding of Donlin Gold	(17,587)	(15,276)	(11,122)
Proceeds from sale of mineral property	200	—	—
Other	—	—	(17)
Net cash provided from investing activities	40,392	4,724	53,861

Financing activities:
Withholding tax on share-based compensation	(731)	(1,652)	(1,197)
Net cash used in financing activities	(731)	(1,652)	(1,197)

Effect of exchange rate changes on cash and cash equivalents	420	305	8
Net change in cash and cash equivalents	30,218	(6,643)	46,545
Cash and cash equivalents at beginning of year	60,906	67,549	21,004
Cash and cash equivalents at end of year	$91,124	$60,906	$67,549

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF EQUITY

(US dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total
	Shares	Amount	Surplus	deficit	AOCL*	equity
November 30, 2018	323,223	$1,954,861	$87,987	$(1,857,682)	$(24,478)	$160,688
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	378	(378)	—
Share-based compensation	—	—	6,176	—	—	6,176
Performance share units (PSUs) settled in shares	438	2,737	(2,737)	—	—	—
DSUs settled in shares	32	120	(120)	—	—	—
Stock options exercised	3,937	7,855	(7,855)	—	—	—
Withholding tax on PSUs	—	—	(1,197)	—	—	(1,197)
Net loss	—	—	—	(27,761)	—	(27,761)
Other comprehensive income	—	—	—	—	48	48
November 30, 2019	327,630	$1,965,573	$82,254	$(1,885,065)	$(24,808)	$137,954

Share-based compensation	—	—	7,057	—	—	7,057
PSUs settled in shares	410	1,026	(1,026)	—	—	—
Stock options exercised	2,372	5,430	(5,430)	—	—	—
Withholding tax on PSUs	—	—	(1,652)	—	—	(1,652)
Net loss	—	—	—	(33,564)	—	(33,564)
Other comprehensive income	—	—	—	—	932	932
November 30, 2020	330,412	$1,972,029	$81,203	$(1,918,629)	$(23,876)	$110,727

Share-based compensation	—	—	8,235	—	—	8,235
PSUs settled in shares	574	1,460	(1,460)	—	—	—
Stock options exercised	1,430	5,031	(5,031)	—	—	—
Withholding tax on PSUs	—	—	(731)	—	—	(731)
Net loss	—	—	—	(40,536)	—	(40,536)
Other comprehensive income	—	—	—	—	587	587
November 30, 2021	332,416	$1,978,520	$82,216	$(1,959,165)	$(23,289)	$78,282

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 1 – THE COMPANY

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. The Company has no realized revenues from its planned principal business purpose. The Company’s principal asset is a 50% interest in the Donlin Gold project in Alaska, USA. The Donlin Gold project is owned and operated by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”).

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

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. The Company identified Donlin Gold as a Variable Interest Entity (VIE) as the entity is dependent on funding from its owners. All funding, ownership, voting rights, and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its equity investment in Donlin Gold.

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

Donlin Gold is a non-publicly traded equity investee owning an exploration and development project. Therefore, the Company assesses whether there has been a potential triggering event for other-than-temporary impairment by assessing the underlying assets of the equity investee for recoverability and assessing whether there has been a change in the development plan or strategy for the project. If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the investee and its fair value.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer considers the business from a geographic perspective considering the performance of our investments in the Donlin Gold project in Alaska, USA (Note 5).

NOTE 4 – NOTES RECEIVABLE

Changes in the Company’s Notes receivable are summarized as follows:

	Years ended November 30,
	2021	2020	2019
Balance – beginning of period	$96,016	$92,679	$89,459
Accretion of notes receivable	2,556	3,337	3,220
Payment received	(75,000)	—	—
Balance – end of period	$23,572	$96,016	$92,679

Notes receivable consist of:

	As of November 30,
	2021	2020
Current portion	$—	$72,611
Non-current portion	23,572	23,405
	$23,572	$96,016

Galore Creek

On July 27, 2018, the Company sold its interest in the Galore Creek project to a subsidiary of Newmont Corporation (“Newmont”) for cash proceeds of $100,000, a $75,000 note due upon the earlier of the completion of a Galore Creek pre-feasibility study or July 27, 2021, a $25,000 note due upon the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a contingent note for $75,000 due upon approval of a Galore Creek project construction plan by the owner(s). The Company received $75,000 from Newmont on July 27, 2021.

As of November 30, 2021, the carrying value of the $25,000 note was $23,572 including $2,556 of accumulated accretion. The carrying value of the note is being accreted to $25,000 over five years at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term.

A contingent note for $75,000 is due upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of November 30, 2021.

Minas San Roque

On November 3, 2021, the Company sold its 49% interest in the Minas San Roque project in Argentina to Marifil S.A., a subsidiary of International Iconic Gold Mines Ltd. (“Iconic”) for cash proceeds of C$250 upon closing, a C$750 note receivable due on November 1, 2022, and a C$1,000 note receivable due on November 1, 2023. The notes are guaranteed by Iconic. On closing, the Company determined the fair value of the notes was nil. The Company’s assessment did not change as of November 30, 2021.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 5 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold, a limited liability company in which wholly-owned subsidiaries of NOVAGOLD and Barrick each own a 50% interest. Donlin Gold has a board of four directors, with two directors selected by Barrick and two directors selected by the Company. All significant decisions related to Donlin Gold require the approval of at least a majority of the Donlin Gold board members.

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Years ended November 30,
	2021	2020	2019
Balance – beginning of period	$2,614	$1,840	$1,209
Share of losses:
Mineral property expenditures	(16,286)	(14,339)	(10,434)
Depreciation	(300)	(163)	(57)
Accretion	(39)	—	—
	(16,625)	(14,502)	(10,491)
Funding	17,587	15,276	11,122
Balance – end of period	$3,576	$2,614	$1,840

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold. Donlin Gold capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property than that of the Company.

	As of November 30,
	2021	2020
Current assets: Cash, prepaid expenses, and other receivables	$3,815	$2,654
Non-current assets: Right-of-use assets, property and equipment	1,417	1,339
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(1,584)	(1,271)
Non-current liabilities: Reclamation and lease obligations	(687)	(723)
Net assets	$35,576	$34,614

NOTE 6 – OTHER ASSETS

	As of November 30,
	2021	2020
Other current assets:
Accounts and interest receivable	$302	$577
Prepaid expenses	25	1,292
	$327	$1,869

Other long-term assets:
Marketable equity securities	$1,830	$1,402
Right-of-use assets	396	600
Office equipment	27	34
	$2,253	$2,036

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $115,723, comprised of $51,576 in principal, and $64,147 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

Changes in the Company’s Promissory Note is summarized as follows:

	Years ended November 30,
	2021	2020	2019
Balance – beginning of period	$109,801	$103,787	$96,501
Interest expense on promissory note	5,922	6,014	7,286
Balance – end of period	$115,723	$109,801	$103,787

NOTE 8 – LEASES

The Company leases office space under non-cancelable operating leases with original lease terms of five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five years. These optional periods have not been considered in the determination of ROU assets or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options. Certain of our leases include payments that vary based on the Company’s level of usage and operations. These variable payments are not included within ROU assets and lease liabilities in the Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

Lease expenses are included in General and administrative expense – Office expense on the Consolidated Statements of Loss and include the following components:

	Years ended November 30,
	2021	2020
Operating lease cost	$235	$216
Variable lease cost	122	120
Short-term lease cost	4	4
	$361	$340

Future minimum lease payments under non-cancellable operating leases as of November 30, 2021, were as follows:

2022	$239
2023	92
2024	93
2025	8
Thereafter	—
Total future minimum lease payments	432
Less: imputed interest	(24)
Total	$408

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Other information regarding leases for the year ended November 30, 2021 includes the following:

	Years ended November 30,
	2021	2020
Cash paid for operating leases	$235	$216
Variable lease cost	127	120
Short-term lease cost	5	4
	$367	$340

Right-of-use assets obtained in exchange for lease liabilities	$—
Weighted average remaining lease term (years) – operating leases	2.3
Weighted average discount rate – operating leases	5%

NOTE 9 – OTHER LIABILITIES

	As of November 30,
	2021	2020
Other current liabilities:
Remediation liabilities	$840	$182
Lease obligations	224	207
Income taxes payable	—	5
	$1,064	$394

Other long-term liabilities:
Remediation liabilities	$280	—
Lease obligations	184	$404
	$464	$404

NOTE 10 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 332,415,547 were issued and outstanding as of November 30, 2021, and 330,411,589 were issued and outstanding as of November 30, 2020.

Preferred shares

Pursuant to the Company’s Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the Directors. The Directors have the authority to determine the preferences, limitations, and relative rights of each series of preferred shares. As of November 30, 2021 and 2020, no preferred shares were issued or outstanding.

NOTE 11 – FAIR VALUE ACCOUNTING

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, and accounts payable and accrued liabilities. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,830 as of November 30, 2021 ($1,402 as of November 30, 2020), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 12 – GENERAL AND ADMINISTRATIVE

	Years ended November 30,
	2021	2020	2019
Share-based compensation (Note 13)	$8,235	$7,057	$6,176
Salaries and benefits	6,599	6,274	5,904
Office expense	2,544	2,199	2,311
Professional fees	1,849	2,139	972
Corporate communications and regulatory	976	1,059	943
Depreciation	7	7	15
	$20,210	$18,735	$16,321

NOTE 13 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives, employees and eligible consultants, a PSU plan for executives, employees, and eligible consultants and a DSU plan for non-executive directors of the Company. Options granted to purchase common shares have exercise prices not less than the fair market value of the underlying share at the date of grant. As of November 30, 2021, 29,399,000 common shares were available for future share incentive plan awards under all three plans.

The Company recognized share-based compensation expense (see Note 12 - General and administrative) as follows:

	Years ended November 30,
	2021	2020	2019
Stock options	$4,721	$4,309	$3,694
Performance share unit plan	3,278	2,547	2,320
Deferred share unit plan	236	201	162
	$8,235	$7,057	$6,176

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

A summary of stock options outstanding as of November 30, 2021, and activity during the year ended November 30, 2021 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2020	10,403	$4.59
Granted	1,254	9.91
Exercised	(3,055)	4.46
November 30, 2021	8,602	$5.43	2.17	$16,318
Vested and exercisable as of November 30, 2021	5,242	$4.24	1.56	$13,512

The following table summarizes other stock option-related information:

	Years ended November 30,
	2021	2020	2019
Weighted-average assumptions used to value stock option awards:
Expected volatility	47.2%	46.1%	46.9%
Expected term of options (years)	4	4	4
Expected dividend rate	—	—	—
Risk-free interest rate	0.3%	1.5%	2.7%
Expected forfeiture rate	3.0%	3.1%	3.1%
Weighted-average grant-date fair value	$3.63	$2.70	$1.46
Intrinsic value of options exercised	$12,543	$24,137	$20,527
Cash received from options exercised	$—	$—	$—

As of November 30, 2021, the Company had $2,496 of unrecognized compensation cost related to 3,360,000 non-vested stock options expected to be expensed and vest over a period of approximately two years.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

A summary of PSU awards outstanding and activity during the year ended November 30, 2021 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2020	1,684	$4.59
Granted	331	10.07
Vested	(648)	3.85
Performance adjustment	216	3.85
November 30, 2021	1,583	$5.94	$6,815

As of November 30, 2021, the Company had 1,583,100 non-vested PSU awards outstanding of which 800,500 were fully expensed and vested on December 1, 2021 with a multiplier of 93%. The remaining 782,600 non-vested PSU awards with $3,338 of unrecognized compensation cost will be expensed over a period of approximately two years.

The following table summarizes other PSU-related information:

	Years ended November 30,
	2021	2020	2019
Performance multiplier on PSUs vested	150%	150%	82%
Common shares issued (thousands)	574	410	438
Total fair value of common shares issued	$5,723	$2,855	$1,607
Withholding tax paid on PSUs vested	$731	$1,652	$1,197

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the Directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the Directors to receive one common share when they retire from the Company. The Company granted 25,957, 21,602 and 35,851 DSUs to Directors with a weighted-average grant day fair value of $8.86, $9.07, and $4.40 per DSU during 2021, 2020 and 2019, respectively. The Company issued nil, nil, and 31,721 common shares under the DSU plan in 2021, 2020 and 2019, respectively. As of November 30, 2021, there were 306,321 DSUs outstanding.

NOTE 14– OTHER INCOME (EXPENSE), NET

	Years ended November 30,
	2020	2020	2019
Interest income	$458	$1,744	$4,190
Change in fair market value of marketable securities	418	431	93
Foreign exchange (loss) gain	(336)	(606)	20
Remediation expense	(938)	—	—
Other income	200	—	92
	$(198)	$1,569	$4,395

NOTE 15 – INCOME TAXES

The Company’s statutory tax rate is 27% and is expected to remain at this amount until 2024.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

The Company’s Income tax (recovery) expense consisted of:

	Years ended November 30,
	2021	2020	2019
Current:
Canada	$110	$—	$—
Foreign	27	(30)	607
	$137	(30)	607
Deferred:
Canada	—	—	—
Foreign	—	(751)	671
	—	(751)	671
Income tax expense (recovery)	$137	$(781)	$1,278

The Company’s Loss before income tax and other items consisted of:

	Years ended November 30,
	2021	2020	2019
Canada	$(17,723)	$(16,447)	$(12,584)
Foreign	(22,676)	(17,898)	(13,899)
	$(40,399)	$(34,345)	$(26,483)

The Company’s Income tax expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

	Years ended November 30,
	2021	2020	2019
Loss before income taxes and other items	$(40,399)	$(34,345)	$(26,483)
Combined federal and provincial statutory tax rate	27%	27%	27%
Income tax recovery based on statutory income tax rates	(10,908)	(9,273)	(7,150)
Reconciling items:
Non-deductible expenditures	2,483	1,911	2,136
Foreign accrual property income	771	652	180
Effect of consolidated return for U.S. subsidiaries	—	(751)	—
Effect of different statutory tax rates on earnings or losses of subsidiaries	(323)	(2)	(658)
Change in valuation allowance on deferred tax assets	8,115	6,638	6,773
Other	(1)	44	(3)
Income tax (recovery) expense	$137	$(781)	$1,278
Effective tax rate	(0.3)%	2.3%	(4.8)%

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	As of November 30,
	2021	2020
Deferred tax income assets:
Net operating loss carry forwards	$184,833	$183,422
Capital loss carry forwards	50,969	49,307
Mineral properties	663	654
Intangible assets	491	484
Property and equipment	207	203
Investment in affiliates	38,931	35,933
Unpaid interest expense	2,105	2,105
Unrealized loss on investments	265	316
Asset retirement obligation	318	52
Other	980	633
	279,762	273,109
Valuation allowances	(278,790)	(271,016)
	972	2,093
Deferred income tax liabilities:
Notes receivable	(701)	(1,975)
Capitalized assets and other	(271)	(118)
	(972)	(2,093)
Net deferred income tax assets (liabilities)	$—	$—

Net operating losses available to offset future taxable income are as follows:

Year of Expiry	U.S.	Canada
2024	$1,032	$—
2025	1,246	—
2026	13,382	19,426
2027	18,493	1,886
2028	85	—
2029	11,223	12,226
2030	10,916	16,269
2031	16,580	16,191
2032	309,772	19,759
2033	14,529	14,911
2034	15,607	10,728
2035	16,383	9,797
2036	14,764	9,641
2037	14,111	6,410
2038	—	6,115
2039	—	2,576
2040	—	3,545
2041	—	6,523
Indefinite	43,777	—
	$501,900	$156,003

U.S. net operating losses arising in tax years ending after December 31, 2017 can be carried over to each taxable year following the tax year of loss (indefinitely). The Company has capital loss carry-forwards of approximately $377,550 ( November 30, 2020: $364,799) for Canadian tax purposes. These tax losses are carried forward indefinitely.

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period and are further dependent upon the Company attaining profitable operations. Ownership changes occurred on January 22, 2009 and on December 31, 2012 and the U.S. tax losses related to NOVAGOLD Resources Alaska Inc. and its investment in Donlin Gold for the prior three-year periods prior to the change in control may be subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited or they may expire un-utilized. Losses incurred to date may be further limited if a subsequent change in control occurs.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated included the cumulative loss incurred as of November 30, 2021. Such objective evidence limits the ability to consider other subjective evidence such as management’s projections for future growth. On the basis of this evaluation, as of November 30, 2021, a valuation allowance of $278,790 ( November 30, 2020: $271,016), has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as management’s projections for growth.

Uncertain tax position

There were no uncertain tax positions as of November 30, 2021, 2020 and 2019. The Company recognizes any interest and penalties related to uncertain tax positions, if any, as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. As of November 30, 2021, 2020 and 2019, there were no accrued interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. With few exceptions, the tax years that remain subject to examination as of November 30, 2021, are 2017 to 2021 in Canada and 2018 to 2021 in the United States.

NOTE 16 – RELATED PARTY TRANSACTIONS

As of November 30, 2021, the Company has accounts receivable from Donlin Gold of nil ( November 30, 2020: $6) included in Other current assets.

NOTE 17 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Years ended November 30,
	2021	2020	2019
Changes in operating assets and liabilities:
Other assets	$1,605	$(65)	$646
Accounts payable and accrued liabilities	(240)	(137)	84
Accrued payroll and related benefits	419	67	(402)
	$1,784	$(135)	$328

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended November 30,
	2021	2020	2019
Interest received	$1,024	$2,265	$3,094
Income taxes paid	$142	$376	$692

NOVAGOLD RESOURCES INC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting that occurred during the year ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2021.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

NOVAGOLD RESOURCES INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” “Information Concerning The Board Of Directors And Executive Officers” and “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters.” is incorporated by reference in this section. Finally, the information in our 2022 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

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

The information appearing in our 2022 Proxy Statement under the headings. “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion & Analysis”, “Tabular Disclosure of Executive Compensation”, “Non-Executive Director Compensation” and “Compensation Committee Report” is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing in our 2022 Proxy Statement under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

The following table provides information as of November 30, 2021, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock Award Plan	8,601,303	(1)	C$7.03/$5.42	(2)	17,991,941	(3)
PSU	1,583,100	(4)	n/a		8,389,366	(5)
DSU	306,321	(6)	n/a		3,017,834	(7)
Equity compensation plans not approved by security holders	—		—		—
Total	10,490,724				29,399,141

NOVAGOLD RESOURCES INC.

(1)	The options issued and outstanding represent approximately 2.59% of the Company’s Common Shares issued and outstanding as of November 30, 2021.

(2)	Of the 8,601,303 options issued and outstanding, 1,166,898 have a weighted average exercise price of C$7.03 and 7,434,405 have a weighted average exercise price of $5.42.

(3)

The number of options available for future issuance is a number equal to eight percent of the issued and outstanding Common Shares from time to time, less the number of outstanding options. The 17,991,941 options available for future issuance represent 5.41% of the Company’s issued and outstanding Common Shares as of November 30, 2021.

(4)

Assumes vesting at 100% of PSU grant amount. PSUs can vest anywhere from 0% to 150% of the PSU grant amount depending upon performance against established quantitative performance criteria. The PSUs issued and outstanding represent approximately 0.48% of the Company’s Common Shares issued and outstanding as of November 30, 2021.

(5)

The number of PSUs available for future issuance is a number equal to three percent of the issued and outstanding Common Shares from time to time, less the number of outstanding PSUs. The 8,389,366 PSUs available for future issuance represent 2.52% of the Company’s issued and outstanding Common Shares as of November 30, 2021.

(6)	The DSUs issued and outstanding represent approximately 0.09% of the Company’s Common Shares issued and outstanding as of November 30, 2021.

(7)

The number of DSUs available for future issuance is a number equal to one percent of the issued and outstanding Common Shares from time to time, less the number of outstanding DSUs. The 3,017,834 DSUs available for future issuance represent 0.91% of the Company’s issued and outstanding Common Shares as of November 30, 2021.

NOVAGOLD RESOURCES INC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2022 Proxy Statement under the heading “Interest Of Informed Persons In Material Transactions”, “Board of Directors” under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2022 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as of November 30, 2021 and 2020 and for the years ended November 30, 2021, 2020 and 2019.

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

NOVAGOLD RESOURCES INC.

3.4

Amended and Restated Articles of NOVAGOLD RESOURCES INC. dated May 12,2021 (incorporated by reference to Appendix A to Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on March 25, 2021)

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

21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Kirk Hanson

NOVAGOLD RESOURCES INC.

23.3	Consent of Henry Kim
23.4	Consent of Mike Woloschuk
23.5	Consent of Wood Canada Limited
23.6	Consent of Paul Chilson
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	S-K 1300 Technical Report Summary on the Donlin Gold Project, Alaska, USA
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

Date: January 26, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 26, 2022

/s/ David A. Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 26, 2022

/s/ Thomas S. Kaplan	Board Chair	January 26, 2022

/s/ Elaine Dorward-King	Director	January 26, 2022

/s/ Sharon Dowdall	Director	January 26, 2022

/s/ Diane Garrett	Director	January 26, 2022

/s/ Igor Levental	Director	January 26, 2022

/s/ Kalidas Madhavpeddi	Director	January 26, 2022

/s/ Clynton R. Nauman	Director	January 26, 2022

/s/ Ethan Schutt	Director	January 26, 2022

/s/ Anthony P. Walsh	Director	January 26, 2022

Item 15. (a)(2) Schedule A

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Donlin Gold LLC

We have audited the accompanying financial statements of Donlin Gold LLC, which comprise the balance sheets as of November 30, 2021 and November 30, 2020, and the related statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended November 30, 2021.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on our judgement, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donlin Gold LLC as of November 30, 2021 and November 30, 2020, and the results of its operations and cash flows for each of the three years in the period ended November 30, 2021 then ended in accordance with accounting principles generally accepted in the Unites States of America.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

January 14, 2022

DONLIN GOLD LLC

BALANCE SHEETS

(U.S. dollars in thousands)

	At November 30,
	2021	2020

ASSETS
Cash and cash equivalents	$6,754	$4,672
Inventory	302	46
Accounts receivable	142	25
Prepaid expenses	432	564
Current assets	7,630	5,307
Right of use assets (note 3)	202	351
Plant and equipment (note 4)	2,631	2,330
Mineral property (note 5)	65,230	65,230
Total assets	$75,693	$73,218

LIABILITIES
Accounts payable and accrued liabilities	$2,815	$2,193
Lease obligations (note 3)	161	165
Due to related parties (note 6)	191	183
Current liabilities	3,167	2,541
Lease obligations (note 3)	64	216
Reclamation and remediation (note 7)	1,310	1,230
Total liabilities	4,541	3,987

Commitments and contingencies (notes 3 and 8)

EQUITY
Partners’ contributions	480,730	445,556
Accumulated deficit	(409,578)	(376,325)
Total equity	71,152	69,231
Total liabilities and equity	$75,693	$73,218

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years ended November 30,
	2021	2020	2019

Operating expenses:
Drilling, studies and engineering	$18,791	$17,641	$9,410
General and administrative	4,391	4,193	4,127
Permitting and environmental	4,120	2,106	2,128
Mineral property leases	3,191	2,885	3,249
Community relations	2,080	1,853	1,954
Depreciation	600	325	114
Accretion	80	-	-
Loss from operations	33,253	29,003	20,982

Net loss and comprehensive loss	$(33,253)	$(29,003)	$(20,982)

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2021	2020	2019

Operating activities:
Net loss	$(33,253)	$(29,003)	$(20,982)
Adjustments:
Depreciation	600	325	114
Other adjustments	73	-	-
Changes in operating assets and liabilities:
Prepaid expenses	132	(408)	(22)
Inventory	(256)	4	(50)
Accounts receivable	(117)	(25)	-
Accounts payable and accrued liabilities	591	(1,169)	2,037
Net cash used in operating activities	(32,230)	(30,276)	(18,903)

Investing activities:
Capital expenditures - plant and equipment	(862)	(1,629)	(927)
Net cash used in investing activities	(862)	(1,629)	(927)

Financing activities:
Partners’ contributions	35,174	30,554	22,244
Net cash provided from financing activities	35,174	30,554	22,244

Increase/(Decrease) in cash during the year	2,082	(1,351)	2,414
Cash at beginning of year	4,672	6,023	3,609
Cash at end of year	$6,754	$4,672	$6,023

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF EQUITY

(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity

December 1, 2018	$196,379	$196,379	$(326,340)	$66,418

Partners’ cash contribution	11,122	11,122	—	22,244
Net loss	—	—	(20,982)	(20,982)
November 30, 2019	$207,501	$207,501	$(347,322)	$67,680

Partners’ cash contribution	15,277	15,277	—	30,554
Net loss	—	—	(29,003)	(29,003)
November 30, 2020	$222,778	$222,778	$(376,325)	$69,231

Partners’ cash contribution	17,587	17,587	—	35,174
Net loss	—	—	(33,253)	(33,253)
November 30, 2021	$240,365	$240,365	$(409,578)	$71,152

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 – NATURE OF OPERATIONS AND ECONOMIC DEPENDANCE

On December 1, 2007, Barrick Gold U.S. Inc. (“Barrick”) and NOVAGOLD Resources Alaska, Inc. (“NOVAGOLD”), formed Donlin Gold LLC, a Delaware limited liability corporation, (the “Company”) to advance the Donlin Gold Project in Alaska. Each of Barrick and NOVAGOLD own a 50% interest in the Company. Donlin Gold LLC has a board of four directors, with two nominees selected by each company.  All significant decisions related to Donlin Gold LLC require the approval of both companies. The Company currently depends on Barrick and NOVAGOLD for all of its funding and has received commitments from its shareholders that they will fund the Company for the next twelve months.  These financial statements have been prepared pursuant to Rule 3-09 of SEC Regulation S-X for inclusion in NOVAGOLD Resources Inc.’s 10-K, as the Company is an equity investee of NOVAGOLD Resources Alaska, Inc, a wholly owned subsidiary of NOVAGOLD Resources Inc.

The Company’s Board of Directors approved the Project's Updated Feasibility Study in July 2012. The Company subsequently initiated the permitting process.  The U.S. Army Corps of Engineers (the “Corps”) issued the final Environmental Impact Study (EIS) on April 27, 2018.  On August 13, 2018, the Corps and the Bureau of Land Management (BLM) issued a joint Federal Record of Decision (ROD) for the Donlin Gold Project along with their respective federal permit authorizations.  Several major State of Alaska permits have also been issued, including the approval of the Donlin Gold Reclamation and Closure Plan, final Waste Management Permit, Water Discharge permit, Title 16 Fish Habitat permits for the mine area and right of way agreements with the State and BLM.  At the close of 2021, the water rights authorizations have been issued and are under administrative appeal to the Commissioner of Alaska Department of Natural Resources; the state pipeline right-of-way reconsideration was completed and the right-of-way authorization re-issued and is under appeal to the State superior court; the ADEC 401 Certification of the 404 permit is also under appeal in the State superior court.

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

Leases

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

Mineral properties

All direct costs related to the acquisition of mineral property interests are capitalized. Mineral property exploration expenditures are expensed when incurred. When it has been established that a mineral deposit is commercially mineable, an economic analysis has been completed and permits are obtained, the costs subsequently incurred to develop a mine on the property prior to the start of mining operations are capitalized. Capitalized costs will be amortized following commencement of commercial production using the unit of production method over the estimated life of proven and probable reserves.

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

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are considered to be cash equivalents.  The fair value of the Company’s financial assets, which includes cash, approximates their carrying values at November 30, 2021 due to their short-term nature.

Trade payables

The fair value of the Company’s financial liabilities, such as accounts payable and accrued liabilities approximates their carrying values at November 30, 2021 due to their short-term nature.

Due to related parties

The amounts due to Barrick and NOVAGOLD are non-interest bearing, unsecured and without specified terms of repayment.

Recently adopted accounting pronouncements

Fair Value Disclosure Requirements

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. The Company adopted this guidance on December 1, 2020. Adoption of this guidance did not impact the Company’s note disclosures.

NOTE 3 – LEASES

The Company leases office space under a non-cancelable operating lease with an original lease term of 3.25 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The lease also includes a renewal option at the election of the Company to renew or extend the lease for an additional four years. The optional periods have not been considered in the determination of ROU assets or lease liabilities associated with the lease as management did not consider it reasonably certain it would exercise the option. The Company also leases land, however, since the non-cancelable lease terms do not exceed 12 months, these are quantified below as short-term leases and are not recorded in the Balance Sheets.

The Company performed evaluations of its contracts and determined its identified leases are operating leases and short-term leases.  No variable leases with non-cancelable terms greater than one month were identified.

Operating lease expenses are included on the Statement of Loss in General and administrative expense and Mineral property leases and include the following components for the year ended November 30, 2021:

Operating lease cost	$156
Variable lease cost	—
Short-term lease cost	756
$912

Future minimum lease payments under non-cancellable operating leases as of November 30, 2021, were as follows:

2022	173
2023	58
Total future minimum lease payments	231
Less: imputed interest	(21)
Total	$210

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

Other information regarding leases for the year ended November 30, 2021 includes the following:

Cash paid for operating leases	$168
Right-of-use assets obtained in exchange for lease liabilities	$—
Weighted average remaining lease term (years) – operating leases	1.3
Weighted average discount rate – operating leases	3.94%

NOTE 4 – PLANT AND EQUIPMENT

	At November 30,
	2021	2020
Plant and equipment	$6,018	$5,120
Accumulated depreciation	(3,387)	(2,790)
	$2,631	$2,330

NOTE 5 – MINERAL PROPERTY

	At November 30,
	2021	2020
Acquisition cost	$64,000	$64,000
Asset retirement cost	1,230	1,230
	$65,230	$65,230

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received management and administrative services from Barrick for $774 in 2021, $1,171 in 2020, and $1,210 in 2019. The Barrick amounts are included in General and Administrative expense.

The Company has accounts payable to Barrick at November 30, 2021 of $191 (2020: $171) for reimbursement of management and administrative services.

NOTE 7 – RECLAMATION AND REMEDIATION

Significant reclamation and closure activities include rehabilitation and decommissioning of the camp and drill sites. Although the ultimate amount or timing of reclamation costs cannot be predicted with certainty, the estimated discounted cash flows required to settle the Company’s obligations for work undertaken at the site to date is $1,310.  During the year, the discounted reclamation cost estimate was accreted resulting in a change in the estimated discounted cash flows of $80.  The estimated cash flows are assumed to commence in five years from the balance sheet date.

NOTE 8 – MINERAL PROPERTY LEASES

The Company leases certain assets, such as mineral property leases, that are an exception to applying lease accounting under ASC 842.  These mineral property leases coincide with the currently projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Future minimum annual mineral property lease payments are $2,426 in 2022, $2,426 in 2023, $2,426 in 2024, $3,426 in 2025, and $3,426 in 2026 totaling $14,130.