Form 10-Q
period 2022-02-28
NOVAGOLD RESOURCES INC
filed 2022-04-05
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2022

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

As of March 29, 2022, the Company had 333,192,571 common shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and mineral resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold project, permitting and the timing thereof, market prices for precious metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

●	our ability to achieve production at the Donlin Gold project;

●	estimated capital costs, operating costs, production and economic returns;

●	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our mineral resource and mineral reserve estimates;

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

●	assumptions that all necessary permits and governmental approvals will be obtained and retained, and the timing of such approvals;

●	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	our expectations regarding demand for equipment, skilled labor and services needed for the Donlin Gold project; and

●	our activities will not be adversely disrupted or impeded by development, operating or regulatory risks

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;

●	our history of losses and expectation of future losses;

●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;

●	uncertainty of estimates of capital costs, operating costs, production and economic returns;

●	commodity price fluctuations;

●	risks related to market events and general economic conditions;

●	risks related to the coronavirus global health pandemic (COVID-19);

●	risks related to the third parties on which we depend for Donlin Gold project activities;

●	dependence on cooperation of joint venture partners in exploration and development of the Donlin Gold project;

●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society;

●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	uncertainties relating to the assumptions underlying our mineral resource and mineral reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;

●	uncertainty related to title to the Donlin Gold project;

●

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production;

●	competition in the mining industry;

●	risks related to governmental regulation and permits, including environmental regulation;

●	risks related to our largest shareholder;

●	risks related to conflicts of interests of some of the directors and officers of the Company;

●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

●	credit, liquidity, interest rate and currency risks;

●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of the Donlin Gold project, and related cost increases;

●	our need to attract and retain qualified management, administrative, and technical personnel;

●	uncertainty as to the outcome of potential litigation;

●	risks related to information technology systems;

●	risks related to the Company’s status as a “passive foreign investment company” in the United States; and

●	risks related to the effects of global climate change on the Donlin Gold project.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in our Annual Report on Form 10-K for the year ended November 30, 2021 and this Quarterly Report on Form 10-Q under the heading “Risk Factors” and elsewhere.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	As of February 28, 2022	As of November 30, 2021
ASSETS
Cash and cash equivalents	$77,133	$91,124
Term deposits	78,000	78,000
Other assets (Note 6)	1,310	327
Current assets	156,443	169,451
Notes receivable (Note 4)	23,782	23,572
Investment in Donlin Gold (Note 5)	5,472	3,576
Other assets (Note 6)	2,714	2,253
Total assets	$188,411	$198,852

Accounts payable and accrued liabilities	$536	$682
Accrued payroll and related benefits	731	2,637
Other liabilities (Note 8)	1,031	1,064
Current liabilities	2,298	4,383
Promissory note (Note 7)	117,235	115,723
Other liabilities (Note 8)	444	464
Total liabilities	119,977	120,570

Commitments and contingencies (Notes 7 and 8)

EQUITY
Common shares	1,980,801	1,978,520
Contributed surplus	79,904	82,216
Accumulated deficit	(1,969,160)	(1,959,165)
Accumulated other comprehensive loss	(23,111)	(23,289)
Total equity	68,434	78,282
Total liabilities and equity	$188,411	$198,852

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on April 5, 2022. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang	/s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended February 28,
	2022	2021
Operating expenses:
General and administrative (Note 10)	$5,177	$5,329
Equity loss – Donlin Gold (Note 5)	4,040	1,968
	9,217	7,297

Loss from operations	(9,217)	(7,297)
Interest expense on promissory note	(1,512)	(1,434)
Accretion of notes receivable	210	854
Other income (expense), net (Note 11)	524	(79)
Loss before income taxes and other items	(9,995)	(7,956)
Income tax expense	—	—
Net loss	(9,995)	(7,956)

Other comprehensive income (loss):
Foreign currency translation adjustments	178	778

Comprehensive loss	$(9,817)	$(7,178)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic and diluted (thousands)	332,940	331,295

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended February 28,
	2022	2021
Operating activities:
Net loss	$(9,995)	$(7,956)
Adjustments:
Share-based compensation	2,091	2,042
Equity loss – Donlin Gold	4,040	1,968
Interest expense on promissory note	1,512	1,434
Foreign exchange loss	112	483
Accretion of notes receivable	(210)	(854)
Change in fair value of marketable securities	(500)	(226)
Other operating adjustments	—	2
Net change in operating assets and liabilities (Note 13)	(3,053)	(1,179)
Net cash used in operating activities	(6,003)	(4,286)

Investing activities:
Proceeds from term deposits	—	35,000
Purchases of term deposits	—	(25,000)
Funding of Donlin Gold	(5,936)	(2,946)
Net cash provided by (used in) investing activities	(5,936)	7,054

Financing activities:
Withholding tax on share-based compensation	(2,122)	(731)
Net cash used in financing activities	(2,122)	(731)

Effect of exchange rate changes on cash and cash equivalents	70	250
Net change in cash and cash equivalents	(13,991)	2,287
Cash and cash equivalents at beginning of period	91,124	60,906
Cash and cash equivalents at end of period	77,133	$63,193

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2020	330,412	$1,972,029	$81,203	$(1,918,629)	$(23,876)	$110,727
Share-based compensation	—	—	2,042	—	—	2,042
Performance share units (PSUs) settled in shares	574	1,460	(1,460)	—	—	—
Stock options exercised	345	777	(777)	—	—	—
Withholding tax on PSUs	—	—	(731)	—	—	(731)
Net loss	—	—	—	(7,956)	—	(7,956)
Other comprehensive income	—	—	—	—	778	778
February 28, 2021	331,331	$1,974,266	$80,277	$(1,926,585)	$(23,098)	$104,860

November 30, 2021	332,416	$1,978,520	$82,216	$(1,959,165)	$(23,289)	$78,282
Share-based compensation	—	—	2,091	—	—	2,091
PSUs settled in shares	430	1,731	(1,731)	—	—	—
Stock options exercised	144	550	(550)	—	—	—
Withholding tax on PSUs	—	—	(2,122)	—	—	(2,122)
Net loss	—	—	—	(9,995)	—	(9,995)
Other comprehensive income	—	—	—	—	178	178
February 28, 2022	332,990	$1,980,801	$79,904	$(1,969,160)	$(23,111)	$68,434

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

The Condensed Consolidated Interim Financial Statements (“interim statements”) of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2021. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

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

As of February 28, 2022, the carrying value of the $25,000 note receivable was $23,782 including $2,834 of accumulated accretion. The carrying value of the note receivable is being accreted to $25,000 over five years at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term.

A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of February 28, 2022.

NOTE 5 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold, a limited liability company in which wholly-owned subsidiaries of NOVAGOLD and Barrick each own a 50% interest. Donlin Gold has a board of four representatives, with two representatives selected by Barrick and two representatives selected by the Company. All significant decisions related to the Donlin Gold project requires the approval of at least a majority of the Donlin Gold board.

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended February 28,
	2022	2021
Balance – beginning of period	$3,576	$2,614
Share of losses
Mineral property expenditures	(3,944)	(1,901)
Depreciation	(85)	(67)
Accretion	(11)	—
	(4,040)	(1,968)
Funding	5,936	2,946
Balance – end of period	$5,472	$3,592

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

	As of February 28, 2022	As of November 30, 2021
Current assets: Cash, prepaid expenses, and other receivables	$6,795	$3,815
Non-current assets: Right-of-use assets, property and equipment	1,355	1,417
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(2,608)	(1,584)
Non-current liabilities: Reclamation and lease obligations	(685)	(687)
Net assets	$37,472	$35,576

NOTE 6 – OTHER ASSETS

	As of February 28, 2022	As of November 30, 2021
Other current assets:
Accounts and interest receivable	$351	$302
Prepaid expenses	959	25
	$1,310	$327
Other long-term assets:
Marketable equity securities	$2,345	$1,830
Right-of-use assets	344	396
Office equipment	25	27
	$2,714	$2,253

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $117,235, comprised of $51,576 in principal, and $65,659 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOTE 8 – OTHER LIABILITIES

	As of February 28, 2022	As of November 30, 2021
Other current liabilities:
Remediation liabilities	$840	$840
Lease obligations	191	224
	$1,031	$1,064
Other long-term liabilities:
Remediation liabilities	$280	$280
Lease obligations	164	184
	$444	$464

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, and accounts payable and accrued liabilities. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $2,345 at February 28, 2022 ($1,830 at November 30, 2021), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended February 28,
	2022	2021
Share-based compensation (Note 12)	$2,091	$2,042
Salaries and benefits	1,768	1,768
Office expense	729	589
Corporate communications and regulatory	253	309
Professional fees	334	619
Depreciation	2	2
	$5,177	$5,329

NOTE 11 – OTHER INCOME (EXPENSE), NET

	Three months ended February 28,
	2022	2021
Interest income	136	$178
Foreign exchange loss	(112)	(483)
Change in fair market value of marketable securities	500	226
	$524	$(79)

NOTE 12 – SHARE-BASED COMPENSATION

	Three months ended February 28,
	2022	2021
Stock options	$1,193	$1,193
Performance share unit plan	836	796
Deferred share unit plan	62	53
	$2,091	$2,042

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Stock options

A summary of stock options outstanding and activity during the three months ended February 28, 2022 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2021	8,602	$5.43
Granted	1,887	6.76
Exercised	(365)	4.21
Cancelled	(2)	7.59
February 28, 2022	10,122	$5.73	2.51	$17,002

Vested and exercisable as of February 28, 2022	6,718	$4.75	1.69	$16,471

The following table summarizes other stock option-related information:

	Three months ended February 28,
	2022	2021
Weighted-average assumptions used to value stock option awards:
Expected volatility	46.4%	47.3%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	1.04%	0.3%
Expected forfeiture rate	2.9%	3.0%
Weighted-average grant-date fair value	$3.21	$3.66
Intrinsic value of options exercised	$1,001	$3,505
Cash received from options exercised	$—	$—

As of February 28, 2022, the Company had $6,048 of unrecognized compensation cost related to 3,404,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.75 years.

Performance share units

A summary of PSU awards outstanding and activity during the three months ended February 28, 2022 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2021	1,583	$5.94
Granted	517	6.75
Vested	(745)	3.69
Performance adjustment	(56)	3.69
Cancelled	(1)	7.78
February 28, 2022	1,298	$7.65	$3,089

As of February 28, 2022, the Company had $6,077 of unrecognized compensation cost related to 1,298,300 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.75 years.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other PSU-related information:

	Three months ended February 28,
	2022	2021
Performance multiplier on PSUs vested	93%	150%
Common shares issued (thousands)	430	574
Total fair value of common shares issued	$2,903	$5,723
Withholding tax paid on PSUs vested	$2,122	$731

NOTE 13 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended February 28,
	2022	2021
Changes in operating assets and liabilities:
Other assets	$(994)	$768
Accounts payable and accrued liabilities	(151)	(355)
Accrued payroll and related benefits	(1,908)	(1,592)
	$(3,053)	$(1,179)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month periods ended February 28, 2022 and 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2021, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars, in thousands, except for per share amounts.

Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold LLC (“Donlin Gold”), a limited liability company owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick.

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

First quarter highlights

COVID-19 response

The Company has implemented policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, have been asked to work remotely, avoid all non-essential business travel, adhere to good hygiene practices, and engage in physical distancing. Continuation of the COVID-19 pandemic in 2022 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, studies, and assay results, and other factors that will depend on future developments that may be beyond our control.

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

Community engagement

To date, Donlin Gold LLC has signed eight Shared Values Statements with villages in the Y-K region (Akiak, Sleetmute, Napaimute, Crooked Creek, Napaskiak, Nikolai, Tuluksak, and Upper Kalskag) that formalize current engagement with key local communities. These agreements with Donlin Gold expand upon the long-term relationships already established with these communities and address specific community needs such as water, sewer, and landfill projects; the ice road that connects remote villages in the Yukon-Kuskokwim (Y-K) region; salmon studies; and suicide prevention programs.

As a neighbor to others in the Y-K region and as a team largely made up of people from the area, Donlin Gold strives to aid communities with support and resources, particularly when health and safety are of concern. Donlin Gold is committed to support the needs of its community partners. During the first quarter 2022, Donlin Gold sponsored the Yukon-Kuskokwim Health Corporation Behavioral Health Calricaraq Program, a four-day event with traditional healing and wellness activities; for the tenth year in a row, Donlin Gold worked with the local school districts in the region as part of the national Dictionary Project in an effort to provide a personal dictionary to all third graders with a total of 5,000 dictionaries distributed to date; with support from TKC, provided smoke detectors for stakeholders in the Y-K region; and sponsored the Iron Dog Day, a new community partnership with Alaska Safe Riders, focused on winter safety with youth and families.

In partnership with TKC, the Village of Crooked Creek, and Napaimute Tribe, Donlin Gold was again the lead sponsor of a project to construct and maintain the upper portions of an ice road on the Kuskokwim River. Donlin Gold also provided technical data to assist the roadbuilder, including aerial photographs and ice measurements along the river. The road greatly improved safety and access to nearby communities for residents in remote locations. At its completion in February 2022, the Kuskokwim ice road was approximately 270 miles long connecting 17 communities.

Permitting

The State’s Clean Water Act (CWA) Section 401 certification (the “401 Certification”) of the Federal CWA Section 404 permit was formally appealed to the Commissioner of the Alaska Department of Environmental Conservation (ADEC) in June 2020, and the ADEC Commissioner referred the appeal to an Administrative Law Judge for review. The appeal focused on three narrow issues related to compliance with the State’s water quality standards near the mine site. On April 12, 2021, the Administrative Law Judge issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021 in Alaska’s Superior Court by Earthjustice on behalf of Orutsrarmiut Native Corporation (ONC). On December 29, 2021, the Court issued an order remanding the 401 Certification to ADEC for consideration of additional technical information provided by Donlin Gold. The appeal was stayed pending the results of the remand. The existing 401 Certification remains in effect during the remand period. Based on the remand schedule established by the Court order, ADEC’s decision is expected in the second quarter of 2022.

In April 2020, the Alaska Department of Natural Resources’ (ADNR) Division of Oil and Gas agreed to reconsider its decision on the State Right-of-Way (ROW) agreement and lease authorization for the buried natural gas pipeline. Under the reconsideration, on September 10, 2020, the ADNR issued for additional public comment a revised Consideration of Comments document. This document describes how the ADNR considered public input that was solicited in the ROW review, including how cumulative effects are addressed in the decision. The comment period on the document ended on November 9, 2020. On July 19, 2021, the ADNR Commissioner completed the reconsideration and upheld the ROW agreement and lease authorization. On August 9, 2021, two parties requested that the Commissioner conduct a further reconsideration. The first party was Earthjustice representing ONC, Cook Inletkeeper, and three villages. The second party was an individual who operates an outdoor guiding business around the pipeline route. The Commissioner rejected both further reconsideration requests on August 19, 2021. On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three villages, filed an appeal of the State ROW in Alaska Superior Court. An appeal was also filed by the second party in September 2021. The two appeals have been consolidated into a single case that is pending before the Alaska Superior Court based in Anchorage, Alaska. Legal briefings are being prepared by the parties and we anticipate a decision on the appeal in the second half of 2022 or the first half of 2023.

In November 2020, the ADNR published an initial public notice for comment on Donlin Gold’s 12 applications for water rights for the mine site and transportation facilities, which closed on December 15, 2020. Water rights are for local surface water sources and groundwater to be used for process water, dust control, fire protection, and potable water. In March 2021, the ADNR held a second two-week public notice period, which closed on March 26, 2021. All the final Water Rights were issued on June 29, 2021 by ADNR’s Division of Mining Land and Water. In July, they were administratively appealed to the ADNR Commissioner by Earthjustice, ONC, and five villages. We expect a decision on the appeal by the Commissioner in the second quarter of 2022.

Donlin Gold, working with its Native Corporation partners, continues to support the State of Alaska to advance other permits and certificates needed for the project. Donlin Gold continues to work with Calista, TKC, ADNR, and the U.S. Bureau of Land Management on re-locating easements and public ROWs in the project area. The field work related to the issuance of the Alaska Dam Safety certificates is planned to recommence during second half of 2022 or the first half of 2023. The work was temporarily paused to concentrate on the 2020 and 2021 geological drill programs.

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

Donlin Gold project

Drilling is underway for 2022 and is designed for approximately 34,000 meters of tight spaced grid drilling in structural domains and in-pit and below-pit drilling in undrilled areas of the open pit. The newly obtained data from the 2021 drill program will be incorporated into the geologic and resource model followed by updated mining schedules and life of mine business plans prior to shifting to an updated feasibility study, subject to a formal decision by the Donlin Gold LLC board.

Ultimately, the 2021 and 2022 information should assist in determining the next steps to update the Donlin Gold feasibility study and initiate the engineering work necessary to advance the project design before reaching a construction decision. The owners will advance the Donlin Gold project in a financially disciplined manner with a strong focus on engineering excellence, environmental stewardship, a strong safety culture and continued community engagement.

Our share of funding for the Donlin Gold project in the first quarter of 2022 was $5,936. In 2022, we continue to expect our share of Donlin Gold LLC funding to be $30,000, including $21,000 for follow-up drilling, camp improvements and studies, and $9,000 for permitting, community engagement and administration.

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

Consolidated Financial Results

	Three months ended February 28,
	2022	2021	Change
Net loss	$(9,995)	$(7,956)	$(2,039)
Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.01)

Net loss increased by $2,039 from 2021 to 2022, primarily due to the earlier commencement of the Donlin Gold drilling program in 2022, and reduced accretion income due to the maturity of the $75,000 Newmont note in July 2021, partially offset by lower legal expenses, an increase in the value of marketable securities, and favorable foreign exchange movements.

Liquidity and Capital Resources

Liquidity overview

At present, we believe we have sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs until a decision to commence engineering and construction is reached by the Donlin Gold board for the Donlin Gold project, at which point substantial additional capital will be required. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see our Annual Report on Form 10-K for the year ended November 30, 2021, as filed with the SEC and the Canadian Securities Regulators on January 26, 2022, section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our anticipated expenditures in fiscal year 2022 are approximately $46,000, including $30,000 to fund the Donlin Gold project, $13,000 for corporate general and administrative costs, $2,000 for withholding taxes on share-based compensation and $1,000 for working capital and other items.

Our financial position includes the following as of February 28, 2022:

●	Cash and cash equivalents of $77,133.

●	Term deposits of $78,000 denominated in U.S. dollars and held at Canadian chartered banks with high investment-grade ratings and maturities of one year or less.

●

Notes receivable of $25,000 due on the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a note for $75,000 fully contingent upon approval of a Galore Creek project construction plan by the owner(s).

●

Promissory note payable to Barrick of $117,235, including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

In the first quarter of 2022 cash and cash equivalents decreased by $13,991, primarily to fund our share of Donlin Gold, for corporate administrative expenses, and for withholding taxes on share-based payments. The increase in cash used in the first quarter of 2022 compared to 2021 was due to the earlier commencement of the Donlin Gold drilling program in 2022, the timing of corporate liability insurance payments, increased withholding tax on share-based compensation in 2022 (no cash was used for CEO and CFO withholdings in 2021), and no proceeds received from term deposits in 2022 compared to $10,000 received in 2021.

Outstanding share data

As of March 29, 2022, the Company had 333,192,571 common shares issued and outstanding. Also, as of March 29, 2022, the Company had: i) a total of 9,672,751 stock options outstanding; 8,433,052 with a weighted-average exercise price of $5.78 and the remaining 1,239,699 of those stock options with a weighted-average exercise price of C$7.50; and ii) 1,293,200 PSUs and 323,939 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 11,936,490 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of February 28, 2022, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.2 million in the interest accrued on the promissory note per annum.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2022. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2021, as filed with the SEC on January 26, 2022. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2021, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: April 5, 2022	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer
(principal executive officer)

By:	/s/ David A. Ottewell
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