Form 10-Q
period 2022-05-31
NOVAGOLD RESOURCES INC
filed 2022-06-29
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2022

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

As of June 22, 2022, the Company had 333,337,307 Common Shares, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited, US dollars in thousands)

	As of May 31, 2022	As of November 30, 2021
ASSETS
Cash and cash equivalents	$72,292	$91,124
Term deposits	70,000	78,000
Other assets (Note 6)	1,017	327
Current assets	143,309	169,451
Notes receivable (Note 4)	23,991	23,572
Investment in Donlin Gold (Note 5)	7,582	3,576
Other assets (Note 6)	3,632	2,253
Total assets	$178,514	$198,852

LIABILITIES
Accounts payable and accrued liabilities	$660	$682
Accrued payroll and related benefits	1,184	2,637
Other liabilities (Note 8)	915	1,064
Current liabilities	2,759	4,383
Promissory note (Note 7)	118,919	115,723
Other liabilities (Note 8)	1,181	464
Total liabilities	122,859	120,570

Commitments and contingencies (Notes 7 and 8)

EQUITY
Common shares	1,981,785	1,978,520
Contributed surplus	81,025	82,216
Accumulated deficit	(1,984,130)	(1,959,165)
Accumulated other comprehensive loss	(23,025)	(23,289)
Total equity	55,655	78,282
Total liabilities and equity	$178,514	$198,852

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 29, 2022. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Operating expenses:
General and administrative (Note 10)	$5,371	$4,992	$10,548	$10,321
Equity loss – Donlin Gold (Note 5)	8,441	4,198	12,481	6,166
	13,812	9,190	23,029	16,487

Loss from operations	(13,812)	(9,190)	(23,029)	(16,487)
Interest expense on promissory note	(1,684)	(1,480)	(3,196)	(2,914)
Accretion of notes receivable	209	854	419	1,708
Other income (expense), net (Note 11)	317	(705)	841	(784)
Loss before income taxes and other items	(14,970)	(10,521)	(24,965)	(18,477)
Income tax expense	—	—	—	—
Net loss	(14,970)	(10,521)	(24,965)	(18,477)

Other comprehensive loss:
Foreign currency translation adjustments	86	1,694	264	2,472

Comprehensive loss	$(14,884)	$(8,827)	$(24,701)	$(16,005)

Net loss per common share – basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.06)

Weighted average shares outstanding
Basic and diluted (thousands)	333,232	331,400	333,087	331,348

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Operating activities:
Net loss	$(14,970)	$(10,521)	$(24,965)	$(18,477)
Adjustments:
Share-based compensation	2,105	2,095	4,196	4,137
Equity loss – Donlin Gold	8,441	4,198	12,481	6,166
Interest expense on promissory note	1,684	1,480	3,196	2,914
Foreign exchange loss	47	1,043	159	1,526
Accretion of notes receivable	(209)	(854)	(419)	(1,708)
Change in fair value of marketable securities	(213)	(258)	(713)	(484)
Other operating adjustments	(2)	2	(2)	4
Net change in operating assets and liabilities (Note 13)	797	839	(2,256)	(340)
Net cash used in operating activities	(2,320)	(1,976)	(8,323)	(6,262)

Investing activities:
Proceeds from term deposits	16,000	26,000	16,000	61,000
Purchases of term deposits	(8,000)	(30,799)	(8,000)	(55,799)
Funding of Donlin Gold	(10,551)	(5,178)	(16,487)	(8,124)
Net cash provided from (used in) investing activities	(2,551)	(9,977)	(8,487)	(2,923)

Financing activities:
Withholding tax on share-based compensation	—	—	(2,122)	(731)
Net cash used in financing activities	—	—	(2,122)	(731)

Effect of exchange rate changes on cash and cash equivalents	30	548	100	798
Decrease in cash and cash equivalents	(4,841)	(11,405)	(18,832)	(9,118)
Cash and cash equivalents at beginning of period	77,133	63,193	91,124	60,906
Cash and cash equivalents at end of period	$72,292	$51,788	$72,292	$51,788

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Six months ended May 31, 2022
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2021	332,416	$1,978,520	$82,216	$(1,959,165)	$(23,289)	$78,282
Share-based compensation	—	—	2,091	—	—	2,091
Performance share units (PSUs) settled in shares	430	1,731	(1,731)	—	—	—
Stock options exercised	144	550	(550)	—	—	—
Withholding tax on PSUs	—	—	(2,122)	—	—	(2,122)
Net loss	—	—	—	(9,995)	—	(9,995)
Other comprehensive income	—	—	—	—	178	178
February 28, 2022	332,990	$1,980,801	$79,904	$(1,969,160)	$(23,111)	$68,434
Share-based compensation	—	—	2,105	—	—	2,105
Stock options exercised	347	984	(984)	—	—	—
Net loss	—	—	—	(14,970)	—	(14,970)
Other comprehensive income	—	—	—	—	86	86
May 31, 2022	333,337	$1,981,785	$81,025	$(1,984,130)	$(23,025)	$55,655

	Six months ended May 31, 2021
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2020	330,412	$1,972,029	$81,203	$(1,918,629)	$(23,876)	$110,727
Share-based compensation	—	—	2,042	—	—	2,042
PSUs settled in shares	574	1,460	(1,460)	—	—	—
Stock options exercised	345	777	(777)	—	—	—
Withholding tax on PSUs	—	—	(731)	—	—	(731)
Net loss	—	—	—	(7,956)	—	(7,956)
Other comprehensive loss	—	—	—	—	778	778
February 28, 2021	331,331	$1,974,266	$80,277	$(1,926,585)	$(23,098)	$104,860
Share-based compensation	—	—	2,095	—	—	2,095
Stock options exercised	194	618	(618)	—	—	—
Net loss	—	—	—	(10,521)	—	(10,521)
Other comprehensive loss	—	—	—	—	1,694	1,694
May 31, 2021	331,525	$1,974,884	$81,754	$(1,937,106)	$(21,404)	$98,128

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

As of May 31, 2022, the carrying value of the $25,000 note receivable was $23,991 including $3,044 of accumulated accretion. The carrying value of the note receivable is being accreted to $25,000 over five years at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term.

A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of May 31, 2022.

NOTE 5 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold, a limited liability company in which wholly-owned subsidiaries of NOVAGOLD and Barrick each own a 50% interest. Donlin Gold has a board of four representatives, with two representatives selected by Barrick and two representatives selected by the Company. All significant decisions related to the Donlin Gold project require the approval of at least a majority of the Donlin Gold board.

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Balance – beginning of period	$5,472	$3,592	$3,576	$2,614
Share of losses:
Mineral property expenditures	(8,343)	(4,129)	(12,287)	(6,030)
Depreciation	(86)	(69)	(171)	(136)
Accretion	(12)	—	(23)	—
	(8,441)	(4,198)	(12,481)	(6,166)
Funding	10,551	5,178	16,487	8,124
Balance – end of period	$7,582	$4,572	$7,582	$4,572

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold. Donlin Gold capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property for Donlin Gold than that of the Company.

	As of May 31,	As of November 30,
	2022	2021
Current assets: Cash, prepaid expenses and other receivables	$9,509	$3,815
Non-current assets: Right-of-use assets, property and equipment	1,430	1,417
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(3,299)	(1,584)
Non-current liabilities: Reclamation and lease obligations	(673)	(687)
Net assets	$39,582	$35,576

NOTE 6 – OTHER ASSETS

	As of May 31, 2022	As of November 30, 2021
Other current assets:
Accounts and interest receivable	$406	$302
Prepaid expenses	611	25
	$1,017	$327

Other long-term assets:
Marketable equity securities	$2,567	$1,830
Right-of-use assets	1,041	396
Office equipment	24	27
	$3,632	$2,253

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $118,919, comprised of $51,576 in principal, and $67,343 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOTE 8 – OTHER LIABILITIES

	As of May 31, 2022	As of November 30, 2021
Other current liabilities:
Remediation liabilities	$769	$840
Lease obligations	146	224
	$915	$1,064

Other long-term liabilities:
Remediation liabilities	$280	$280
Lease obligations	$901	184
	$1,181	$464

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued liabilities, and promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $2,567 at May 31, 2022 ($1,830 at November 30, 2021), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Share-based compensation (Note 12)	$2,105	$2,095	$4,196	$4,137
Salaries and benefits	1,658	1,555	3,426	3,323
Office expense	749	614	1,478	1,203
Corporate communications and regulatory	507	338	760	647
Professional fees	350	388	684	1,007
Depreciation	2	2	4	4
	$5,371	$4,992	$10,548	$10,321

NOTE 11 – OTHER INCOME (EXPENSE), NET

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Change in fair market value of marketable securities	$213	$258	$713	$484
Interest income	151	80	287	258
Foreign exchange loss	(47)	(1,043)	(159)	(1,526)
	$317	$(705)	$841	$(784)

NOTE 12 – SHARE-BASED COMPENSATION

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Stock options	$1,192	$1,207	$2,385	$2,400
Performance share unit plan	859	829	1,695	1,625
Deferred share unit plan	54	59	116	112
	$2,105	$2,095	$4,196	$4,137

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

Stock options

A summary of stock options outstanding and activity during the six months ended May 31, 2022 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2021	8,602	$5.43
Granted	1,987	6.71
Exercised	(1,086)	3.99
Cancelled	(41)	8.21
May 31, 2022	9,462	$5.86	2.41	$8,083
Vested and exercisable as of May 31, 2022	6,063	$4.88	1.56	$8,083

The following table summarizes other stock option-related information:

	Six months ended May 31,
	2022	2021
Weighted-average assumptions used to value stock option awards:
Expected volatility	46.5%	47.3%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	1.13%	0.3%
Expected forfeiture rate	2.9%	3.0%
Weighted-average grant-date fair value	$3.16	$3.66
Intrinsic value of options exercised	$3,630	$5,384
Cash received from options exercised	$—	$—

As of May 31, 2022, the Company had $5,069 of unrecognized compensation cost related to 3,399,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.5 years.

Performance share units

A summary of PSU awards outstanding and activity during the six months ended May 31, 2022 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2021	1,583	$5.94
Granted	517	6.75
Vested	(745)	3.69
Performance adjustment	(56)	3.69
Cancelled	(11)	7.93
May 31, 2022	1,288	$7.65	$1,689

As of May 31, 2022, the Company had $5,238 of unrecognized compensation cost related to 1,288,100 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.5 years.

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other PSU-related information:

	Six months ended May 31,
	2022	2021
Performance multiplier on PSUs vested	93%	150%
Common shares issued (thousands)	430	574
Total fair value of common shares issued	$2,903	$5,723
Withholding tax paid on PSUs vested	$2,122	$731

NOTE 13 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Six months ended May 31,
	2022	2021
Changes in operating assets and liabilities:
Other assets	$(701)	$1,102
Accounts payable and accrued liabilities	(29)	(392)
Accrued payroll and related benefits	(1,455)	(1,050)
Remediation liabilities	(71)	—
	$(2,256)	$(340)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and six-month periods ended May 31, 2022 and May 31, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2021, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

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

Donlin Gold highlights

Community engagement

To date, Donlin Gold has signed nine Shared Values Statements with villages in the Y-K region (Akiak, Sleetmute, Napaimute, Crooked Creek, Napaskiak, Nikolai, Tuluksak, Upper Kalskag, and Stony River) that formalize current engagement with key local communities. These agreements with Donlin Gold expand upon the long-term relationships already established with these communities and address specific community needs such as water, sewer, and landfill projects; the ice road that connects remote villages in the Yukon-Kuskokwim (Y-K) region; salmon studies; and suicide prevention programs.

Donlin Gold is committed to support the needs of its community partners in the Y-K region in the areas of education, health and safety, cultural traditions, as well as environmental initiatives. During the second quarter 2022, Donlin Gold held the Lower Kuskokwim School District’s annual College and Career fair where 30 vendors and 89 students attended the virtual event; worked with The Kuskokwim Corporation (TKC) to fly drinking water to Red Devil, a local community, following a flood on May 9th that contaminated water wells; sponsored Skwentna 200 snowmachine race and community gathering; was a principal partner in the 50th anniversary of the Iditarod; sponsored the Native Youth Olympics annual games, supporting healthy activities for youth; and sponsored the Arctic Encounter Symposium which is the largest annual Arctic policy event in the United States.

Permitting

The State’s Clean Water Act (CWA) Section 401 certification (the “401 Certification”) of the Federal CWA Section 404 permit was formally appealed to the Commissioner of the Alaska Department of Environmental Conservation (ADEC) in June 2020, and the ADEC Commissioner referred the appeal to an Administrative Law Judge for review. The appeal focused on three narrow issues related to compliance with the State’s water quality standards near the mine site. On April 12, 2021, the Administrative Law Judge issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The ADEC Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021 in Alaska’s Superior Court by Earthjustice on behalf of Orutsrarmiut Native Corporation (ONC). On December 29, 2021, the Court issued an order dismissing the case without prejudice and remanding the 401 Certification to ADEC for consideration of additional technical information provided by Donlin Gold. The existing 401 Certification remains in effect during the remand period. On May 16, 2022, ADEC’s Division of Water upheld the 401 Certification. On June 13, 2022, Earthjustice and ONC requested that the ADEC Commissioner conduct an additional adjudicatory hearing on the part of the Division of Water’s decision related to potential water temperature effects in Crooked Creek.

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

In November 2020, the ADNR published an initial public notice for comment on Donlin Gold’s 12 applications for water rights for the mine site and transportation facilities, which closed on December 15, 2020. Water rights are for local surface water sources and groundwater to be used for process water, dust control, fire protection, and potable water. In March 2021, the ADNR held a second two-week public notice period, which closed on March 26, 2021. All the final Water Rights were issued on June 29, 2021 by ADNR’s Division of Mining Land and Water. In July, they were administratively appealed to the ADNR Commissioner by Earthjustice, ONC, and five villages. On April 25, 2022, the ADNR Commissioner denied the appeal; however, Earthjustice, ONC and the five villages appealed the Commissioner’s decision in Alaska Superior Court on May 25, 2022. A briefing schedule has not yet been set by the Court.

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

Donlin Gold is fortunate to have time-tested partnerships with Calista and TKC, owners of the mineral and surface rights, respectively. The project’s location on private land specially designated for mining activities through the 1971 Alaska Native Claims Settlement Act is a key attribute that distinguishes it from most other mining assets in Alaska. Our commitment to meaningful tribal consultation throughout project development and permitting has been tested over decades of reliable and dependable engagement with the community.

Donlin Gold project

Drilling is underway for 2022 and is designed for approximately 34,000 meters of tight spaced grid drilling in structural domains and in-pit and below-pit drilling in sparsely drilled areas of the open pit. The data from the 2021 drill program is being incorporated into the geologic and resource models.

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

Our share of funding for the Donlin Gold project in the first half of 2022 was $16,487. In 2022, we continue to expect our share of Donlin Gold funding to be $30,000, including $21,000 for follow-up drilling, camp improvements and studies, and $9,000 for permitting, community engagement and administration.

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

Consolidated Financial Results

Second quarter 2022 compared to 2021

In the second quarter of 2022, Net loss increased by $4,449 from 2021, primarily due to the expanded Donlin Gold work program. Lower accretion income due to the maturity of the $75,000 Newmont note in July 2021 and higher interest expense on the Barrick promissory note was offset by foreign exchange movements.

First six months 2022 compared to 2021

In the first six months of 2022, Net loss increased by $6,488 from 2021, primarily due to the expanded Donlin Gold work program. Lower accretion income and higher interest expense on the Barrick promissory note was offset by an increase in the fair market value of marketable securities and foreign exchange movements.

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

Our financial position includes the following as of May 31, 2022:

●	Cash and cash equivalents of $72,292.
●	Term deposits of $70,000 denominated in U.S. dollars and held at Canadian chartered banks with high investment-grade ratings and maturities of one year or less.
●

Notes receivable of $25,000 due on the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a note for $75,000 fully contingent upon approval of a Galore Creek project construction plan by the owner(s).

●

Promissory note payable to Barrick of $118,919, including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

In the second quarter of 2022 cash and cash equivalents decreased by $4,841, primarily to fund our share of Donlin Gold and for corporate administrative expenses, partially offset by a net $8,000 received from term deposits. The decrease in cash used in the second quarter of 2022 compared to 2021 was due to the net increase in net proceeds received from term deposits, partially offset by the expanded Donlin Gold work program.

In the first six months of 2022 cash and cash equivalents decreased by $18,832, primarily to fund our share of Donlin Gold, for corporate administrative expenses, and for withholding taxes on share-based payments, partially offset by a net $8,000 received from term deposits. The increase in cash used in the first six months of 2022 compared to 2021 was due to the expanded Donlin Gold work program, the timing of corporate liability insurance payments, increased withholding tax on share-based compensation in 2022 (no cash was used for CEO and CFO withholdings in 2021), partially offset by a net increase in net proceeds received from term deposits.

Outstanding share data

As of June 22, 2022, the Company had 333,337,307 common shares issued and outstanding. Also, as of June 22, 2022, the Company had: i) a total of 9,365,946 stock options outstanding; 8,218,847 with a weighted-average exercise price of $5.80 and the remaining 1,147,099 of those stock options with a weighted-average exercise price of C$7.71; and ii) 1,288,100 PSUs and 333,519 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 11,631,615 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of May 31, 2022, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.2 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2022. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: June 29, 2022	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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