Form 10-Q
period 2022-08-31
NOVAGOLD RESOURCES INC
filed 2022-10-04
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2022

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

As of September 27, 2022, the Company had 333,390,237 Common Shares, no par value, outstanding.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

●	our ability to achieve production at the Donlin Gold project;
●	estimated capital costs, operating costs, production and economic returns;
●	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our mineral resource and mineral reserve estimates;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	assumptions that all necessary permits and governmental approvals will be obtained and retained, and the timing of such approvals;
●	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	our expectations regarding demand for equipment, skilled labor and services needed for the Donlin Gold project;
●	our activities will not be adversely disrupted or impeded by development, operating or regulatory risks; and
●

our expectations regarding the timing and outcome of the appeals to the Donlin Gold 401 Certification (as defined below), the appeals to the State ROW (as defined below) agreement and lease; and the application for water rights.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)
	As of August 31, 2022	As of November 30, 2021
ASSETS
Cash and cash equivalents	$61,932	$91,124
Term deposits	70,000	78,000
Notes receivable (Note 4)	24,204	—
Other assets (Note 6)	977	327
Current assets	157,113	169,451
Notes receivable (Note 4)	—	23,572
Investment in Donlin Gold (Note 5)	6,608	3,576
Other assets (Note 6)	2,860	2,253
Total assets	$166,581	$198,852

LIABILITIES
Accounts payable and accrued liabilities	$807	$682
Accrued payroll and related benefits	1,773	2,637
Other liabilities (Note 8)	878	1,064
Current liabilities	3,458	4,383
Promissory note (Note 7)	121,117	115,723
Other liabilities (Note 8)	1,130	464
Total liabilities	125,705	120,570

Commitments and contingencies (Notes 7 and 8)

EQUITY
Common shares	1,981,785	1,978,520
Contributed surplus	83,130	82,216
Accumulated deficit	(2,000,253)	(1,959,165)
Accumulated other comprehensive loss	(23,786)	(23,289)
Total equity	40,876	78,282
Total liabilities and equity	$166,581	$198,852

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 4, 2022. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Operating expenses:
General and administrative (Note 10)	$4,872	$4,883	$15,420	$15,204
Equity loss – Donlin Gold (Note 5)	9,412	6,748	21,893	12,914
	14,284	11,631	37,313	28,118

Loss from operations	(14,284)	(11,631)	(37,313)	(28,118)
Interest expense on promissory note	(2,198)	(1,506)	(5,394)	(4,420)
Accretion of notes receivable	212	639	631	2,347
Other income (expense), net (Note 11)	147	818	988	34
Loss before income taxes and other items	(16,123)	(11,680)	(41,088)	(30,157)
Income tax expense	—	(110)	—	(110)
Net loss	(16,123)	(11,790)	(41,088)	(30,267)

Other comprehensive gain (loss):
Foreign currency translation adjustments	(761)	(1,457)	(497)	1,015

Comprehensive loss	$(16,884)	$(13,247)	$(41,585)	$(29,252)

Net loss per common share – basic and diluted	$(0.05)	$(0.04)	$(0.12)	$(0.09)

Weighted average shares outstanding
Basic and diluted (thousands)	333,337	331,641	333,172	331,442

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Operating activities:
Net loss	$(16,123)	$(11,790)	$(41,088)	$(30,267)
Adjustments:
Equity loss – Donlin Gold	9,412	6,748	21,893	12,914
Share-based compensation	2,105	2,050	6,301	6,187
Interest expense on promissory note	2,198	1,506	5,394	4,420
Foreign exchange (gain) loss	(423)	(906)	(264)	620
Accretion of notes receivable	(212)	(639)	(631)	(2,347)
Change in fair value of marketable securities	647	168	(66)	(316)
Other operating adjustments	2	2	—	6
Net change in operating assets and liabilities (Note 13)	750	984	(1,506)	644
Net cash used in operating activities	(1,644)	(1,877)	(9,967)	(8,139)

Investing activities:
Proceeds from term deposits	62,000	25,000	78,000	86,000
Purchases of term deposits	(62,000)	(25,000)	(70,000)	(80,799)
Proceeds from note receivable	—	75,000	—	75,000
Funding of Donlin Gold	(8,438)	(6,901)	(24,925)	(15,025)
Net cash provided from (used in) investing activities	(8,438)	68,099	(16,925)	65,176

Financing activities:
Withholding tax on share-based compensation	—	—	(2,122)	(731)
Net cash used in financing activities	—	—	(2,122)	(731)

Effect of exchange rate changes on cash and cash equivalents	(278)	(217)	(178)	581
Net change in cash and cash equivalents	(10,360)	66,005	(29,192)	56,887
Cash and cash equivalents at beginning of period	72,292	51,788	91,124	60,906
Cash and cash equivalents at end of period	$61,932	$117,793	$61,932	$117,793

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Nine months ended August 31, 2022
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2021	332,416	$1,978,520	$82,216	$(1,959,165)	$(23,289)	$78,282
Share-based compensation	—	—	2,091	—	—	2,091
Performance share units (PSUs) settled in shares	430	1,731	(1,731)	—	—	—
Stock options exercised	144	550	(550)	—	—	—
Withholding tax on PSUs	—	—	(2,122)	—	—	(2,122)
Net loss	—	—	—	(9,995)	—	(9,995)
Other comprehensive income	—	—	—	—	178	178
February 28, 2022	332,990	$1,980,801	$79,904	$(1,969,160)	$(23,111)	$68,434
Share-based compensation	—	—	2,105	—	—	2,105
Stock options exercised	347	984	(984)	—	—	—
Net loss	—	—	—	(14,970)	—	(14,970)
Other comprehensive income	—	—	—	—	86	86
May 31, 2022	333,337	$1,981,785	$81,025	$(1,984,130)	$(23,025)	$55,655
Share-based compensation	—	—	2,105	—	—	2,105
Net loss	—	—	—	(16,123)	—	(16,123)
Other comprehensive loss	—	—	—	—	(761)	(761)
August 31, 2022	333,337	$1,981,785	$83,130	$(2,000,253)	$(23,786)	$40,876

	Nine months ended August 31, 2021
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2020	330,412	$1,972,029	$81,203	$(1,918,629)	$(23,876)	$110,727
Share-based compensation	—	—	2,042	—	—	2,042
PSUs settled in shares	574	1,460	(1,460)	—	—	—
Stock options exercised	345	777	(777)	—	—	—
Withholding tax on PSUs	—	—	(731)	—	—	(731)
Net loss	—	—	—	(7,956)	—	(7,956)
Other comprehensive income	—	—	—	—	778	778
February 28, 2021	331,331	$1,974,266	$80,277	$(1,926,585)	$(23,098)	$104,860
Share-based compensation	—	—	2,095	—	—	2,095
Stock options exercised	194	618	(618)	—	—	—
Net loss	—	—	—	(10,521)	—	(10,521)
Other comprehensive income	—	—	—	—	1,694	1,694
May 31, 2021	331,525	$1,974,884	$81,754	$(1,937,106)	$(21,404)	$98,128
Share-based compensation	—	—	2,050	—	—	2,050
Stock options exercised	153	521	(521)	—	—	—
Net loss	—	—	—	(11,790)	—	(11,790)
Other comprehensive loss	—	—	—	—	(1,457)	(1,457)
August 31, 2021	331,678	$1,975,405	$83,283	$(1,948,896)	$(22,861)	$86,931

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

As of August 31, 2022, the carrying value of the $25,000 note receivable was $24,204 including $3,256 of accumulated accretion. The carrying value of the note receivable is being accreted to $25,000 over five years at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term.

A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of August 31, 2022.

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Balance – beginning of period	$7,582	$4,572	$3,576	$2,614
Share of losses:
Mineral property expenditures	(9,280)	(6,650)	(21,567)	(12,680)
Depreciation	(120)	(98)	(291)	(234)
Accretion	(12)	—	(35)	—
	(9,412)	(6,748)	(21,893)	(12,914)
Funding	8,438	6,901	24,925	15,025
Balance – end of period	$6,608	$4,725	$6,608	$4,725

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

	As of August 31, 2022	As of November 30, 2021

Current assets: Cash, prepaid expenses and other receivables	$10,185	$3,815
Non-current assets: Right-of-use assets, property and equipment	2,153	1,417
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(5,686)	(1,584)
Non-current liabilities: Reclamation and lease obligations	(659)	(687)
Net assets	$38,608	$35,576

NOTE 6 – OTHER ASSETS

	As of August 31, 2022	As of November 30, 2021
Other current assets:
Accounts and interest receivable	$397	$302
Receivable from Donlin Gold	330	—
Prepaid expenses	250	25
	$977	$327

Other long-term assets:
Marketable equity securities	$1,850	$1,830
Right-of-use assets	989	396
Office equipment	21	27
	$2,860	$2,253

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $121,117, comprised of $51,576 in principal, and $69,541 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 8 – OTHER LIABILITIES

	As of August 31, 2022	As of November 30, 2021
Other current liabilities:
Remediation liabilities	$734	$840
Lease obligations	144	224
	$878	$1,064

Other long-term liabilities:
Remediation liabilities	$280	$280
Lease obligations	850	184
	$1,130	$464

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, note receivable, accounts payable and accrued liabilities, and promissory note. The fair value of the Company’s financial instruments approximates their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, note receivable, accounts payable and accrued liabilities, and promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,850 at August 31, 2022 ($1,830 at November 30, 2021), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Share-based compensation (Note 12)	$2,105	$2,050	$6,301	$6,187
Salaries and benefits	1,607	1,625	5,033	4,948
Office expense	750	595	2,228	1,798
Professional fees	246	409	930	1,416
Corporate communications and regulatory	162	202	922	849
Depreciation	2	2	6	6
	$4,872	$4,883	$15,420	$15,204

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 11 – OTHER INCOME (EXPENSE), NET

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Interest income	$371	$80	$658	$338
Foreign exchange gain (loss)	423	906	264	(620)
Change in fair market value of marketable securities	(647)	(168)	66	316
	$147	$818	$988	$34

NOTE 12 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Stock options	$1,195	$1,157	$3,580	$3,557
Performance share unit plan	855	831	2,550	2,456
Deferred share unit plan	55	62	171	174
	$2,105	$2,050	$6,301	$6,187

Stock options

A summary of stock options outstanding and activity during the nine months ended August 31, 2022 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2021	8,602	$5.43
Granted	1,987	6.71
Exercised	(1,086)	3.99
Cancelled	(194)	7.67
August 31, 2022	9,309	$5.80	2.14	$2,979
Vested and exercisable as of August 31, 2022	6,066	$4.86	1.31	$2,979

The following table summarizes other stock option-related information:

	Nine months ended August 31,
	2022	2021
Weighted-average assumptions used to value stock option awards:
Expected volatility	$46.5%	47.3%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	1.13%	0.3%
Expected forfeiture rate	2.9%	3.0%
Weighted-average grant-date fair value	$3.16	$3.66
Intrinsic value of options exercised	$3,630	$6,837
Cash received from options exercised	$—	$—

As of August 31, 2022, the Company had $3,691 of unrecognized compensation cost related to 3,243,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.25 years.

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

Performance share units

A summary of PSU awards outstanding and activity during the nine months ended August 31, 2022 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2021	1,583	$5.94
Granted	517	6.75
Vested	(745)	3.69
Performance adjustment	(56)	3.69
Cancelled	(42)	7.69
August 31, 2022	1,257	$7.65	$1,518

As of August 31, 2022, the Company had $4,221 of unrecognized compensation cost related to 1,257,200 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.25 years.

The following table summarizes other PSU-related information:

	Nine months ended August 31,
	2022	2021
Performance multiplier on PSUs vested	93%	150%
Common shares issued (thousands)	430	574
Total fair value of common shares issued	$2,903	$5,723
Withholding tax paid on PSUs vested	$2,122	$731

NOTE 13 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Nine months ended August 31,
	2022	2021
Changes in operating assets and liabilities:
Other assets	$(684)	$1,403
Accounts payable and accrued liabilities	144	(286)
Accrued payroll and related benefits	(860)	(473)
Remediation liabilities	(106)	—
	$(1,506)	$644

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and nine-month periods ended August 31, 2022 and August 31, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2021, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

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

Donlin Gold highlights

Community engagement

Donlin Gold is fortunate to have time-tested partnerships with Calista and The Kuskokwim Corporation (TKC), owners of the mineral and surface rights, respectively. The project’s location on private lands specially selected for mineral development potential pursuant to the 1971 Alaska Native Claims Settlement Act is a key attribute that distinguishes it from most other mining assets in Alaska. Donlin Gold’s commitment to meaningful tribal engagement throughout project development and permitting has been reinforced by decades of reliable and dependable engagement with the community.

Donlin Gold continues to work with Calista and TKC in all aspects of outreach and feedback in the Yukon-Kuskokwim (Y-K) region in the areas of education, health and safety, cultural traditions, and environmental initiatives, including creating a subsistence committee comprised of independent regional stakeholders with varying views on development initiatives in recent years, among other activities.

In the third quarter, Donlin Gold signed two additional Shared Values Statements with villages in the Y-K region for a total of 11 (Akiak, Sleetmute, Napaimute, Crooked Creek, Napaskiak, Nikolai, Tuluksak, Upper Kalskag, Stony River, Pilot Station, and Toksook Bay) that formalize current engagement with key local communities. These agreements with Donlin Gold expand upon the long-term relationships already established with these communities and address specific community needs such as water, sewer, and solid waste projects; the ice road that connects remote villages in the Y-K region; salmon and other aquatic life studies; and suicide and public safety prevention programs.

Calista and Donlin Gold continued their proactive, bipartisan outreach in Alaska and Washington DC in the third quarter to highlight the thoroughness of the project’s environmental review and permitting processes as well as the benefits the project would deliver to Native Alaskans. Alaska’s U.S. Senators have consistently expressed their long-term support of the Donlin Gold project.

Permitting

Permitting in Alaska has been a tremendous achievement to date and a substantial undertaking over many years to ensure a diligent, thorough, transparent, and inclusive process for all involved, including stakeholders from the Y-K region.

The State’s Clean Water Act (CWA) Section 401 certification (the “401 Certification”) of the Federal CWA Section 404 permit was formally appealed to the Commissioner of the Alaska Department of Environmental Conservation (ADEC) in June 2020, and the ADEC Commissioner referred the appeal to an Administrative Law Judge for review. The appeal focused on three narrow issues related to compliance with the State’s water quality standards near the mine site. On April 12, 2021, the Administrative Law Judge issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The ADEC Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021 in Alaska’s Superior Court by Earthjustice on behalf of Orutsararmiut Native Corporation (ONC). On December 29, 2021, the Court issued an order dismissing the case without prejudice and remanding the 401 Certification to ADEC for consideration of additional technical information provided by Donlin Gold. The existing 401 Certification remains in effect during the remand period. On May 16, 2022, ADEC’s Division of Water upheld the 401 Certification based on the record, including the additional technical information for mercury and temperature. On June 13, 2022, Earthjustice and ONC requested that the ADEC Commissioner conduct an additional adjudicatory hearing on the part of the Division of Water’s decision related to potential water temperature effects in Crooked Creek. On July 14, 2022, the ADEC Commissioner granted the request for the adjudicatory hearing review. The briefing process is underway and we expect the hearing process to be completed in the fourth quarter of 2022 or the first quarter of 2023.

In April 2020, the Alaska Department of Natural Resources’ (ADNR) Division of Oil and Gas agreed to reconsider its decision on the State Right-of-Way (ROW) agreement and lease authorization for the buried natural gas pipeline. Under the reconsideration, on September 10, 2020, the ADNR issued for additional public comment a revised Consideration of Comments document. This document describes how the ADNR considered public input that was solicited in the ROW review, including how cumulative effects are addressed in the decision. The comment period on the document ended on November 9, 2020. On July 19, 2021, the ADNR Commissioner completed the reconsideration and upheld the ROW agreement and lease authorization. On August 9, 2021, two parties requested that the Commissioner conduct a further reconsideration. The first party was Earthjustice representing ONC, Cook Inletkeeper, and three villages. The second party was an individual who operates an outdoor guiding business around the pipeline route. The Commissioner rejected both further reconsideration requests on August 19, 2021. On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three villages, filed an appeal of the State ROW in Alaska Superior Court. An appeal was also filed by the second party individual in September 2021. The two appeals have been consolidated into a single case that is pending before the Alaska Superior Court based in Anchorage, Alaska. Legal briefings are being prepared by the parties and we anticipate a decision on the two appeals in the first half of 2023.

In November 2020, the ADNR published an initial public notice for comment on Donlin Gold’s 12 applications for water rights for the mine site and transportation facilities, which closed on December 15, 2020. Water rights are for local surface water sources and groundwater to be used for process water, dust control, fire protection, and potable water. In March 2021, the ADNR held a second two-week public notice period, which closed on March 26, 2021. All the final Water Rights were issued on June 29, 2021 by ADNR’s Division of Mining Land and Water. In July, they were administratively appealed to the ADNR Commissioner by Earthjustice, ONC, and five villages. On April 25, 2022, the ADNR Commissioner denied the appeal; however, Earthjustice, ONC and the five villages appealed the Commissioner’s decision in Alaska Superior Court on May 25, 2022. ADNR filed the Administrative Record with the Court on September 12, 2022, and the appellants are preparing their initial brief. A decision is expected in 2023.

Donlin Gold, working with its Native Corporation partners, continues to support the State of Alaska to advance other permits and certificates needed for the project. Donlin Gold applied for a new air quality permit from ADEC, which is expected to be in place when the current permit expires in mid-2023. The Donlin Gold air quality permit renewal is required to update that emissions controls reflect best technology and re-confirm that air quality standards will be met. A draft permit is expected to be issued for public comment by the end of 2022. Donlin Gold is also preparing an updated Alaska Pollutant Discharge Elimination System application for regularly scheduled renewal by ADEC expected to be in place by mid-2023. Donlin Gold is working with Calista, TKC, ADNR, and the U.S. Bureau of Land Management on re-locating easements and public ROWs in the project area. ADNR issued the proposed re-location plan for public comment in summer 2022 and the final decision is expected by the end of 2022. The field work related to the issuance of the Alaska Dam Safety certificates recommenced during the third quarter of 2022.

Donlin Gold project

During the third quarter, the Donlin Gold board approved an increase in the 2022 drilling program from approximately 34,000 meters to 42,000 meters. In September 2022, the drilling portion of the program was completed with assays anticipated to be completed in early 2023. A total of 141 holes were drilled for a total of approximately 42,300 meters, including an additional 43 holes and 8,700 meters above the original 2022 plan. The drilling program included tight spaced grid drilling in structural domains and in-pit and below-pit drilling in sparsely drilled areas of the open pit, platform mapping to confirm mineralization continuity and key geological controls in representative areas of the deposit, waste rock facility condemnation drilling, and geotechnical drilling for the Alaska Dam Safety certificates (13 holes, 491 meters, not included in above total).

Project planning is also underway to advance geologic modeling and interpretation work for an updated resource model and engineering activities for use in an updated project feasibility study. Additionally, metallurgical testing, hydrogeology and geochemistry works, as well as infrastructure planning are underway. The owners of Donlin Gold LLC are also updating various engineering studies before making a decision whether to proceed to update the project feasibility study. Ultimately, the information should assist in determining the next steps to update the Donlin Gold feasibility study and initiate the engineering work necessary to advance the project design before reaching a construction decision. The owners will advance the Donlin Gold project in a financially disciplined manner with a strong focus on environmental stewardship, engineering excellence, a strong safety culture and continued community engagement.

Our share of funding for the Donlin Gold project in the first nine months of 2022 was $24,925. In 2022, with the additional drilling completed, we now expect our share of Donlin Gold funding to be approximately $32,000, including $23,000 for follow-up drilling, camp improvements and studies, and $9,000 for permitting, community engagement and administration.

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

Consolidated Financial Results

Third quarter 2022 compared to 2021

In the third quarter of 2022, Net loss increased by $4,333 from 2021, primarily due to the expanded Donlin Gold work program, higher interest expense on the Barrick promissory note, a decrease in the fair market value of marketable securities, lower accretion income due to the maturity of the $75,000 Newmont note in July 2021, and foreign exchange movements, partially offset by increased interest earned on cash and term deposits.

First nine months 2022 compared to 2021

In the first nine months of 2022, Net loss increased by $10,821 from 2021, primarily due to the expanded Donlin Gold work program, higher interest expense on the Barrick promissory note, lower accretion income, and a decrease in the fair market value of marketable securities, partially offset by foreign exchange movements and increased interest income.

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

Our anticipated expenditures in fiscal year 2022 are approximately $48,000, including $32,000 to fund the Donlin Gold project, $13,000 for corporate general and administrative costs, $2,000 for withholding taxes on share-based compensation and $1,000 for working capital and other items.

Our financial position includes the following as of August 31, 2022:

●	Cash and cash equivalents of $61,932.
●	Term deposits of $70,000 denominated in U.S. dollars and held at Canadian chartered banks with high investment-grade ratings and maturities of one year or less.
●

Notes receivable of $25,000 due on the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a note for $75,000 fully contingent upon approval of a Galore Creek project construction plan by the owner(s).

●

Promissory note payable to Barrick of $121,117, including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

In the third quarter of 2022 cash and cash equivalents decreased by $10,360, primarily to fund our share of Donlin Gold and for corporate administrative expenses. The increase in cash used in the third quarter of 2022 compared to 2021 was primarily due to the expanded Donlin Gold work program in 2022. In July 2021, we received proceeds of $75,000 on the Newmont notes.

In the first nine months of 2022 cash and cash equivalents decreased by $29,192, primarily to fund our share of Donlin Gold, for corporate administrative expenses, and for withholding taxes on share-based payments, partially offset by a net $8,000 received from term deposits. The increase in Net cash used in operating activities during the first nine months of 2022 compared to 2021 was primarily due to the timing of corporate liability insurance payments. Net cash used in investing activities increased in 2022 due to the expanded Donlin Gold work program, partially offset by a net increase in net proceeds received from term deposits. In 2021, we received proceeds of $75,000 on the Newmont notes. Net cash used in financing activities increased in 2022 due to higher withholding tax on share-based compensation (no cash was used for CEO and CFO withholdings in 2021).

Outstanding share data

As of September 27, 2022, the Company had 333,390,237 common shares issued and outstanding. Also, as of September 27, 2022, the Company had: i) a total of 9,298,579 stock options outstanding; 8,161,681 with a weighted-average exercise price of $5.79 and the remaining 1,136,898 of those stock options with a weighted-average exercise price of C$7.67; and ii) 1,257,200 PSUs and 291,860 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 11,476,239 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of August 31, 2022, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.2 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2022. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: October 4, 2022	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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