Form 10-K
period 2022-11-30
NOVAGOLD RESOURCES INC
filed 2023-01-25
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price on the NYSE American of the registrant’s common shares on May 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) of $5.59 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $1,371,290,000.

As of January 17, 2023, the registrant had 333,965,718 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 1, 2023, in connection with the registrant’s fiscal year 2022 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVAGOLD RESOURCES INC.

NOVAGOLD RESOURCES INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2022.

CURRENCY

References in this report to $ refer to United States currency and C$ to Canadian currency.

See the “Glossary of Technical Terms” for more information regarding some of the terms used in this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, anticipated timing of updated reports and/or studies, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold project, permitting and the timing thereof, market prices for precious metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

●	our ability to achieve production at the Donlin Gold project;
●	estimated capital costs, operating costs, production and economic returns;
●	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our resource and reserve estimates;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	assumptions that all necessary permits and governmental approvals will be obtained and retained, and the timing of such approvals;
●	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	our expectations regarding demand for equipment, skilled labor and services needed for the Donlin Gold project
●	our activities will not be adversely disrupted or impeded by development, operating or regulatory risks; and
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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;
●	our history of losses and expectation of future losses;
●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty of estimates of capital costs, operating costs, production and economic returns;
●	commodity price fluctuations;
●	risks related to market events and general economic conditions;
●	risks related to the coronavirus global health pandemic (COVID-19) or other endemics/pandemics;

NOVAGOLD RESOURCES INC.

●	risks related to the third parties on which we depend for Donlin Gold project activities;
●	dependence on cooperation of co-owner in exploration and development of the Donlin Gold project;
●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society;
●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;
●	uncertainty related to title to the Donlin Gold project;
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

Technical Information

Paul Chilson, P.E., a Qualified Person and an employee of the Company reviewed and approved the scientific and technical information contained in this Annual Report on Form 10-K.

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

NOVAGOLD RESOURCES INC.

Corporate Structure

As of November 30, 2022, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., AGC Resources Inc, NOVAGOLD (Bermuda) Alaska Limited and NOVAGOLD Resources (Bermuda) Limited.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

NOVAGOLD RESOURCES INC. (British Columbia)
NOVAGOLD Resources (Bermuda) Limited (Bermuda)
NOVAGOLD (Bermuda) Alaska Limited (Bermuda)
NOVAGOLD US Holdings Inc. (Delaware)
NOVAGOLD Resources Alaska Inc. (Alaska)
NOVAGOLD USA, Inc. (Delaware)
AGC Resources Inc. (Delaware)
50%
Donlin Gold LLC (Alaska)

NOVAGOLD RESOURCES INC.

Human Capital Resources

On November 30, 2022, we had 13 full-time employees, of which four are located in Canada and nine are located in the United States. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering, and corporate governance.

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

Diversity

As of the end of fiscal year 2022, 46% of our total workforce were women. Selection of individuals for executive and other positions with the Company is guided by the Company’s policy which “prohibits discrimination in any aspect of employment based on race, color, religion, sex, national origin, disability or age.” Our Board and management acknowledge the importance of all aspects of diversity including gender, ethnic origin, business skills and experience, because it is right to do so and because it is good for our business. When considering candidates for executive positions, the Board’s evaluation considers the broadest possible assessment of each candidate’s skills and background with the overriding objective of ensuring that we have the appropriate balance of skills, experience, and capacity that the Company needs to be successful. In the context of this overriding objective, we have determined not to set targets for the percentage of women, or other aspects of diversity, in executive officer positions.

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

NOVAGOLD is dedicated to creating an inclusive work environment for everyone. We embrace and celebrate the unique experiences, perspectives, and cultural backgrounds that each employee brings to our workplace. NOVAGOLD strives to foster an environment where our employees feel respected, valued, and empowered, and our team members are at the forefront in helping us promote and sustain an inclusive workplace.

NOVAGOLD’s diversity initiatives are applicable—but not limited—to our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; and the ongoing development of a work environment built on the premise of gender and diversity equity. To that end, we seek out qualified diverse candidates to encourage them to apply for open positions, either from within or outside of the company. We also seek out opportunities to develop a pipeline of qualified diverse candidates in a particular profession when we are unable to find them ourselves. For example, in 2021 the Company established and funded the NOVAGOLD Mining and Geological Engineering Scholarship at the University of Alaska to help support and encourage undergraduate students seeking bachelor’s degrees in Mining or Geological Engineering, with a focus on supporting underrepresented students.

We encourage:

●	Respectful communication and cooperation among all employees.
●	Teamwork and employee participation, fostering the representation of all employee perspectives.
●	Work/life balance through flexible work schedules to accommodate employees’ varying needs.
●	Learning about and, where appropriate, aiding the communities near NOVAGOLD’s projects to promote a greater understanding and respect for diversity in those communities.

Safety and Health

NOVAGOLD’s primary objective is to ensure the health and safety of its employees, partners, and contractors, and is reflected in its Health and Safety Policy. The Company has implemented COVID-19 policies at its offices in Salt Lake City and Vancouver designed to ensure the safety and well-being of all employees and the people associated with them. As a result of the COVID-19 pandemic, to reduce risk, our employees have been encouraged to be fully vaccinated against COVID-19, have been asked to work remotely, adhere to good hygiene practices, and engage in physical distancing. Our focus on safety is also reflected at Donlin Gold where a wide-ranging set of policies were implemented at the Donlin Gold project site and Anchorage office to mitigate the spread of COVID-19. Also see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

NOVAGOLD RESOURCES INC.

Recent Developments

Donlin Gold project

In 2022, Donlin Gold completed a 141-hole drilling program totaling 42,331 meters. As part of a key focus area for the drill program, the tight-spaced grid drilling in structural domains in the Lewis (further infilled to 10m x 10m), West ACMA and Divide areas confirmed recent geological modelling at wider drill-spacing in the immediate area surrounding the grids. It also identified additional short-scale controls that will be incorporated in an update to improve the geological domains used for global resource estimation which will be utilized for strategic mine planning work. In addition, the 14 geotechnical drill holes provided results for advancing efforts to completing the issuance of the Alaska Dam Safety Certifications. With the receipt of the final assay results for the 2022 drill program, an update of the resource model, and completion of trade-off studies, the owners expect to take the next steps in moving the Donlin Gold project up the value chain and leading toward an updated feasibility study decision.

Donlin Gold continued to work in partnership with Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC) in stakeholder and government engagement in the Yukon-Kuskokwim (Y-K) region, Alaska and Washington, D.C. Environmental and social investment in fiscal year 2022 focused on the Y-K region spanned from supporting important health and safety initiatives in remote communities, to cultural preservation efforts and educational programming in collaboration with school districts and other organizations.

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

NOVAGOLD RESOURCES INC.

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

The following table presents the annual high, low and average daily afternoon London Bullion Market Association (“LBMA”) Gold Price over the past five calendar years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,271	$1,392
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,628	$1,800
2023 (through January 17)	$1,917	$1,834	$1,876

On January 17, 2023, the afternoon LBMA gold price was $1,914 per ounce.

Data Source: www.kitco.com

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

NOVAGOLD RESOURCES INC.

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

The capital costs to take the Donlin Gold project into production may be significantly higher than anticipated. As a result of the content updates included in the 2021 Technical Report (as defined below) and S-K 1300 Report (as defined below), the total initial capital cost estimate for the Donlin Gold project is $7,402 million. Likewise, the total sustaining capital estimate is $1,723 million.

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

The Company’s business could be adversely impacted by the effects of COVID-19 or other epidemics/pandemics. The extent to which they impact the Company’s business, including its operations and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include their duration, severity and scope and the actions taken to contain or treat them. In particular, the continued circulation or spread of COVID-19 could materially and negatively impact the Company’s business including without limitation, employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to future Donlin Gold drill and work programs and/or the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on its business, financial condition and results of operations.

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

Electrum Strategic Resources L.P. (“Electrum”) and its affiliate GRAT Holdings LLC hold in the aggregate 25.3% of our issued and outstanding common shares as of January 17, 2023. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the board of directors (the “Board”) and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. Electrum designated Igor Levental, President of The Electrum Group LLC, the company that manages Electrum’s investments, as its observer at our Board meetings. In July 2010, Mr. Levental was appointed to our Board. Mr. Levental passed away in June 2022 while serving on the Company’s Board. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman and Chief Executive Officer of The Electrum Group LLC. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

NOVAGOLD RESOURCES INC.

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

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our cash equivalents and term deposit investments are held through large Canadian chartered banks with high investment-grade ratings. These investments mature at various dates over the current operating period. A portion of the proceeds from the sale of our Galore Creek assets include notes receivable from a subsidiary of Newmont Corporation (“Newmont”), a publicly traded company with investment-grade credit ratings. The notes receivable included a $75 million note receivable of which payment was received on July 27, 2021 and includes a $25 million note receivable upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. An additional $75 million will be receivable if, and when a Galore Creek project construction plan is approved by the owner(s). No value was assigned to the final $75 million contingent note receivable due to the uncertainty with regards to the approval of a Galore Creek project construction plan. The carrying amount of financial assets recorded in the financial statements, net of any allowances for losses, represents our maximum exposure to credit risk.

NOVAGOLD RESOURCES INC.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We manage liquidity risk through the management of our capital structure and financial leverage. Accounts payable and accrued liabilities are due within one year from the balance sheet date.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2022, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of $1.24 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Donlin Gold Project, Alaska, below.

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

Our operations, exploration and development activities in the United States, are subject to extensive federal, state and local laws and regulations governing various matters, including:

●	environmental protection;
●	management and use of toxic substances and explosives;
●	management of tailings and other wastes generated by our operations;

NOVAGOLD RESOURCES INC.

●	management of natural resources;
●	exploration and development of mines, production and post-closure reclamation;
●	exports;
●	price controls;
●	taxation and mining royalties;
●	regulations concerning business dealings with indigenous groups;
●	availability and use of water resources;
●	labor standards and occupational health and safety, including mine safety; and
●	preservation of historic and cultural resources.

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

NOVAGOLD RESOURCES INC.

We believe we were a passive foreign investment company (PFIC) in 2022 which could have negative tax consequences for U.S. investors.

U.S. holders of our common shares should be aware that we believe that for U.S. federal income tax purposes we were classified as a PFIC for our fiscal year ended November 30, 2022, and that we may continue to be classified as a PFIC in future years. The determination of whether the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If the Company is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

The Company has adopted the mining disclosure standards of Subpart 229.1300 of Regulation S-K – Disclosure by Registrants Engaged in Mining Operations (“S-K 1300”). The Company is subject to and required to disclose mineral resources and mineral reserves in accordance with S-K 1300. While the S-K 1300 rules are similar to National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) rules in Canada, they are not identical and therefore two reports have been produced for the Donlin Gold project. The information in Item 2, Properties, below is common to both reports and contains pertinent information required under S-K 1300.

Donlin Gold Technical Report (NI 43-101)

The Company retained Wood Canada Limited (“Wood”), an unaffiliated third party, to update content in its previously filed “Donlin Creek Gold Project, Alaska, USA, NI 43-101 Technical Report on the Second Updated Feasibility Study,” effective November 18, 2011, and amended January 20, 2012 (“2011 Mining Study”). Wood’s Qualified Persons (“QPs”) completed an exercise to verify which content in the 2011 Mining Study remains current, and what was required to update the report content with the latest information. Updated content includes operating costs, capital costs, tax rates, long term gold price, and the economic analysis. Additionally, work done on the property since 2011 with respect to exploration, drilling, permitting, and minor mine design changes as a result of recent permitting activities are summarized in the updated content. A data verification exercise was completed by each Wood QP co-authoring the report. This included a September 2020 site visit by two of the report QPs; review of the geologic data, geologic model, and resource model; review of metallurgical test work; review of designs for mining, processing, and infrastructure, including minor design updates; update of capital and operating cost estimates utilizing a combination of cost indices and vendor quotations; and an updated economic analysis. Canadian NI 43-101 Definitions and CIM Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”), adopted by CIM Council on May 10, 2014 apply for this exercise.

The Wood review determined that the report updating exercise resulted in no material change to the Mineral Resources or Mineral Reserves. On August 31, 2021, the Company voluntarily filed an updated NI 43-101 technical report for the Donlin Gold project in Alaska, USA, and titled “NI 43-101 Technical Report on the Donlin Gold Project, Alaska, USA,” with an effective date of June 1, 2021 (“2021 Technical Report”) reflecting the results of the above exercise. The 2021 Technical Report was prepared by Wood. The 2021 Technical Report is available on the Company’s website and on EDGAR at www.sec.gov and on SEDAR at www.sedar.com.

Donlin Gold Technical Report Summary (S-K 1300)

The Company is a registrant with the SEC and is reporting its exploration results, Mineral Resources, and Mineral Reserves using the mining disclosure standards of S-K 1300. The Company requested that Wood prepare a Technical Report Summary of the Donlin Gold project, Alaska, USA using the standards of S-K 1300 and it is titled “S-K 1300 Technical Report Summary on the Donlin Gold Project, Alaska, USA” (“S-K 1300 Report”), current as of November 30, 2021, with a report date of November 30, 2021. Wood prepared the S-K 1300 Report from the 2011 Mining Study of the Donlin deposits that was completed to at least pre-feasibility level, as defined by S-K 1300, at the time of the study. Material aspects of the 2011 Mining Study were updated by Wood in 2020 and made current. As part of the update process, Wood’s subject matter experts completed an exercise to verify and update the content of the 2011 Mining Study with the latest information under the supervision of Wood’s independent QP co-authors of the S-K 1300 Report. Updated content includes operating costs, capital costs, taxes, forecast long term gold price and the economic analysis. Additionally, work done since 2011 on the property with respect to exploration, drilling, permitting and minor project design changes as a result of recent permitting activities are summarized in the S-K 1300 Report. A data verification exercise was completed by each Wood QP co-authoring the S-K 1300 Report. Wood QPs verified that the updated content of the 2011 Mining Study met at least pre-feasibility level of study as defined in S-K 1300, and it supports the disclosure of exploration results, Mineral Resources, and Mineral Reserves using S-K 1300 standards.

Results of the Donlin Gold Technical Report (NI 43-101) and Donlin Gold Technical Report Summary (S-K 1300)

Wood reviewed the geologic and resource models that supported the 2011 Mining Study, including comparing them to data from recent drilling programs, and determined that they continue to be adequate and suitable to be used for a Mineral Resource estimation. Using updated cost inputs from the first calendar quarter of 2020, a gold price of $1,500 per ounce, and the geologic and resource models utilized in support of the 2011 Mining Study, the contents within an updated optimized pit shell did not show a material change to the Mineral Resources stated in the 2011 Mining Study. Therefore, the Mineral Resources were considered current as of November 30, 2021 and are unchanged. They continue to have an effective date of July 11, 2011.

NOVAGOLD RESOURCES INC.

Similarly, using updated cost inputs, a gold price of $1,200 per ounce, and the geologic and resource models utilized in support of the 2011 Mining Study with appropriate modifying factors applied for Mineral Reserve estimation, the previous Mineral Reserve ultimate pit was contained within an updated optimized pit shell. Therefore, the Mineral Reserves remained current as of November 30, 2021 and are unchanged. Because the Mineral Reserves are supported by an updated economic analysis they have an effective date of April 27, 2021.

Outside of verifying the Mineral Resource and Mineral Reserve estimates, the primary efforts in the 2021 Technical Report and the S-K 1300 Report were financial and permitting updates. This includes updates to estimated capital costs, operating costs, reclamation and closure costs, royalties, taxes, and economic analysis, as well as current status of the permits. Updated capital costs are based on first calendar quarter 2020 pricing (cost indices and current commodity pricing and equipment quotes) applied to the engineering designs and material take-offs from the 2011 Mining Study, except for minor changes made during permitting in the operations water treatment plant and the natural gas pipeline. As a result of the content updates, the total initial capital cost estimate is $7,402 million, which is an increase of 10.8% or $723 million compared to the 2011 Mining Study total initial capital cost estimate. Likewise, the total sustaining capital estimate is $1,723 million, which is an increase of 14.6% or $219 million compared to the 2011 Mining Study total sustaining capital estimate. The 2011 Mining Study operating costs were updated to first calendar quarter 2020 by updating key cost drivers like energy, labor, consumables, and freight. No material changes to project designs, schedules, or productivities were made; consequently, the manning schedules and consumables remain unchanged. The updated estimated Life of Mine (LOM) operating costs total $19,289 million, which is $5.90/t mined, $38.21/t processed, or $635/oz gold sold.

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

The 2021 Technical Report was filed on EDGAR and SEDAR on August 31, 2021. The S-K 1300 Report is filed on EDGAR and SEDAR on January 26, 2022. The 2021 Technical Report and S-K 1300 Report were prepared by Wood.

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

NOVAGOLD RESOURCES INC.

Paul Chilson, P.E., a Qualified Person and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2022 and reviewed the reserves and resources in the S-K 1300 Report and confirmed that the reserves and resources remain current as of November 30, 2022.

Donlin Gold Project, Alaska, USA

The Donlin Gold project is a development-stage gold project held by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned 50% by the Company’s wholly-owned subsidiary, NOVAGOLD Resources Alaska Inc., and 50% by Barrick’s wholly-owned subsidiary, Barrick Gold U.S. Inc. The Company’s book value of its investment in the Donlin Gold project is $3.8 million as of November 30, 2022.

The Company entered into the limited liability company agreement with Barrick (“LLC Agreement”) dated December 1, 2007, which provided for the creation of Donlin Gold, that is jointly owned by the Company and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, the Company agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. As of November 30, 2022, the promissory note, including accrued interest, amounted to approximately $123.7 million. Funding for the project is currently shared by both parties on a 50/50 basis.

Except for events subsequent to the reports, or as otherwise stated or implied, the scientific and technical information regarding the Donlin Gold project in this Annual Report on Form 10-K is based on both the 2021 Technical Report and the S-K 1300 Report.

Property Description and Location

NOVAGOLD RESOURCES INC.

The Donlin Gold deposits are situated approximately 62°North latitude and 158°West longitude, which is 450 km west of Anchorage and 250 km northeast of Bethel up the Kuskokwim River. The closest village is the community of Crooked Creek, approximately 20 km to the south, on the Kuskokwim River.

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

Permits

Donlin Gold obtained the necessary permits and certifications that allowed for the exploration, associated at least pre-feasibility study level test work, environmental monitoring, and Environmental Impact Study (EIS) baseline data collection efforts. The current status of these permits is in line with the termination of the baseline data collection effort, temporary closure of the camp in May 2015, and the seasonal reopening of the site for the geological drill program from July to November 2017, the geotechnical drill program in 2019 for the issuance of the Dam Safety Certifications, and the latest geological drill programs in 2020, 2021, and 2022. The active permits include Alaska Department of Natural Resources (ADNR) temporary use of water; ADNR Application for Permit to Mine in Alaska (approval for the 2020, 2021 and 2022 drill programs), the U.S. Army Corps of Engineers (Corps) individual 404 and nationwide 26 permits; Alaska Department of Environmental Conservation (ADEC) authorizations (landfill, septic system, multisector stormwater general permit – sector G, owners requested limit [air]); and Federal Aviation Administration approval (Landing Area). Other permits were either put on hold, closed, or allowed to expire.

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

On April 27, 2018, the Notice of Availability of the Donlin Gold final EIS was published in the Federal Register. On August 13, 2018, the Corps and the BLM issued a joint Federal Record of Decision (ROD) for the Donlin Gold project. Along with the ROD, the Corps issued a combined permit under CWA Section 404 and Section 10 of the Rivers and Harbors Act. Additionally, the BLM issued the Offer to Lease for the right-of-way (ROW) for those portions of the natural gas pipeline that would cross federal lands. The Pipeline and Hazardous Materials Safety Administration previously issued a special permit for the natural gas pipeline on June 5, 2018.

Several major State of Alaska permits were also issued and advanced during 2018 through 2022. After a public notice and comment period, ADEC issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the State’s water quality standards. The Alaska Pollutant Discharge Elimination System (APDES) water discharge permit was issued by ADEC on May 24, 2018 and became effective on July 1, 2018. Donlin Gold submitted its application to ADEC for the regularly scheduled re-issuance of its APDES permit and in December 2022, Donlin Gold received a letter from ADEC indicating that the application is complete and the permit will remain in effect until ADEC completes the reissuances process. The State of Alaska Department of Fish and Game (ADFG) issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. Donlin Gold applied for a new air quality permit from ADEC, which is expected to be in place when the current permit expires in mid-2023. The Donlin Gold air quality permit renewal is required to update that emissions controls reflect best technology and re-confirm that air quality standards will be met. A draft permit was issued for public comment in December 2022. The final approvals of the Donlin Gold Reclamation Plan and the Waste Management Permit were issued on January 18, 2019. ADNR issued the easement, land leases, land use permits, and material site authorizations for the proposed transportation facilities, and easement for the fiber optic cable on State lands on January 2, 2020. On January 17, 2020, ADNR’s State Pipeline Coordinator Services (SPCS) issued the final State ROW authorization for the natural gas pipeline. On June 29, 2021, ADNR’s Division of Mining Land and Water issued 12 final Water Rights for the mine site and transportation corridor. On November 1, 2021, ADFG issued two Special Area Permits required for pipeline facilities located within the Susitna Flats State Game Refuge (“Refuge”). One permit authorizes the compressor station, and the other permit authorizes the section of the pipeline ROW in the Refuge. On November 1, 2022, ADNR finalized approval of the proposed re-location plan for public easements in the mine site and transportation facility areas.

The field work related to the issuance of the Alaska Dam Safety certificates re-commenced during the third quarter of 2022 and is planned to be completed in 2023.

On June 3, 2020, Earthjustice joined by Orutsararmiut Traditional Native Council (ONC), Chevak, Kasigluk, Eek, Kwinhagak, Marshall, Nightmute, Tununak, Kwethluk, Kotlik, SalmonState, and the Alaska Community Action on Toxics filed a formal appeal with the ADEC Commissioner of the state’s water quality certification under Section 401 of the Clean Water Act. The appeal process consists of an Administrative Hearing in front of an Administrative Law Judge (ALJ) appointed by the ADEC Commissioner. The ALJ was subsequently appointed. On April 12, 2021, the ALJ issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021 in Alaska Superior Court by Earthjustice, on behalf of ONC. On September 27, 2021, Donlin Gold filed a motion requesting a short term stay in the case to allow the State to fully consider additional technical materials on mercury and temperature; the State indicated to the Court that they do not oppose the motion. On October 22, 2021, Donlin Gold submitted to ADEC expert technical reports on mercury and temperature. On November 22, 2021, ADEC filed an additional motion asking to remand the 401 certification back to ADEC to determine how the additional information affects the certification. Earthjustice did not oppose the motion although had comments on the remand process. On December 29, 2021, the Court granted the remand request, dismissed the case without prejudice, and left in place existing certification. On May 13, 2022, the ADEC Water Division Director reaffirmed the 401 certification. On June 13, 2022, Earthjustice appealed the elements of the decision related to temperature to the Commissioner and requested an adjudicatory hearing with an ALJ. On July 14, 2022, the Commissioner granted the request for the hearing and a new ALJ was assigned. On September 14, 2022, Earthjustice filed their initial brief. Donlin Gold and ADEC filed response briefs on October 14, 2022. Earthjustice filed their final response brief on October 21, 2022. The Commissioner’s decision, which he will make in collaboration with the new ALJ, is expected in early 2023. It is then subject to further review in Alaska Superior Court.

NOVAGOLD RESOURCES INC.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. An appeal was also filed by a second party, the owner of an outdoor guiding business around the pipeline route, on September 20, 2021. On April 5, 2022, Earthjustice filed its opening brief, which related to the scope of the cumulative effects analysis required by the Alaska Constitutional, statutory, and regulatory provisions, and related previous litigation. ADNR, Donlin Gold, and Calista filed response briefs on June 15-16, 2022. Earthjustice filed responses on July 18, 2022, and then requested oral arguments. The second appellant filed his initial brief on June 8, 2022. ANDR’s and Donlin Gold’s response briefs were submitted on August 22, 2022, and the second appellant filed their response brief on November 9, 2022. The request for oral arguments was granted by the Court and were held on January 11, 2023. Decisions are expected in 2023.

On May 25, 2022, Earthjustice, on behalf of ONC and five villages, filed an appeal of the final water rights in Alaska Superior Court. Earthjustice filed its initial brief on November 21, 2022. ADNR’s and Donlin Gold’s response briefs are due by January 30, 2023. A decision is expected in 2023 or the first half of 2024.

In September 2022, 13 tribes sent a letter to the Corps and the EPA requesting that the Corps consider requiring a supplemental EIS on the Donlin Gold project and revoking the Clean Water Act Section 404 permit in light of what the tribes consider "new information” since the final EIS was issued in 2018. Also in September 2022, the same tribes submitted a separate letter to EPA requesting that they initiate a Clean Water Act Section 404(c) veto process for the Donlin Gold project. Section 404(c) has recently been applied to the Pebble Project in Alaska but is extremely rarely used by EPA. In early January 2023, Donlin Gold and Calista both submitted responses to the Corps on why the requests to prepare a supplemental EIS or revoke the 404 permit should not be granted.  In mid-January 2023, Donlin Gold also provided a response to EPA describing why the agency should not initiate a 404(c) process.

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

NOVAGOLD RESOURCES INC.

The terms for the Calista Lease and TKC SUA include various royalty and other payment provisions and considerations such as shareholder employment and contracting opportunities. The Lyman Lease provides for rent and certain other payments.

Royalty Terms of the Calista Lease include:

●	Annual advance minimum royalty (variable) to 2030;
●	All advance minimum payments are recoverable as a credit against the net smelter return royalty and net proceeds payment;
●	Net smelter return of 1.5% for the earlier of the first five years following commencement of commercial production or until initial capital payback;
●	Conversion to a 4.5% net smelter return after the earlier of five years or initial capital payback; and
●	Net proceeds royalty of 8% of the net proceeds realized by Donlin Gold LLC commencing with the first quarter in which net proceeds are first realized.

Payment Terms of the TKC SUA include:

●	Annual advance minimum payment (variable per milestones);
●	All advance minimum payments are recoverable as a credit against the milled tonnage fee and net proceeds payment;
●	Milled tonnage fee of $0.40 per tonne processed for the first 10 years of production;
●	Conversion of the milled tonnage fee to $0.50 per tonne processed for all production after 10 years;
●	Net proceeds payment of 3% of the net proceeds realized by Donlin Gold LLC commencing with the first quarter in which net proceeds are first realized.

The term of the Calista Lease is to April 30, 2031 and extends automatically year to year thereafter, so long as either mining or processing operations are carried out on or with respect to the property in good faith on a continuous basis in such year, or Donlin Gold pays to Calista an advanced minimum royalty of $3.0 million (subject to adjustment for increases in the Consumer Price Index) for such year. The TKC SUA remains in effect through April 30, 2031, and on a year-to-year basis thereafter, so long as the Calista Mining Lease remains in effect. The Lyman Lease has an initial term of 20 years but shall be extended while Donlin Gold conducts operations on the property.

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

Exploration History

Approximately 1,678 exploration and development drill holes totaling 367,886 meters, were completed from 1988 through 2007 in at least six separately managed campaigns. Another 108 core holes totaling 33,425 meters were added in 2008 to explore near-pit expansions and satellite deposits, and for facility-related condemnation and geotechnical studies. In 2010, 6 core holes totaling 2,090 meters were drilled for additional pit slope geotechnical drilling. In 2017, 16 core holes totaling 7,040 meters were drilled; in 2020, 85 core holes totaling 23,361 meters were drilled; in 2021, 79 core holes totaling 24,264 meters were drilled; and in 2022, 141 core holes totaling 42,331 meters were drilled.

NOVAGOLD RESOURCES INC.

Approximately 1,396 holes, totaling 339,733 meters, supported the resource model used in the 2011 Mining Study. The remaining holes were either drilled after the completion of the 2011 Mining Study (2017, 2020, 2021, and 2022 drill programs) or were utilized for other purposes, such as district exploration, carbonate resource, facilities condemnation, hydrology, geotechnical, and infrastructure engineering.

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

Pit slope stability of new pit design remained acceptable. Construction suitability of surficial materials in TSF is evaluated.
2017	Donlin Gold LLC	16 core holes totaling 7,040 meters to test targeted mineralized zones, collect structural data related to mineralization, and collect geotechnical data.	Results not included in resource model used in the 2011 Mining Study
2019	Donlin Gold LLC	30 geotechnical core holes totaling 1,060 meters were drilled as part of a site investigation program in support of detailed dam design.	Results not included in resource model used in the 2011 Mining Study
2020	Donlin Gold LLC	85 core holes totaling 23,361 meters in both the ACMA and Lewis deposits to validate recent geologic modeling concepts and test for extensions of high-grade zones.	Results not included in resource model used in the 2011 Mining Study
2021	Donlin Gold LLC	79 core holes totaling 24,264 meters in both the ACMA and Lewis deposits to validate recent geologic modeling concepts and test for extensions of high-grade zones.	Results not included in resource model used in the 2011 Mining Study
2022	Donlin Gold LLC	141 core holes totaling 42,331 meters in both the ACMA and Lewis deposits and in the Divide domain overlapping ACMA and Lewis.	Results not included in resource model used in the 2011 Mining Study

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

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

Mineral Reserve and Mineral Resource Estimates

The mineral reserves for the Donlin Gold project were classified using criteria appropriate under the mining disclosure definitions and standards of NI 43-101 and S-K 1300 with an effective date of April 27, 2021 and are current as of November 30, 2022. The mineral reserves are summarized in the table below.

Proven and Probable Mineral Reserve Estimate, Effective Date April 27, 2021 and remain current as of November 30, 2022, based on $1,200 per ounce gold price

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

NOVAGOLD RESOURCES INC.

(2)

Mineral reserves are reported using an optimized block value (BV) based on the following equation: BV = Gold grade * Recovery – royalties & refining costs – process operating costs – G&A cost reported in $ per tonne processed. Assuming an average gold recovery of 89.5% the marginal gold cut-off grade would be approximately 0.57 grams per tonne, or the gold grade that would equate to a $0.001 BV cut-off at these same values.

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

Mineral reserves and resources have been estimated using a life-of-mine long-term gold price assumption of $1,200 per ounce. Mineral resources are based on a Whittle™ pit optimized for all measured, indicated, and inferred blocks assuming a gold selling price of $1,200 per ounce and are inclusive of reserves. Operating and capital costs are estimated over the life-of-mine.

Mineral resources were classified using criteria appropriate under the mining disclosure standards of S-K 1300 by application of the NSR-based cut-off that incorporated mining and recovery parameters, and constraint of the mineral resources to a pit shell based on commodity prices. The mineral resources (exclusive of mineral reserves) are summarized in the table below.

Mineral Resources Estimate (exclusive of reserves), Effective Date July 11, 2011 and remain current as of November 30, 2022, based on $1,200 per ounce gold price

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

(4)

Mineral resources are reported in-place (point of reference) and contained within a conceptual measured, indicated and inferred optimized pit shell using the following assumptions: gold price of $1,200 per ounce; variable process cost based on 2.1874 * (sulfur grade) + 10.65; administration cost of $2.29 per tonne processed; refining, freight & marketing (selling costs) of $1.85 per ounce recovered; stockpile re-handle costs of $0.20 per tonne processed assuming that 45% of mill feed is re-handled; variable royalty rate, based on royalty of 4.5% * (Gold price – selling cost), and a variable metallurgical recovery depending on the host rock type ranging from 86 to 94%. Assuming an average recovery of 89.5% and average sulfur grade of 1.07%, the marginal gold cut-off grade is 0.47 g/t. These technical and economic parameters are those that were used in the 2011 Mining Study to establish reasonable prospects of eventual economic extraction. Based on the QP’s review of the estimate, there would be no material change to the Mineral Resources if a gold price of $1,500/oz was used and other economic parameters were updated to the 2020 parameters used in the Mineral Reserve estimate. Therefore the 2011 Mineral Resource statement is considered current and is presented unchanged. See “Section 11: Mineral Resource Estimates” of the S-K 1300 Report.

(5)	Rounding may result in apparent summation differences between tonnes, grade and contained metal content.

(6)	Tonnage and grade measurements are in metric units. Contained gold ounces are reported as troy ounces.

NOVAGOLD RESOURCES INC.

Mineral Resources Estimate (inclusive of reserves)

			Contained Gold (thousands of ounces)
Resource Category	Tonnes (thousands)	Gold Grade (grams/tonne)	100%	Attributable to NOVAGOLD 50%
Measured	7,731	2.52	626	313
Indicated	533,607	2.24	38,380	19,190
Measured and indicated	541,337	2.24	39,007	19,503
Inferred	92,216	2.02	5,993	2,997

Notes:

(1)

Mineral resources are reported inclusive of mineral reserves. This information supplements the prior table showing Mineral Resource Estimates exclusive of Mineral Resources as required by S-K 1300. Mineral resources are reported on a 100% ownership basis and a 50% ownership basis. The 50% basis is attributable to NOVAGOLD through their 50% ownership interest in the joint venture that owns the mineral rights and manages the Donlin Gold project property.

(2)	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

(3)	The cut-off date for the sample database used in the resource estimate is November 1, 2009. However, more recent drilling data was used to validate the resource model as remaining current.

(4)

Mineral resources are reported in-place (point of reference) and contained within a conceptual measured, indicated and inferred optimized pit shell using the following assumptions: gold price of $1,200 per ounce; variable process cost based on 2.1874 * (sulfur grade) + 10.65; administration cost of $2.29 per tonne processed; refining, freight & marketing (selling costs) of $1.85 per ounce recovered; stockpile re-handle costs of $0.20 per tonne processed assuming that 45% of mill feed is re-handled; variable royalty rate, based on royalty of 4.5% * (Gold price – selling cost), and a variable metallurgical recovery depending on the host rock type ranging from 86 to 94%. Assuming an average recovery of 89.5% and average sulfur grade of 1.07%, the marginal gold cut-off grade is 0.47 g/t. These technical and economic parameters are those that were used in the 2011 Mining Study to establish reasonable prospects of eventual economic extraction. Based on the QP’s review of the estimate, there would be no material change to the Mineral Resources if a gold price of $1,500/oz was used and other economic parameters were updated to the 2020 parameters used in the Mineral Reserve estimate. Therefore the 2011 Mineral Resource statement is considered current and is presented unchanged.

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

Financial model parameters

The estimated mine life is 27 years based on a nominal processing rate of 53,500 tonnes per day. Annual gold production over the projected mine life averages 1.13 million ounces per year, including 1.46 million ounces per year for the first five full years of production. The total initial capital cost estimate is approximately $7,402 million. The project’s estimated after-tax net present value at a 5% discount rate (“NPV 5%”) is $3,040 million using the base case gold price of $1,500 per ounce. The internal rate of return (IRR) at the same gold price is 9.2%.

Base Case Project Sensitivity to Gold Price

Gold price ($ per ounce)	After-tax cash flow ($ million)	After-tax NPV 5% ($ million)	After-tax IRR (%)	Payback (years)
1,200	6,556	202	5.3	10.3
1,300	8,773	1,161	6.8	9.2
1,400	10,974	2,109	8.1	8.1
1,500	13,145	3,040	9.2	7.3
1,600	15,308	3,967	10.4	6.7
1,700	17,455	4,887	11.4	6.2
1,800	19,125	5,696	12.4	5.9

NOVAGOLD RESOURCES INC.

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

Support equipment will be used for road, bench, dump maintenance, and miscellaneous projects.

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

Proposed Waste Rock Facility (WRF)

Waste rock from open pit mining will be placed in an ex-pit WRF in the American Creek Valley, east of the pit area, or in a backfill dump in the ACMA pit. The ultimate footprint of the WRF covers an area of approximately 9 square kilometers. Approximately 2,232 million tonnes of waste rock and overburden will be placed in the WRF, and 423 million tonnes will be placed in the ACMA pit backfill dump. Approximately 91 million tonnes of waste rock will be used for construction purposes, and 17 million tonnes of overburden will be stockpiled and used later for reclamation purposes.

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

In nearby villages, Crooked Creek has approximately 105 residents and Aniak has a population of approximately 500. The workforce for the project would be sourced from the local area, from Alaskan regional centers and from other sources as required.

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

NOVAGOLD RESOURCES INC.

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

Financial results

The total initial capital cost estimate for the Donlin Gold project is approximately $7,402 million. The project’s estimated after-tax NPV at a 5% discount rate is $3,040 million with an IRR after-tax at 9.2% using the base case gold price of $1,500 per ounce. The undiscounted break-even gold price is $930 per ounce and at a 5% discount rate is $1,180 per ounce. In the S-K 1300 Report, the overall economic viability of the project was evaluated by both discounted and undiscounted cash flow analyses, based on the engineering studies and cost estimates discussed in the S-K 1300 Report.

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

NOVAGOLD RESOURCES INC.

Current Activities

For information on current activities, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Change in Mineral Resources and Reserves from 2021 to 2022

There were no changes in reported mineral resources and reserves reported for the years ended November 30, 2021 and 2022. Paul Chilson, P.E., a Qualified Person and an employee of the Company, has reviewed the mineral reserves and mineral resources and material assumptions included in this Annual Report on Form 10-K and confirmed that they remain current as of November 30, 2022.

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (MSHA). During the fiscal year ended November 30, 2022, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold LLC is the operator of the Donlin Gold project. Donlin Gold LLC is not a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control Donlin Gold LLC.

NOVAGOLD RESOURCES INC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the New York Stock Exchange (NYSE American) and on the Toronto Stock Exchange (TSX) under the symbol “NG.” On January 17, 2023, there were 586 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. We believe that more than half of our common shares are beneficially owned by investors in the United States.

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

Current and potential U.S. holders of our common shares should be aware that we believe we were a PFIC for the fiscal year ended November 30, 2022, and based on current business plans and financial expectations, may be a PFIC in the current tax year and future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, shareholders that are U.S. holders will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

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

NOVAGOLD RESOURCES INC.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

NOVAGOLD RESOURCES INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (US dollars in thousands, except per share amounts)

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

The following MD&A generally discusses our consolidated financial condition and results of operations for 2022 and 2021 and year-to-year comparisons between 2022 and 2021. Discussions of our consolidated financial condition and results of operations for 2020 and year-to-year comparisons between 2021 and 2020 are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021, filed with the Securities and Exchange Commission on January 26, 2022, are incorporated by reference into this MD&A.

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

Stakeholder and government engagement

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

Donlin Gold continues to work with Calista and TKC in all aspects of outreach and engagement throughout the Y-K region. Crooked Creek, the closest community to the project site in the Y-K region submitted a letter in support of Donlin Gold. Three additional Shared Value Statements were also signed with villages in the Y-K region in the last three months for a total of 11. These formalize current engagement with key local communities, expand upon the long-term relationships already established with them, and address specific community needs including: water, sewer, and solid waste projects; the ice road that connects remote villages in the Y-K region; salmon and other aquatic life studies; and suicide and public safety prevention programs. Various local hires from the 2022 drill program will continue to support Donlin Gold’s engagement efforts through the Community Liaison program in five Y-K villages.

For the 2022 season, Donlin Gold hired employees from 24 Y-K communities. In an area with high unemployment and fewer job choices than in urban environments, the work experience and skills training that Donlin Gold provides is attractive and employees are encouraged to bring their safety knowledge into their home village. Local community involvement in the project is core to both Barrick’s and NOVAGOLD’s philosophy, and approximately 83% of Donlin Gold direct hires for this year’s work program were Alaska Natives.

Calista and Donlin Gold continued their proactive, bipartisan outreach in Alaska and with the Administration and Congress in Washington, D.C. to highlight the thoroughness of the project’s environmental review and permitting processes, in addition to the considerable benefits that the project would deliver to all Native Alaskans. The 2022 United States elections were held on November 8, 2022. Alaska U.S. Senator Lisa Murkowski and Governor Michael Dunleavy were re-elected. Both, along with U.S Senator Dan Sullivan, have been long-term supporters of the Donlin Gold project. We also recognize the historic re-election of U.S. Congresswomen Mary Peltola for a full term as an Alaska Native from the Y-K region and look forward to our continued outreach to her regarding Donlin Gold in the upcoming year.

NOVAGOLD RESOURCES INC.

Environment and social investments

Environmental stewardship, education, community wellness, and cultural preservation constitute key focus investments for Donlin Gold in the Y-K region. The project supports these initiatives through fisheries studies and other environmental activities, subsistence and cultural preservation efforts, and educational grants. A wide range of activities and projects were carried out in collaboration with Calista and TKC during the fiscal year 2022.

Some of these activities included the Backhaul Project, “In It for the Long Haul”. This was the fifth annual backhaul project to collect, remove, and safely dispose of household hazardous and electronic waste from 30 remote villages throughout the Y-K region, removing nearly 400,000 pounds of waste during the last five years that would otherwise have ended up in landfills and waterways. Donlin Gold supported various search and rescue teams in the region, provided funding to the Healthy Alaska Natives Foundation and Bethel Community Services Foundation, as well as sponsored and participated in the Alaska Safe Riders initiative, which promotes safety for year-round outdoor sports. Donlin Gold fostered education, community wellness and cultural preservation through a variety of interventions including several river studies, supporting the local school district and educational organizations, funding and participating in youth sporting activities, and backing initiatives led by Traditional Councils and Native communities.

During the 2022 field season at the Donlin Gold project site, there were no spills to water and no spills of greater than 10 gallons to land. There were no spills that required reporting to government agencies. Donlin Gold was not cited for any permit non-compliance during 2022. Donlin Gold further continued updating its site baseline data, including monitoring water quality and fisheries.

Permitting

Permitting in Alaska has been a tremendous achievement to date and a substantial undertaking over many years to ensure a diligent, thorough, transparent, and inclusive process for all involved, including stakeholders from the Y-K region. Donlin Gold, its owners, and its partners Calista and TKC are intimately familiar with the permitting and regulatory processes applicable to the project and will continue to support the State in its defense of the thorough and diligent permitting process. Together, they will also continue working to secure the various remaining state-level permits and certificates required for the project. Calista and Donlin Gold continued their proactive, bipartisan outreach in Alaska and with the Administration and Congress in Washington, D.C. to highlight the thoroughness of the project’s environmental review and permitting processes as well as the benefits the project would deliver to all Native Alaskans. Alaska’s U.S. Senators and Governor have consistently expressed their long-term support of the Donlin Gold project.

The APDES water discharge permit was issued by ADEC on May 24, 2018 and became effective on July 1, 2018. Donlin Gold submitted its application to ADEC for the regularly scheduled re-issuance of its APDES permit and in December 2022, Donlin Gold received a letter from ADEC indicating that the application is complete and the permit will remain in effect until ADEC completes the reissuances process. ADFG issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. Donlin Gold applied for a new air quality permit from ADEC, which is expected to be in place when the current permit expires in mid-2023. The Donlin Gold air quality permit renewal is required to update that emissions controls reflect best technology and re-confirm that air quality standards will be met, which modeling demonstrates they will be. A draft permit was issued for public comment in December 2022. The final approvals of the Donlin Gold Reclamation Plan and the Waste Management Permit were issued on January 18, 2019. ADNR issued the easement, land leases, land use permits, and material site authorizations for the proposed transportation facilities, and easement for the fiber optic cable on State lands on January 2, 2020. On January 17, 2020, SPCS issued the final State ROW authorization for the natural gas pipeline. On June 29, 2021, ADNR’s Division of Mining Land and Water issued 12 final Water Rights for the mine site and transportation corridor. On November 1, 2021, ADFG issued two Special Area Permits required for pipeline facilities located within the Refuge. One permit authorizes the compressor station, and the other permit authorizes the section of the pipeline ROW in the Refuge. On November 1, 2022, ADNR finalized approval of the proposed re-location plan for public easements in the mine site and transportation facility areas.

The field work related to the issuance of the Alaska Dam Safety certificates re-commenced during the third quarter of 2022 and is planned to be completed in 2023.

In September 2022, 13 Tribes sent a letter to the Corps and the EPA requesting that the Corps consider requiring a supplemental EIS on the Donlin Gold project and revoking the Clean Water Act Section 404 permit in light of what the Tribes consider "new information” since the final EIS was issued in 2018. Also in September 2022, the same Tribes submitted a separate letter to EPA requesting that they initiate a Clean Water Act Section 404(c) veto process for Donlin. A Section 404(c) veto has recently been applied to the Pebble Project in Alaska but is rarely used by EPA. Donlin Gold and Calista are preparing responses to submit to the Corps and EPA arguing that the Tribes’ requests should be denied.

On June 3, 2020, Earthjustice joined by ONC, Chevak, Kasigluk, Eek, Kwinhagak, Marshall, Nightmute, Tununak, Kwethluk, Kotlik, SalmonState, and the Alaska Community Action on Toxics filed a formal appeal with the ADEC Commissioner of the State’s water quality certification under Section 401 of the Clean Water Act. The appeal process consists of an Administrative Hearing in front of an ALJ appointed by the ADEC Commissioner. The ALJ was subsequently appointed. On April 12, 2021, the ALJ issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021 in Alaska Superior Court by Earthjustice, on behalf of ONC. On September 27, 2021, Donlin Gold filed a motion requesting a short term stay in the case to allow the State to fully consider additional technical materials on mercury and temperature; the State indicated to the Court that they do not oppose the motion. On October 22, 2021, Donlin Gold submitted to ADEC expert technical reports on mercury and temperature. On November 22, 2021, ADEC filed an additional motion asking to remand the 401 certification back to ADEC to determine how the additional information affects the certification. Earthjustice did not oppose the motion although had comments on the remand process. On December 29, 2021, the Court granted the remand request, dismissed the case without prejudice, and left in place existing certification. On May 13, 2022, the ADEC Water Division Director reaffirmed the 401 certification. On June 13, 2022, Earthjustice appealed the elements of the decision related to temperature to the Commissioner and requested an adjudicatory hearing with an ALJ. On July 14, 2022, the Commissioner granted the request for the hearing and a new ALJ was assigned. On September 14, 2022, Earthjustice filed their initial brief. Donlin Gold and ADEC filed response briefs on October 14, 2022. Earthjustice filed their final response brief on October 21, 2022. The Commissioner’s decision, which he will make in collaboration with the ALJ, is expected in early 2023. It is then subject to further review in Alaska Superior Court.

NOVAGOLD RESOURCES INC.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. An appeal was also filed by a second party, the owner of an outdoor guiding business around the pipeline route, on September 20, 2021. On April 5, 2022, Earthjustice filed its opening brief, which related to the scope of the cumulative effects analysis required by the Alaska Constitutional, statutory, and regulatory provisions, and related previous litigation. ADNR, Donlin Gold, and Calista filed response briefs on June 15-16, 2022. Earthjustice filed responses on July 18, 2022, and then requested oral arguments. The second appellant filed his initial brief on June 8, 2022. ANDR’s and Donlin Gold’s response briefs were submitted on August 22, 2022, and the second appellant filed their response brief on November 9, 2022. The request for oral arguments was granted by the Court and they were held on January 11, 2023. Decisions are expected in 2023.

On May 25, 2022, Earthjustice, on behalf of ONC and five villages, filed an appeal of the final Water Rights in Alaska Superior Court. Earthjustice filed its initial brief on November 21, 2022. ADNR’s and Donlin Gold’s response briefs are due by January 30, 2023. A decision is expected in 2023 or the first half of 2024.

In September 2022, 13 tribes sent a letter to the Corps and the EPA requesting that the Corps consider requiring a supplemental EIS on the Donlin Gold project and revoking the Clean Water Act Section 404 permit in light of what the tribes consider "new information” since the final EIS was issued in 2018. Also in September 2022, the same tribes submitted a separate letter to EPA requesting that they initiate a Clean Water Act Section 404(c) veto process for the Donlin Gold project. A Section 404(c) veto has recently been applied to the Pebble Project in Alaska but is rarely used by EPA. In early January 2023, Donlin Gold and Calista both submitted responses to the Corps on why the requests to prepare a supplemental EIS or revoke the 404 permit should not be granted. In mid-January 2023, Donlin Gold also provided a response to EPA describing why the agency should not initiate a 404(c) process.

Donlin Gold project

In 2022, Donlin Gold completed a 141-hole drilling program totaling 42,331 meters. As part of a key focus area for the drill program, the tight-spaced grid drilling in structural domains in the Lewis (further infilled to 10m x 10m), West ACMA and Divide areas confirmed recent geological modelling at wider drill-spacing in the immediate area surrounding the grids. It also identified additional short-scale controls that will be incorporated in an update to improve the geological domains used for global resource estimation which will be utilized for strategic mine planning work. In addition, the 14 geotechnical drill holes provided results for advancing efforts in completing the issuance of the Alaska Dam Safety Certifications.

With the receipt of the final assay results for the 2022 drill program (that returned significant high-grade intercepts and continued to demonstrate important grade continuity), an update of the resource model, and completion of trade-off studies, the owners expect to take the next steps in moving the Donlin Gold project up the value chain and leading toward an updated feasibility study decision.

Our share of funding for the Donlin Gold project in 2022 was $28,435. In 2023, we expect our share of Donlin Gold funding to be approximately $17,000 to update geologic modelling and interpretation work for an updated resource model and includes engineering activities for use in an updated project feasibility study, the advancement of current permits, fieldwork for the Alaska Dam Safety certificates, environmental studies, community relations, and government affairs activities.

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

NOVAGOLD RESOURCES INC.

Consolidated Financial Results

The details of our Net loss are set forth below:

	Years ended November 30,
	2022	2021	Change
Net loss	$(53,343)	$(40,536)	$(12,807)
Net loss per common share, basic and diluted	$(0.16)	$(0.12)	$(0.04)

Net loss increased by $12,807 from 2021 to 2022, primarily due to the expanded Donlin Gold drilling and work program, and lower accretion income in 2022 resulting from the receipt of the $75,000 note from Newmont in July 2021. Increasing interest rates resulted in higher Barrick promissory note interest expense and was offset by income earned on cash and term deposits and favorable foreign exchange movements.

Liquidity and Capital Resources

Liquidity overview

At present, we believe we have sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs through completion of an updated Donlin Gold feasibility study. Substantial additional capital will be required once a decision to commence engineering and construction is reached by the Donlin Gold board for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our anticipated expenditures in fiscal year 2023 are approximately $31,000, including $17,000 to fund the Donlin Gold project, $13,000 for corporate general and administrative costs, and $1,000 for working capital and other items.

Our financial position includes the following as of November 30, 2022:

●	Cash and cash equivalents of $63,882.
●	Term deposits of $62,000 denominated in U.S. dollars and held at Canadian chartered banks with high investment-grade ratings and maturities of one year or less.
●

Note receivable for $25,000 due on the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a note for $75,000 fully contingent upon approval of a Galore Creek project construction plan by the owner(s).

●

Promissory note payable to Barrick of $123,685, including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

Our Consolidated Statements of Cash Flows are summarized as follows:

	Years ended November 30,
	2022	2021	Change

Operating activities	$(12,371)	$(9,863)	$(2,508)
Funding of Donlin Gold	(28,435)	(17,587)	(10,848)
Proceeds from note receivable	—	75,000	(75,000)
Net proceeds from (purchases of) term deposits	16,000	(17,221)	33,221
Proceeds from sale of assets	73	200	(127)
Withholding tax on share-based compensation	(2,122)	(731)	(1,391)
Effect of exchange rate changes on cash and other	(387)	420	(807)
Net change in cash and cash equivalents	$(27,242)	$30,218	$(57,460)

In 2022, the net decrease in Cash and cash equivalents of $27,242 primarily resulted from Donlin Gold funding of $28,435, corporate operating activities of $12,371 and withholding tax on share-based compensation of $2,122, partially offset by cash received from term deposits of $16,000.

NOVAGOLD RESOURCES INC.

Net spending on operating activities increased in 2022 from 2021 primarily due to the timing of corporate liability insurance payments, partially offset by higher interest received on cash and term deposits due to higher interest rates. Donlin Gold funding increased due to the expanded drilling and work program. In 2021, a $75,000 payment was received from Newmont related to the 2018 sale of Galore Creek.

Outstanding share data

As of January 17, 2023, the Company had 333,965,718 common shares issued and outstanding. Also, as of January 17, 2023, the Company had: i) a total of 9,229,233 stock options outstanding; 7,968,101 of those stock options with a weighted-average exercise price of $6.26 and the remaining 1,261,132 with a weighted-average exercise price of C$8.02; and ii) 1,605,500 performance shares units (PSUs) and 301,359 deferred share units (DSUs) outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 11,938,842 common shares.

Related party transactions

As of November 30, 2022, the Company has accounts receivable from Donlin Gold of $574 (November 30, 2021: $nil) included in Other current assets for third party study costs contracted for by the Company on behalf of Donlin Gold.

Fourth quarter results

During the fourth quarter of 2022 we incurred a net loss of $12,255 compared to a net loss of $10,269 in 2021. The increase in net loss primarily resulted from the expanded activity at Donlin Gold and increased interest on the promissory note, partially offset by higher interest income and lower remediation expense for the former New Gold House mineral property.

Critical Accounting Policies

We believe the following accounting policies are critical to our financial statements due to the degree of uncertainty regarding the judgements or assumptions involved and/or the magnitude of the asset, liability, or expense being reported.

Contingent note receivable

A portion of the proceeds on the sale of the Company’s 50% interest in the Galore Creek project to Newmont, included a contingent note for $75,000 receivable upon the approval of a Galore Creek project construction plan by the owner(s). The Company has assigned no value to the contingent note receivable as management determined that approval of Galore Creek project construction was not probable as of the closing of the Galore Creek sale, and management’s assessment did not change as of November 30, 2022. The contingent note will be recognized only when, in management’s judgement, payment is probable, and the amount recorded will not reverse in future periods.

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

As of November 30, 2022, we had $2,303 of unrecognized compensation cost related to 3,231,000 non-vested stock options expected to be expensed and vest over a period of approximately two years. Also, as of November 30, 2022, we had 1,257,200 non-vested PSU awards outstanding of which 438,900 were fully expensed. On December 1, 2022, it was determined that those expensed PSU awards matured and did not meet the performance criteria; therefore, no common shares were issued. The remaining 818,300 non-vested PSU awards with $3,184 of unrecognized compensation cost will be expensed over a period of approximately two years.

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

A note receivable of $25 million is due from a subsidiary of Newmont upon the earlier of the completion of a Galore Creek project feasibility study or July 27, 2023. Newmont is a publicly traded company with investment-grade credit ratings and has guaranteed the notes receivable.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2022, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.24 million in the interest accrued on the promissory note per annum. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

NOVAGOLD RESOURCES INC.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of NOVAGOLD RESOURCES INC.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. and its subsidiaries (together, the Company) as of November 30, 2022 and 2021, and the related consolidated statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended November 30, 2022, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Recognition of the contingent note receivable

As described in Notes 2 and 4 to the consolidated financial statements, on July 27, 2018, the Company sold its interest in the Galore Creek project (the sale). As part of the consideration for the sale, the Company received a $75 million note (the contingent note receivable), which is contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale or in subsequent periods. Management’s assessment did not change as of November 30, 2022. The contingent note will be recognized when, in management’s judgment, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

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

January 25, 2023

We have served as the Company's auditor since 1984.

NOVAGOLD RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	As of November 30,
	2022	2021
ASSETS
Cash and cash equivalents	$63,882	$91,124
Term deposits	62,000	78,000
Notes receivable (Note 4)	24,421	—
Other assets (Note 6)	2,235	327
Current assets	152,538	169,451
Notes receivable (Note 4)	—	23,572
Investment in Donlin Gold (Note 5)	3,848	3,576
Other assets (Note 6)	2,803	2,253
Total assets	$159,189	$198,852

LIABILITIES
Accounts payable and accrued liabilities	$769	$682
Accrued payroll and related benefits	2,532	2,637
Other liabilities (Note 9)	1,298	1,064
Current liabilities	4,599	4,383
Promissory note (Note 7)	123,685	115,723
Other liabilities (Note 9)	1,002	464
Total liabilities	129,286	120,570

Commitments and contingencies (Notes 7 and 8)

EQUITY
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 333.8 and 332.4 million shares, respectively	1,983,962	1,978,520
Contributed surplus	82,866	82,216
Accumulated deficit	(2,012,508)	(1,959,165)
Accumulated other comprehensive loss	(24,417)	(23,289)
Total equity	29,903	78,282
Total liabilities and equity	$159,189	$198,852

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang	/s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(US dollars in thousands except per share amounts)

	Years ended November 30,
	2022	2021	2020
Operating expenses:
General and administrative (Note 12)	$20,109	$20,210	$18,735
Equity loss - Donlin Gold (Note 5)	28,163	16,625	14,502
	48,272	36,835	33,237

Loss from operations	(48,272)	(36,835)	(33,237)
Interest expense on promissory note (Note 7)	(7,962)	(5,922)	(6,014)
Accretion of notes receivable (Note 4)	849	2,556	3,337
Other income (expense), net (Note 14)	2,009	(198)	1,569
Loss before income taxes	(53,376)	(40,399)	(34,345)
Income tax recovery (expense) (Note 15)	33	(137)	781
Net loss	(53,343)	(40,536)	(33,564)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,128)	587	932
	(1,128)	587	932

Comprehensive loss	$(54,471)	$(39,949)	$(32,632)

Net loss per common share – basic and diluted	$(0.16)	$(0.12)	$(0.10)

Weighted average shares outstanding
Basic and diluted (thousands)	333,236	331,546	329,269

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Years ended November 30,
	2022	2021	2020
Operating activities:
Net loss	$(53,343)	$(40,536)	$(33,564)
Adjustments:
Equity loss – Donlin Gold	28,163	16,625	14,502
Share-based compensation	8,214	8,235	7,057
Interest expense on promissory note	7,962	5,922	6,014
Remediation expense	366	938	—
Foreign exchange (gain) loss	(595)	336	606
Accretion of notes receivable	(849)	(2,556)	(3,337)
Change in fair value of marketable securities	(189)	(418)	(431)
Gain on sale of mineral property	—	(200)	—
Deferred income tax recovery	—	—	(751)
Other operating adjustments	(44)	7	19
Net change in operating assets and liabilities (Note 17)	(2,056)	1,784	(135)
Net cash used in operating activities	(12,371)	(9,863)	(10,020)

Investing activities:
Proceeds from term deposits	148,000	141,578	81,000
Purchases of term deposits	(132,000)	(158,799)	(61,000)
Proceeds from note receivable	—	75,000	—
Funding of Donlin Gold	(28,435)	(17,587)	(15,276)
Proceeds from sale of mineral property	—	200	—
Other	73	—	—
Net cash provided from investing activities	(12,362)	40,392	4,724

Financing activities:
Withholding tax on share-based compensation	(2,122)	(731)	(1,652)
Net cash used in financing activities	(2,122)	(731)	(1,652)

Effect of exchange rate changes on cash and cash equivalents	(387)	420	305
Net change in cash and cash equivalents	(27,242)	30,218	(6,643)
Cash and cash equivalents at beginning of year	91,124	60,906	67,549
Cash and cash equivalents at end of year	$63,882	$91,124	$60,906

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF EQUITY

(US dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total
	Shares	Amount	Surplus	deficit	AOCL*	equity
November 30, 2019	327,630	$1,965,573	$82,254	$(1,885,065)	$(24,808)	$137,954
Share-based compensation	—	—	7,057	—	—	7,057
Performance share units (PSUs) settled in shares	410	1,026	(1,026)	—	—	—
Stock options exercised	2,372	5,430	(5,430)	—	—	—
Withholding tax on PSUs	—	—	(1,652)	—	—	(1,652)
Net loss	—	—	—	(33,564)	—	(33,564)
Other comprehensive income	—	—	—	—	932	932
November 30, 2020	330,412	$1,972,029	$81,203	$(1,918,629)	$(23,876)	$110,727

Share-based compensation	—	—	8,235	—	—	8,235
PSUs settled in shares	574	1,460	(1,460)	—	—	—
Stock options exercised	1,430	5,031	(5,031)	—	—	—
Withholding tax on PSUs	—	—	(731)	—	—	(731)
Net loss	—	—	—	(40,536)	—	(40,536)
Other comprehensive income	—	—	—	—	587	587
November 30, 2021	332,416	$1,978,520	$82,216	$(1,959,165)	$(23,289)	$78,282

Share-based compensation	—	—	8,214	—	—	8,214
PSUs settled in shares	430	1,731	(1,731)	—	—	—
Deferred share units (DSUs) settled in shares	53	249	(249)	—	—	—
Stock options exercised	854	3,462	(3,462)	—	—	—
Withholding tax on PSUs	—	—	(2,122)	—	—	(2,122)
Net loss	—	—	—	(53,343)	—	(53,343)
Other comprehensive loss	—	—	—	—	(1,128)	(1,128)
November 30, 2022	333,753	$1,983,962	$82,866	$(2,012,508)	$(24,417)	$29,903

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

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer considers the business from a geographic perspective considering the performance of our investment in the Donlin Gold project in Alaska, USA (Note 5).

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

NOTE 4 – NOTES RECEIVABLE

Changes in the Company’s Notes receivable are summarized as follows:

	Years ended November 30,
	2022	2021	2020
Balance – beginning of period	$23,572	$96,016	$92,679
Accretion of notes receivable	849	2,556	3,337
Payment received	—	(75,000)	—
Balance – end of period	$24,421	$23,572	$96,016

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

As of November 30, 2022, the carrying value of the $25,000 note was $24,421 including $3,473 of accumulated accretion. The carrying value of the note is being accreted to $25,000 over five years at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term.

A contingent note for $75,000 is due upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of November 30, 2022.

Minas San Roque

On November 3, 2021, the Company sold its 49% interest in the Minas San Roque project in Argentina to Marifil S.A., a subsidiary of International Iconic Gold Mines Ltd. (“Iconic”) for cash proceeds of C$250 upon closing, a C$750 note receivable due on November 1, 2022, and a C$1,000 note receivable due on November 1, 2023. The notes are guaranteed by Iconic. On closing, the Company determined the fair value of the notes was nil. The Company’s assessment did not change as of November 30, 2022. Subsequent to November 30, 2022, Iconic obtained sufficient funding and completed the C$750 note payment by the end of December 2022.

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Years ended November 30,
	2022	2021	2020
Balance – beginning of period	$3,576	$2,614	$1,840
Share of losses:
Mineral property expenditures	(27,690)	(16,286)	(14,339)
Depreciation	(427)	(300)	(163)
Accretion	(46)	(39)	—
	(28,163)	(16,625)	(14,502)
Funding	28,435	17,587	15,276
Balance – end of period	$3,848	$3,576	$2,614

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

	As of November 30,
	2022	2021
Current assets: Cash, prepaid expenses, and other receivables	$4,220	$3,815
Non-current assets: Right-of-use assets, property and equipment	2,036	1,417
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(2,322)	(1,584)
Non-current liabilities: Reclamation and lease obligations	(701)	(687)
Net assets	$35,848	$35,576

NOTE 6 – OTHER ASSETS

	As of November 30,
	2022	2021
Other current assets:
Accounts and interest receivable	$363	$302
Receivable from Donlin Gold	574	—
Prepaid expenses	1,298	25
	$2,235	$327

Other long-term assets:
Marketable equity securities	$1,845	$1,830
Right-of-use assets	939	396
Office equipment	19	27
	$2,803	$2,253

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $123,685, comprised of $51,576 in principal, and $72,109 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

Changes in the Company’s Promissory Note is summarized as follows:

	Years ended November 30,
	2022	2021	2020
Balance – beginning of period	$115,723	$109,801	$103,787
Interest expense on promissory note	7,962	5,922	6,014
Balance – end of period	$123,685	$115,723	$109,801

NOTE 8 – LEASES

The Company leases office space under non-cancelable operating leases with original lease terms of five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five years. These optional periods have not been considered in the determination of ROU assets or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options. In 2022, the Company extended the lease of its Salt Lake City office for an additional 6.25 years. Certain of our leases include payments that vary based on the Company’s level of usage and operations. These variable payments are not included within ROU assets and lease liabilities in the Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

Lease expenses are included in General and administrative expense – Office expense on the Consolidated Statements of Loss and include the following components:

	Years ended November 30,
	2022	2021
Operating lease cost	$234	$235
Variable lease cost	126	122
Short-term lease cost	5	4
	$365	$361

Future minimum lease payments under non-cancellable operating leases as of November 30, 2022, were as follows:

2023	$194
2024	234
2025	157
2026	154
2027	159
Thereafter	220
Total future minimum lease payments	1,118
Less: imputed interest	(174)
Total	$944

Other information regarding leases for the year ended November 30, 2022 includes the following:

Cash paid for operating leases	$238
Variable lease cost	126
Short-term lease cost	5
$369

Right-of-use assets obtained in exchange for lease liabilities	$750
Weighted average remaining lease term (years) – operating leases	5.6
Weighted average discount rate – operating leases	5.8%

NOTE 9 – OTHER LIABILITIES

	As of November 30,
	2022	2021
Other current liabilities:
Remediation liabilities	$1,156	$840
Lease obligations	142	224
	$1,298	$1,064

Other long-term liabilities:
Remediation liabilities	$200	$280
Lease obligations	802	184
	$1,002	$464

NOTE 10 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 333,753,116 were issued and outstanding as of November 30, 2022, and 332,415,547 were issued and outstanding as of November 30, 2021.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

Preferred shares

Pursuant to the Company’s Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the Directors. The Directors have the authority to determine the preferences, limitations, and relative rights of each series of preferred shares. As of November 30, 2022 and 2021, no preferred shares were issued or outstanding.

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, accounts payable and accrued liabilities, and promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair value of the Company’s other financial instruments approximate their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, note receivable, accounts payable and accrued liabilities, and promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,845 as of November 30, 2022 ($1,830 as of November 30, 2021), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 12 – GENERAL AND ADMINISTRATIVE

	Years ended November 30,
	2022	2021	2020
Share-based compensation (Note 13)	$8,214	$8,235	$7,057
Salaries and benefits	6,710	6,599	6,274
Office expense	2,992	2,544	2,199
Professional fees	1,177	1,849	2,139
Corporate communications and regulatory	1,009	976	1,059
Depreciation	7	7	7
	$20,109	$20,210	$18,735

NOTE 13 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives, employees and eligible consultants, a PSU plan for executives, employees, and eligible consultants and a DSU plan for non-executive directors of the Company. Options granted to purchase common shares have exercise prices not less than the fair market value of the underlying share at the date of grant. As of November 30, 2022, 30,783,900 common shares were available for future share incentive plan awards under all three plans.

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

The Company recognized share-based compensation expense (see Note 12 - General and administrative) as follows:

	Years ended November 30,
	2022	2021	2020
Stock options	$4,642	$4,721	$4,309
Performance share unit plan	3,345	3,278	2,547
Deferred share unit plan	227	236	201
	$8,214	$8,235	$7,057

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

A summary of stock options outstanding as of November 30, 2022, and activity during the year ended November 30, 2022 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2021	8,602	$5.43
Granted	1,987	6.71
Exercised	(2,566)	3.88
Cancelled	(306)	6.44
November 30, 2022	7,717	$6.18	2.27	$5,801
Vested and exercisable as of November 30, 2022	4,486	$5.20	1.43	$5,796

The following table summarizes other stock option-related information:

	Years ended November 30,
	2022	2021	2020
Weighted-average assumptions used to value stock option awards:
Expected volatility	$46.5%	47.2%	46.1%
Expected term of options (years)	4	4	4
Expected dividend rate	—	—	—
Risk-free interest rate	1.13%	0.3%	1.5%
Expected forfeiture rate	2.9%	3.0%	3.1%
Weighted-average grant-date fair value	$2.49	$3.63	$2.70
Intrinsic value of options exercised	$5,723	$12,543	$24,137
Cash received from options exercised	$—	$—	$—

As of November 30, 2022, the Company had $2,303 of unrecognized compensation cost related to 3,231,000 non-vested stock options expected to be expensed and vest over a period of approximately two years.

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

A summary of PSU awards outstanding and activity during the year ended November 30, 2022 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2021	1,583	$5.94
Granted	517	6.75
Vested	(745)	3.69
Performance adjustment	(56)	3.69
Cancelled	(42)	7.69
November 30, 2022	1,257	$7.65	$2,326

As of November 30, 2022, the Company had 1,257,200 non-vested PSU awards outstanding of which 438,900 were fully expensed and subsequently expired with no value. The remaining 818,300 non-vested PSU awards with $3,184 of unrecognized compensation cost will be expensed over a period of approximately two years.

The following table summarizes other PSU-related information:

	Years ended November 30,
	2022	2021	2020
Performance multiplier on PSUs vested	93%	150%	150%
Common shares issued (thousands)	430	574	410
Total fair value of common shares issued	$2,903	$5,723	$2,855
Withholding tax paid on PSUs vested	$2,122	$731	$1,652

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the Directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the Directors to receive one common share when they retire from the Company. The Company granted 38,470, 25,957 and 21,602 DSUs to Directors with a weighted-average grant day fair value of $5.74, $8.86, and $9.07 per DSU during 2022, 2021 and 2020, respectively. The Company issued 52,930, nil, and nil common shares under the DSU plan in 2022, 2021 and 2020, respectively. As of November 30, 2022, there were 291,860 DSUs outstanding.

NOTE 14– OTHER INCOME (EXPENSE), NET

	Years ended November 30,
	2022	2021	2020
Interest and dividend income	$1,591	$458	$1,744
Change in fair market value of marketable securities	189	418	431
Foreign exchange gain (loss)	595	(336)	(606)
Remediation expense	(366)	(938)	—
Gain on sale of mineral property	—	200	—
	$2,009	$(198)	$1,569

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

NOTE 15 – INCOME TAXES

The Company’s statutory tax rate is 27% and is expected to remain at this amount until 2024.

The Company’s Income tax (recovery) expense consisted of:

	Years ended November 30,
	2022	2021	2020
Current:
Canada	$—	$110	$—
Foreign	(33)	27	(30)
	(33)	$137	(30)
Deferred:
Canada	—	—	—
Foreign	—	—	(751)
	—	—	(751)
Income tax (recovery) expense	$(33)	$137	$(781)

The Company’s Loss before income taxes consisted of:

	Years ended November 30,
	2022	2021	2020
Canada	$(17,062)	$(17,723)	$(16,447)
Foreign	(36,314)	(22,676)	(17,898)
	$(53,376)	$(40,399)	$(34,345)

The Company’s Income tax (recovery) expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

	Years ended November 30,
	2022	2021	2020
Loss before income taxes	$(53,376)	$(40,399)	$(34,345)
Combined federal and provincial statutory tax rate	27%	27%	27%
Income tax recovery based on statutory income tax rates	(14,412)	(10,908)	(9,273)
Reconciling items:
Non-deductible expenditures	2,411	2,483	1,911
Foreign accrual property income	666	771	652
Effect of consolidated return for U.S. subsidiaries	—	—	(751)
Effect of different statutory tax rates on earnings or losses of subsidiaries	(518)	(323)	(2)
Change in valuation allowance on deferred tax assets	11,852	8,115	6,638
Other	(32)	(1)	44
Income tax (recovery) expense	$(33)	$137	$(781)
Effective tax rate	0.1%	(0.3)%	2.3%

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	As of November 30,
	2022	2021
Deferred tax income assets:
Net operating loss carry forwards	$188,783	$184,833
Capital loss carry forwards	48,264	50,969
Mineral properties	628	663
Intangible assets	465	491
Property and equipment	198	207
Investment in affiliates	44,713	38,931
Unpaid interest expense	2,105	2,105
Unrealized loss on investments	233	265
Asset retirement obligation	386	318
Other	1,068	980
	286,843	279,762
Valuation allowances	(285,611)	(278,790)
	1,232	972
Deferred income tax liabilities:
Notes receivable	(942)	(701)
Capitalized assets and other	(290)	(271)
	(1,232)	(972)
Net deferred income tax assets (liabilities)	$—	$—

Net operating losses available to offset future taxable income are as follows:

Year of Expiry	U.S.	Canada
2024	$1,032	$—
2025	1,246	—
2026	13,382	17,893
2027	18,493	1,786
2028	85	—
2029	11,223	11,578
2030	10,916	15,406
2031	16,580	15,332
2032	309,772	18,712
2033	14,529	14,121
2034	15,607	10,159
2035	16,383	9,278
2036	14,764	9,130
2037	14,111	6,070
2038	—	6,174
2039	—	5,608
2040	—	6,679
2041	—	—
2042	—	6,866
Indefinite	58,971	—
	$517,094	$154,792

U.S. net operating losses arising in tax years ending after December 31, 2017 can be carried over to each taxable year following the tax year of loss (indefinitely). The Company has capital loss carry-forwards of approximately $357,511 (November 30, 2021: $377,550) for Canadian tax purposes. These tax losses are carried forward indefinitely.

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

NOVAGOLD RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except per share)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated included the cumulative loss incurred as of November 30, 2022. Such objective evidence limits the ability to consider other subjective evidence such as management’s projections for future growth. On the basis of this evaluation, as of November 30, 2022, a valuation allowance of $285,611 (November 30, 2021: $278,790), has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as management’s projections for growth.

Uncertain tax position

There were no uncertain tax positions as of November 30, 2022, 2021 and 2020. The Company recognizes any interest and penalties related to uncertain tax positions, if any, as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. As of November 30, 2022, 2021 and 2020, there were no accrued interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. With few exceptions, the tax years that remain subject to examination as of November 30, 2022, are 2018 to 2022 in Canada and 2019 to 2022 in the United States.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $681 in 2022 ($nil in 2021 and 2020). As of November 30, 2022, the Company has accounts receivable from Donlin Gold of $574 (November 30, 2020: $nil) included in Other current assets.

NOTE 17 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Years ended November 30,
	2022	2021	2020
Changes in operating assets and liabilities:
Other assets	$(1,962)	$1,605	$(65)
Accounts payable and accrued liabilities	128	(240)	(137)
Accrued payroll and related benefits	(92)	419	67
Remediation liability	(130)	—	—
	$(2,056)	$1,784	$(135)

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended November 30,
	2022	2021	2020
Interest received	$1,684	$1,024	$2,265
Income taxes refunded	$17	$—	$—
Income taxes paid	$—	$142	$376

NOVAGOLD RESOURCES INC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting that occurred during the year ended November 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2022.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

NOVAGOLD RESOURCES INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” “Information Concerning The Board Of Directors And Executive Officers” and “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters.” is incorporated by reference in this section. Finally, the information in our 2023 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

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

Our Code of Business Conduct and Ethics, and charters for each Committee of our Board are also available on our website. The Code of Business Conduct and Ethics and charters are also available in print to any shareholder who submits a request to: Corporate Secretary, NOVAGOLD RESOURCES INC., 201 South Main Street, Suite 400, Salt Lake City, UT, USA 84111.

Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information appearing in our 2023 Proxy Statement under the headings. “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion & Analysis”, “Tabular Disclosure of Executive Compensation”, “Non-Executive Director Compensation” and “Compensation Committee Report” is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing in our 2023 Proxy Statement under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Equity Compensation Plan Information as of November 30, 2022

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock Award Plan	7,717,413	(1)	C$8.00/$6.21	(2)	18,982,836	(3)
PSU	1,257,200	(4)	n/a		8,755,393	(5)
DSU	291,860	(6)	n/a		3,045,671	(7)
Equity compensation plans not approved by security holders	—		—		—
Total	9,266,473				30,783,901

NOVAGOLD RESOURCES INC.

(1)         The options issued and outstanding represent approximately 2.31% of the Company’s Common Shares issued and outstanding as of November 30, 2022.

(2)         Of the 7,717,413 options issued and outstanding, 1,010,932 have a weighted average exercise price of C$8.00 and 6,706,481 have a weighted average exercise price of $6.21.

(3)         The number of options available for future issuance is a number equal to eight percent of the issued and outstanding Common Shares from time to time, less the number of outstanding options. The 18,982,836 options available for future issuance represent 5.69% of the Company’s issued and outstanding Common Shares as of November 30, 2022.

(4)         Assumes vesting at 100% of PSU grant amount. PSUs can vest anywhere from 0% to 150% of the PSU grant amount depending upon performance against established quantitative performance criteria. The PSUs issued and outstanding represent approximately 0.38% of the Company’s Common Shares issued and outstanding as of November 30, 2022.

(5)         The number of PSUs available for future issuance is a number equal to three percent of the issued and outstanding Common Shares from time to time, less the number of outstanding PSUs. The 8,755,393 PSUs available for future issuance represent 2.62% of the Company’s issued and outstanding Common Shares as of November 30, 2022.

(6)         The DSUs issued and outstanding represent approximately 0.09% of the Company’s Common Shares issued and outstanding as of November 30, 2022.

(7)         The number of DSUs available for future issuance is a number equal to one percent of the issued and outstanding Common Shares from time to time, less the number of outstanding DSUs. The 3,045,671 DSUs available for future issuance represent 0.91% of the Company’s issued and outstanding Common Shares as of November 30, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2023 Proxy Statement under the heading “Interest Of Informed Persons In Material Transactions”, “Board of Directors” under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2023 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as of November 30, 2022 and 2021 and for the years ended November 30, 2022, 2021 and 2020.

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

21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Wood Canada Limited

NOVAGOLD RESOURCES INC.

23.3	Consent of Paul Chilson
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1

S-K 1300 Technical Report Summary on the Donlin Gold Project, Alaska, USA (incorporated by reference to Exhibit 96.1 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2021, filed with the Securities and Exchange Commission on January 26, 2022)

101

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

Date: January 25, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 25, 2023

/s/ David A. Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 25, 2023

/s/ Thomas S. Kaplan	Board Chair	January 25, 2023

/s/ Elaine Dorward-King	Director	January 25, 2023

/s/ Sharon Dowdall	Director	January 25, 2023

/s/ Diane Garrett	Director	January 25, 2023

/s/ Kalidas Madhavpeddi	Director	January 25, 2023

/s/ Kevin McArthur	Director	January 25, 2023

/s/ Clynton R. Nauman	Director	January 25, 2023

/s/ Ethan Schutt	Director	January 25, 2023

/s/ Anthony P. Walsh	Director	January 25, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Donlin Gold LLC

Opinion

We have audited the accompanying financial statements of Donlin Gold LLC (the “Company”), which comprise the balance sheets as of November 30, 2022 and November 30, 2021, and the related statements of loss and comprehensive loss, of cash flows and of equity for each of the three years in the period ended November 30, 2022, including the related notes (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and November 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2022 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (“US GAAS”). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are available to be issued.

Auditors’ Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors’ report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with US GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with US GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.
●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

A-1

●

Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

/s/ PricewaterhouseCoopers LLP

Vancouver, Canada

January 17, 2023

A-2

DONLIN GOLD LLC

BALANCE SHEETS

(U.S. dollars in thousands)

	At November 30,
	2022	2021

ASSETS
Cash	$7,535	$6,754
Inventory	332	302
Accounts receivable	193	142
Prepaid expenses	381	432
Current assets	8,441	7,630
Right of use assets (note 3)	75	202
Plant and equipment (note 4)	3,996	2,631
Mineral property (note 5)	65,230	65,230
Total assets	$77,742	$75,693

LIABILITIES
Accounts payable and accrued liabilities	$3,786	$2,815
Lease obligations (note 3)	81	161
Due to related parties (note 6)	776	191
Current liabilities	4,643	3,167
Lease obligations (note 3)	—	64
Reclamation and remediation (note 7)	1,403	1,310
Total liabilities	6,046	4,541

Commitments and contingencies (notes 3 and 8)

EQUITY
Partners’ contributions	537,600	480,730
Accumulated deficit	(465,904)	(409,578)
Total equity	71,696	71,152
Total liabilities and equity	$77,742	$75,693

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years ended November 30,
	2021	2021	2020

Operating expenses:
Drilling, studies and engineering	$37,914	$18,791	$17,641
General and administrative	5,976	4,391	4,193
Permitting and environmental	4,816	4,120	2,106
Mineral property leases	3,605	3,191	2,885
Community relations	3,066	2,080	1,853
Depreciation	856	600	325
Accretion	93	80	—
Loss from operations	56,326	33,253	29,003

Loss from operations	$(56,326)	$(33,253)	$(29,003)

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2021	2021	2020

Operating activities:
Net loss	$(56,326)	$(33,253)	$(29,003)
Adjustments:
Depreciation	856	600	325
Other adjustments (Accretion and leases)	75	73	—
Changes in operating assets and liabilities:
Prepaid expenses	51	132	(408)
Inventory	(30)	(256)	4
Accounts receivable	(51)	(117)	(25)
Accounts payable and accrued liabilities	1,481	591	(1,169)
Net cash used in operations	(53,944)	(32,230)	(30,276)

Investing activities:
Capital expenditures - plant and equipment	(2,145)	(862)	(1,629)
Net cash used in investing activities	(2,145)	(862)	(1,629)

Financing activities:
Partners’ contributions	56,870	35,174	30,554
Net cash provided from financing activities	56,870	35,174	30,554

Increase/(Decrease) in cash during the year	781	2,082	(1,351)
Cash at beginning of year	6,754	4,672	6,023
Cash at end of year	$7,535	$6,754	$4,672

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF EQUITY

(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity

December 1, 2019	$207,501	$207,501	$(347,322)	$67,680

Partners’ cash contribution	15,277	15,277	—	30,554
Net loss	—	—	(29,003)	(29,003)
November 30, 2020	$222,778	$222,778	$(376,325)	$69,231

Partners’ cash contribution	17,587	17,587	—	35,174
Net loss	—	—	(33,253)	(33,253)
November 30, 2021	$240,365	$240,365	$(409,578)	$71,152

Partners’ cash contribution	28,435	28,435	—	56,870
Net loss	—	—	(56,326)	(56,326)
November 30, 2022	$268,800	$268,800	$(465,904)	$71,696

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 – NATURE OF OPERATIONS AND ECONOMIC DEPENDANCE

On December 1, 2007, Barrick Gold U.S. Inc. (“Barrick”) and NOVAGOLD Resources Alaska, Inc. (“NOVAGOLD”), formed Donlin Gold LLC, a Delaware limited liability corporation, (the “Company”) to advance the Donlin Gold Project in Alaska. Barrick and NOVAGOLD each own a 50% interest in the Company. Donlin Gold LLC has a board of four directors, with two nominees selected by each company. All significant decisions related to Donlin Gold LLC require the approval of both companies. The Company currently depends on Barrick and NOVAGOLD for all of its funding and has received commitments from its shareholders that they will fund the Company for the next twelve months. These financial statements have been prepared pursuant to Rule 3-09 of SEC Regulation S-X for inclusion in NOVAGOLD Resources Inc.’s 10-K, as the Company is an equity investee of NOVAGOLD Resources Alaska, Inc, a wholly owned subsidiary of NOVAGOLD Resources Inc.

The Company’s Board of Directors approved the Project's Updated Feasibility Study in July 2012. The Company subsequently initiated the permitting process. The U.S. Army Corps of Engineers (the “Corps”) issued the final Environmental Impact Study (EIS) on April 27, 2018. On August 13, 2018, the Corps and the Bureau of Land Management (BLM) issued a joint Federal Record of Decision (ROD) for the Donlin Gold Project along with their respective federal permit authorizations.  Several major State of Alaska permits have also been issued, including the approval of the Donlin Gold Reclamation and Closure Plan, final Waste Management Permit, Water Discharge permit, Title 16 Fish Habitat permits for the mine area and right of way agreements with the State and BLM. At the close of 2022, the water rights authorizations have been issued and are under appeal to the State’s Superior Court; the state pipeline right-of-way is under appeal to the State Superior Court; the Alaska Department of Environmental Conservation (ADEC) 401 Certificate of Responsible Assurance is also under appeal to the State Superior Court. However, the latter appeal to State Superior Court is halted while one of the complaints is reviewed under an Administrative Appeal to the Commissioner of ADEC.

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

Plant and equipment

On initial recognition, plant and equipment are recorded at cost subject to a ten-thousand-dollar threshold for capitalization. Plant and equipment are subsequently measured at cost less accumulated depreciation. Depreciation is recorded over the estimated useful life of the assets at the following annual rates:

Computer equipment – 5 years straight-line;

Computer software – 5 years straight-line;

Furniture and equipment – 5 years straight-line; and

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

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are considered to be cash equivalents. The fair value of the Company’s financial assets, which includes cash, approximates their carrying values due to their short-term nature.

Trade payables

The fair value of the Company’s financial liabilities, such as accounts payable and accrued liabilities approximates their carrying values due to their short-term nature.

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

Operating lease expenses are included on the Statement of Loss in General and administrative expense and Mineral property leases and include the following components for the year ended November 30, 2022:

Operating lease cost	$185
Variable lease cost	—
Short-term lease cost	879
$1,064

Future minimum lease payments under non-cancellable operating leases as of November 30, 2022, were as follows:

2023	$81
Total future minimum lease payments	81
Less: imputed interest	(7)
Total	$74

Other information regarding leases for the year ended November 30, 2022 includes the following:

Cash paid for operating leases	$202
Right-of-use assets obtained in exchange for lease liabilities	$—
Weighted average remaining lease term (years) – operating leases	0.5
Weighted average discount rate – operating leases	3.58%

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 4 – PLANT AND EQUIPMENT

	At November 30,
	2022	2021
Plant and equipment	$8,239	$6,018
Accumulated depreciation	(4,243)	(3,387)
	$3,996	$2,631

NOTE 5 – MINERAL PROPERTY

	At November 30,
	2022	2021
Acquisition cost	$64,000	$64,000
Asset retirement cost	1,230	1,230
	$65,230	$65,230

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received management and administrative services from Barrick for $1,288 in 2022, $774 in 2021, and $1,171 in 2020, and received from NOVAGOLD management and administrative services for $681 in 2022 and $0 in 2021. Both Barrick and NOVAGOLD amounts are included in General and Administrative expense.

The Company has accounts payable to Barrick at November 30, 2022 of $425 (2021: $191) for reimbursement of management and administrative services and for NOVAGOLD an accounts payable at November 30, 2022 of $351 (2021: $0) for reimbursement of management and administrative services.

NOTE 7 – RECLAMATION AND REMEDIATION

Significant reclamation and closure activities include rehabilitation and decommissioning of the camp and drill sites. Although the ultimate amount or timing of reclamation costs cannot be predicted with certainty, the estimated discounted cash flows required to settle the Company’s obligations for work undertaken at the site to date is $1,403.  During the year, the discounted reclamation cost estimate was accreted resulting in a change in the estimated discounted cash flows of $93. The estimated cash flows are assumed to commence in five years from the balance sheet date.

NOTE 8 – MINERAL PROPERTY LEASES

The Company leases certain assets, such as mineral property leases, that are an exception to applying lease accounting under ASC 842. These mineral property leases coincide with the currently projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Future minimum annual mineral property lease payments are $2,486 in 2023, $2,486 in 2024, $3,486 in 2025, $3,486 in 2026, and $3,486 in 2027 totaling $15,430.