Form 10-Q
period 2023-02-28
NOVAGOLD RESOURCES INC
filed 2023-04-04
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2023

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

As of March 28, 2023, the Company had 333,982,678 common shares, no par value, outstanding.

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

 Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;

●	our history of losses and expectation of future losses;

●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;

●	uncertainty of estimates of capital costs, operating costs, production and economic returns;

●	commodity price fluctuations;

●	risks related to market events and general economic conditions;

●	risks related to the coronavirus global health pandemic (COVID-19) or other endemics/pandemics;

●	risks related to the third parties on which we depend for Donlin Gold project activities;

●	dependence on cooperation of the co-owner of Donlin Gold in exploration and development of the project;

●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations or civil society;

●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;

●	uncertainty related to title to the Donlin Gold project;

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

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in our Annual Report on Form 10-K for the year ended November 30, 2022 and this Quarterly Report on Form 10-Q under the heading “Risk Factors” and elsewhere.

Our forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations, and opinions of management as of the date of this report. We do not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	As of February 28, 2023	As of November 30, 2022
ASSETS
Cash and cash equivalents	$54,161	$63,882
Term deposits	62,000	62,000
Notes receivable (Note 4)	24,638	24,421
Other assets (Note 6)	2,407	2,235
Current assets	143,206	152,538
Investment in Donlin Gold (Note 5)	5,117	3,848
Other assets (Note 6)	3,038	2,803
Total assets	$151,361	$159,189

Accounts payable and accrued liabilities	$515	$769
Accrued payroll and related benefits	642	2,532
Other liabilities (Note 8)	1,317	1,298
Current liabilities	2,474	4,599
Promissory note (Note 7)	126,629	123,685
Other liabilities (Note 8)	954	1,002
Total liabilities	130,057	129,286

Commitments and contingencies (Notes 7 and 8)

EQUITY
Common shares	1,984,696	1,983,962
Contributed surplus	84,293	82,866
Accumulated deficit	(2,023,167)	(2,012,508)
Accumulated other comprehensive loss	(24,518)	(24,417)
Total equity	21,304	29,903
Total liabilities and equity	$151,361	$159,189

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on April 4, 2023. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang	/s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended February 28,
	2023	2022
Operating expenses:
General and administrative (Note 10)	$5,607	$5,177
Equity loss – Donlin Gold (Note 5)	4,475	4,040
	10,082	9,217

Loss from operations	(10,082)	(9,217)
Interest expense on promissory note	(2,944)	(1,512)
Accretion of notes receivable	217	210
Other income (expense), net (Note 11)	2,225	524
Loss before income taxes	(10,584)	(9,995)
Income tax expense	(75)	—
Net loss	(10,659)	(9,995)

Other comprehensive income (loss):
Foreign currency translation adjustments	(101)	178

Comprehensive loss	$(10,760)	$(9,817)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted (thousands)	333,948	332,940

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended February 28,
	2023	2022
Operating activities:
Net loss	$(10,659)	$(9,995)
Adjustments:
Equity loss – Donlin Gold	4,475	4,040
Share-based compensation	2,161	2,091
Interest expense on promissory note	2,944	1,512
Foreign exchange (gain) loss	(41)	112
Accretion of notes receivable	(217)	(210)
Gain on sale of mineral property	(556)	—
Change in fair value of marketable securities	(299)	(500)
Other operating adjustments	25	—
Net change in operating assets and liabilities (Note 14)	(2,326)	(3,053)
Net cash used in operating activities	(4,493)	(6,003)

Investing activities:
Funding of Donlin Gold	(5,744)	(5,936)
Proceeds from sale of mineral property	556	—
Net cash provided by (used in) investing activities	(5,188)	(5,936)

Financing activities:
Withholding tax on share-based compensation	—	(2,122)
Net cash used in financing activities	—	(2,122)

Effect of exchange rate changes on cash and cash equivalents	(40)	70
Net change in cash and cash equivalents	(9,721)	(13,991)
Cash and cash equivalents at beginning of period	63,882	91,124
Cash and cash equivalents at end of period	54,161	77,133

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY
(Unaudited, US dollars and shares in thousands)

	Three months ended February 28, 2023
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2022	333,753	$1,983,962	$82,866	$(2,012,508)	$(24,417)	$29,903
Share-based compensation	—	—	2,161	—	—	2,161
Stock options exercised	230	734	(734)	—	—	—
Net loss	—	—	—	(10,659)	—	(10,659)
Other comprehensive income	—	—	—	—	(101)	(101)
February 28, 2023	333,983	$1,984,696	$84,293	$(2,023,167)	$(24,518)	$21,304

	Three months ended February 28, 2022
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity
November 30, 2021	332,416	$1,978,520	$82,216	$(1,959,165)	$(23,289)	$78,282
Share-based compensation	—	—	2,091	—	—	2,091
Performance share units (PSUs) settled in shares	430	1,731	(1,731)	—	—	—
Stock options exercised	144	550	(550)	—	—	—
Withholding tax on PSUs	—	—	(2,122)	—	—	(2,122)
Net loss	—	—	—	(9,995)	—	(9,995)
Other comprehensive income	—	—	—	—	178	178
February 28, 2022	332,990	$1,980,801	$79,904	$(1,969,160)	$(23,111)	$68,434

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

The Condensed Consolidated Interim Financial Statements (“interim statements”) of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2022. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Contingent note receivable

A portion of the proceeds related to the sale of Galore Creek to a subsidiary of Newmont Corporation (“Newmont”) includes a $75,000 note receivable, contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that the approval of the Galore Creek project construction was not probable as of the closing of the Galore Creek sale or in subsequent periods. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

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

NOTE 4 – NOTES RECEIVABLE

Galore Creek

On July 27, 2018, the Company sold its interest in the Galore Creek project to Newmont for cash proceeds of $100,000, a $75,000 note receivable due on the earlier of the completion of a Galore Creek pre-feasibility study or July 27, 2021, a $25,000 note receivable due on the earlier of the completion of a Galore Creek feasibility study or July 31, 2023, and a contingent note for $75,000 upon approval of a Galore Creek project construction plan by the owner(s). The Company received $75,000 from Newmont on July 27, 2021.

As of February 28, 2023, the carrying value of the $25,000 note receivable was $24,638 including $3,690 of accumulated accretion. The carrying value of the note receivable is being accreted to $25,000 over five years at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term.

A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of February 28, 2023.

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended February 28,
	2023	2022
Balance – beginning of period	$3,848	$3,576
Share of losses
Mineral property expenditures	(4,324)	(3,944)
Depreciation	(139)	(85)
Accretion	(12)	(11)
	(4,475)	(4,040)
Funding	5,744	5,936
Balance – end of period	$5,117	$5,472

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

	As of February 28, 2023	As of November 30, 2022
Current assets: Cash, prepaid expenses, and other receivables	$5,991	$4,220
Non-current assets: Right-of-use assets, property and equipment	1,897	2,036
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(2,673)	(2,322)
Non-current liabilities: Reclamation and lease obligations	(713)	(701)
Net assets	$37,117	$35,848

NOTE 6 – OTHER ASSETS

	As of February 28, 2023	As of November 30, 2022
Other current assets:
Accounts receivable	$339	$301
Interest receivable	806	62
Receivable from Donlin Gold	293	574
Prepaid expenses	969	1,298
	$2,407	$2,235

Other long-term assets:
Marketable equity securities	$2,127	$1,845
Right-of-use assets	893	939
Office equipment	18	19
	$3,038	$2,803

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $126,629, comprised of $51,576 in principal, and $75,053 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 8 – OTHER LIABILITIES

	As of February 28, 2023	As of November 30, 2022
Other current liabilities:
Remediation liabilities	$1,149	$1,156
Lease obligations	168	142
	$1,317	$1,298

Other long-term liabilities:
Remediation liabilities	$200	$200
Lease obligations	754	802
	$954	$1,002

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair value of the Company’s other financial instruments approximates their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, notes receivable, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $2,127 as of February 28, 2023 ($1,845 as of November 30, 2022), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended February 28,
	2023	2022
Share-based compensation (Note 12)	$2,161	$2,091
Salaries and benefits	1,745	1,768
Office expense	891	729
Corporate communications and regulatory	507	253
Professional fees	302	334
Depreciation	1	2
	$5,607	$5,177

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 11 – OTHER INCOME (EXPENSE), NET

	Three months ended February 28,
	2023	2022
Interest and dividend income	$1,329	$136
Gain on sale of mineral property	556	—
Foreign exchange gain (loss)	41	(112)
Change in fair market value of marketable securities	299	500
	$2,225	$524

Minas San Roque

In November 2021, the Company sold its 49% interest in the Minas San Roque project in Argentina to Marifil S.A., a subsidiary of International Iconic Gold Mines Ltd. (“Iconic”) for cash proceeds of C$250 upon closing, a C$750 note receivable due on November 1, 2022, and a C$1,000 note receivable due on November 1, 2023. The Company received and recognized a gain of $556 (C$750) during the three months ended February 28, 2023.

NOTE 12 – SHARE-BASED COMPENSATION

	Three months ended February 28,
	2023	2022
Stock options	$1,166	$1,193
Performance share unit plan	941	836
Deferred share unit plan	54	62
	$2,161	$2,091

Stock options

A summary of stock options outstanding and activity during the three months ended February 28, 2023 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2022	7,717	$6.18
Granted	1,992	5.76
Exercised	(521)	3.69
Cancelled	(27)	7.76
February 28, 2023	9,161	$6.21	2.70	$4,474
Vested and exercisable as of February 28, 2023	5,346	$5.98	1.69	$4,474

The following table summarizes other stock option-related information:

	Three months ended February 28,
	2023	2022
Weighted-average assumptions used to value stock option awards:
Expected volatility	48.5%	46.4%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	3.86%	1.04%
Expected forfeiture rate	2.8%	2.9%
Weighted-average grant-date fair value	$2.43	$2.51
Intrinsic value of options exercised	$1,177	$1,001
Cash received from options exercised	$—	$—

As of February 28, 2023, the Company had $5,894 of unrecognized compensation cost related to 3,725,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.75 years.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Performance share units

A summary of PSU awards outstanding and activity during the three months ended February 28, 2023 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2022	1,257	$7.65
Granted	787	5.74
Vested	—	—
Performance adjustment	(439)	6.96
February 28, 2023	1,605	$6.89	$7,281

As of February 28, 2023, the Company had $6,710,000 of unrecognized compensation cost related to 1,605,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.75 years.

The following table summarizes other PSU-related information:

	Three months ended February 28,
	2023	2022
Performance multiplier on PSUs vested	—%	93%
Common shares issued (thousands)	—	430
Total fair value of common shares issued	$—	$2,903
Withholding tax paid on PSUs vested	$—	$2,122

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $246 in the three months ended February 28, 2023 ($nil in the three months ended February 28, 2022). As of February 28, 2023, the Company has accounts receivable from Donlin Gold of $293 (November 30, 2022: $574) included in Other current assets.

NOTE 14 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended February 28,
	2023	2022
Changes in operating assets and liabilities:
Other assets	$(179)	$(994)
Accounts payable and accrued liabilities	(250)	(151)
Accrued payroll and related benefits	(1,890)	(1,908)
Remediation	(7)	—
	$(2,326)	$(3,053)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month periods ended February 28, 2023 and 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2022, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars, in thousands, except for per share amounts.

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

First quarter highlights

Stakeholder and government engagement

Donlin Gold is fortunate to have time-tested partnerships with Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC), owners of the mineral and surface rights, respectively. The project’s location on private lands specially selected for mineral development potential pursuant to the 1971 Alaska Native Claims Settlement Act is a key attribute that distinguishes it from most other mining assets in Alaska. Donlin Gold’s commitment to meaningful tribal engagement throughout project development and permitting has been reinforced by decades of reliable and dependable engagement with the community.

Donlin Gold continues to work with Calista and TKC in all aspects of outreach and engagement throughout the Yukon-Kuskokwim (“Y-K”) region. Crooked Creek, the closest community to the project site in the Y-K region, recently struggled with access to reliable power and water, which shut down the school, health clinic, and post office. In response, Donlin Gold, Calista and TKC provided support to Crooked Creek by purchasing and delivering a generator, alerting the State of Alaska’s emergency response team for additional assistance, and helping the local authorities to identify a longer-term solution for their infrastructure needs as well as assisting with access to available government funding.

Environment and social investments

Environmental stewardship, education, community wellness, and cultural preservation constitute key focus investments for Donlin Gold in the Y-K region. The project supports these initiatives through fisheries studies and other environmental activities, subsistence and cultural preservation efforts, and educational grants. A wide range of activities and projects were carried out in the first quarter with Calista and TKC.

Donlin Gold was the premier sponsor for the McGrath Iron Dog community safety presentation as part of the Alaska Safe Riders program, promoting safety for snowmachines, all-terrain vehicles and recreational off-road vehicles. The non-profit organization is dedicated to reducing deaths and injuries from tragic accidents.

In partnership with Covenant House Alaska and Bethel Community Services, Donlin Gold is working on an action plan to address the chronic and ongoing youth food security issues within the Y-K region. To date, the three entities have successfully leased space from Bethel Winter House with the goal of developing a housing and service hub for 18 to 24 year-olds.

Donlin Gold in partnership with Bethel Community Services Foundation and the Aruqutet Project, a regional program to address food insecurity, throughout the Bethel community. Over 550 local households are enrolled in the program to date, with approximately 200 of them receiving food on any given month. Employing local staff and committed volunteers has proven critical for the program’s success.

In partnership with TKC, the village of Crooked Creek, the Akiak Native Community and the Napaimute Tribe, Donlin Gold sponsored a program to construct and maintain the ice roads to allow for winter travel between the remote Kuskokwim River communities. The ongoing development and maintenance of these roads allow for increased participation in community events, cultural activities, sports, and provided access for emergency services, law enforcement and travel. On average a total of 300 miles of ice road is constructed and maintained annually.

Advancing education opportunities in Alaska is another high priority for the Company. NOVAGOLD recently awarded the first University of Alaska scholarship to an undergraduate student in mining or geological engineering. Donlin Gold supports the Excel Alaska program which is a non-profit providing supplemental academic, career and technical education intensives for rural youth and young adults across the Y-K region. Student interview preparation sessions took place in the first quarter with four more planned over the next two quarters. Through this preparation, the students receive high school credit towards graduation and concurrent college credits.

Permitting

Permitting in Alaska has been a tremendous achievement to date and a substantial undertaking over many years to ensure a diligent, thorough, transparent, and inclusive process for all involved, including stakeholders from the Y-K region. Donlin Gold, its owners, and its partners Calista and TKC are intimately familiar with the permitting and regulatory processes applicable to the project and will continue to support the State in its defense of the thorough and diligent permitting process. Together, they will also continue working to secure the various remaining state-level permits and certificates required for the project. Calista and Donlin Gold continued their proactive, bipartisan outreach to the State Administration and new legislature in Alaska and with the Federal Administration and U.S. Congress in Washington, D.C. to highlight the thoroughness of the project’s environmental review and permitting processes as well as the benefits the project would deliver to all Native Alaskans. Alaska’s U.S. Senators and Governor have consistently expressed their long-term support of the Donlin Gold project.

The Donlin Gold camp re-opened in the first quarter of 2023 to continue fieldwork to collect geotechnical and hydrological information toward finalizing the next step in the design documentation required for the Alaska Dam Safety certificates, with anticipated field completion in 2023 and issuance of the certificates expected in 2026. In 2022, Donlin Gold applied for a new air quality permit based on updated air quality modeling and emissions controls information, and the regularly scheduled re-issuance of its Alaska Pollutant Discharge Elimination System (APDES) permit from the Alaska Department of Environmental Conservation (ADEC). The new air quality permit is expected to be issued by June 30, 2023, which corresponds to the expiration date of the current permit. ADEC has extended the existing APDES permit indefinitely until a new permit is finalized.

On June 3, 2020, Earthjustice joined by Orutsararmiut Native Council (ONC), Chevak, Kasigluk, Eek, Kwinhagak, Marshall, Nightmute, Tununak, Kwethluk, Kotlik, SalmonState, and the Alaska Community Action on Toxics filed a formal appeal with the ADEC Commissioner of the State’s water quality certification under Section 401 of the Clean Water Act. The appeal process consists of an Administrative Hearing in front of an Administrative Law Judge (ALJ) appointed by the ADEC Commissioner. The ALJ was subsequently appointed. On April 12, 2021, the ALJ issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021 in Alaska Superior Court by Earthjustice, on behalf of ONC. On September 27, 2021, Donlin Gold filed a motion requesting a short term stay in the case to allow the State to fully consider additional technical materials on mercury and temperature; the State indicated to the Court that they do not oppose the motion. On October 22, 2021, Donlin Gold submitted to ADEC expert technical reports on mercury and temperature. On November 22, 2021, ADEC filed an additional motion asking to remand the 401 certification back to ADEC to determine how the additional information affects the certification. Earthjustice did not oppose the motion although had comments on the remand process. On December 29, 2021, the Court granted the remand request, dismissed the case without prejudice, and left in place existing certification. On May 13, 2022, the ADEC Water Division Director reaffirmed the 401 certification. On June 13, 2022, Earthjustice appealed the elements of the decision related to temperature to the Commissioner and requested an adjudicatory hearing with an ALJ. On July 14, 2022, the Commissioner granted the request for the hearing and a new ALJ was assigned. On September 14, 2022, Earthjustice filed their initial brief. Donlin Gold and ADEC filed response briefs on October 14, 2022. Earthjustice filed their final reply brief on October 21, 2022. The Commissioner’s decision, which he will make in collaboration with the ALJ, is expected in the first half of 2023. It is then subject to further review in Alaska Superior Court.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. An appeal was also filed by a second party, the owner of an outdoor guiding business located near the pipeline route, on September 20, 2021. On April 5, 2022, Earthjustice filed its opening brief, which related to the scope of the cumulative effects analysis required by the Alaska Constitutional, statutory, and regulatory provisions, and related previous litigation. Alaska Department of Natural Resources (ADNR), Donlin Gold, and Calista filed response briefs on June 15-16, 2022. Earthjustice filed its reply on July 18, 2022, and requested oral arguments. The second appellant filed his initial brief on June 8, 2022. ADNR’s and Donlin Gold’s response briefs were submitted on August 22, 2022, and the second appellant filed their reply brief on November 9, 2022. The request for oral arguments was granted by the Court and they were held on January 11, 2023. Decisions in both cases are expected in 2023.

On May 25, 2022, Earthjustice, on behalf of ONC and five villages, filed an appeal of the final Water Rights in Alaska Superior Court. The appellants filed their initial brief on November 21, 2022. ADNR and Donlin Gold submitted their response briefs on March 8, 2023 and the appellants are preparing their final brief. A decision is expected within the next year.

In September 2022, 13 tribes sent a letter to the U.S. Army Corps of Engineers (“Corps”) and the Environmental Protection Agency (EPA) requesting that the Corps consider requiring a supplemental environmental impact statement (EIS) on the Donlin Gold project and revoking the Clean Water Act Section 404 permit in light of what the tribes consider "new information” since the final EIS was issued in 2018. Also in September 2022, the same tribes submitted a separate letter to EPA requesting that they initiate a Clean Water Act Section 404(c) veto process for the Donlin Gold project. A Section 404(c) veto has recently been applied to the Pebble Project in Alaska but is rarely used by EPA. In early January 2023, Donlin Gold and Calista both submitted responses to the Corps on why the requests to prepare a supplemental EIS or revoke the 404 permit should not be granted. In mid-January 2023, Donlin Gold also provided a response to EPA describing why the agency should not initiate a 404(c) process.

Donlin Gold project

The focus at Donlin Gold is to update the geologic and resource models with the data derived from the extensive drill program that took place over the last three years; reviewing key project assumptions, inputs, and design components for optimization (mine engineering, metallurgy, hydrology, and infrastructure); advancing remaining permits through the regulatory process and supporting the State in maintaining the existing permits; and, through continued engagement, sustaining and expanding project support in the Y-K region.

Ultimately, subject to a formal decision by the Donlin Gold LLC board the comprehensive work we are completing should lead to the commencement of a new Donlin Gold feasibility study which, in turn, would initiate the detailed engineering work necessary to advance the project design before reaching a construction decision. The owners will advance the Donlin Gold project in a financially disciplined manner with a strong focus on engineering excellence, environmental stewardship, a strong safety culture and continued community engagement.

Our share of funding for the Donlin Gold project in the first quarter of 2023 was $5,744. In 2023, we continue to expect our share of Donlin Gold LLC funding to be $17,000, including $8,000 for external affairs, permitting, environmental, land, and legal activities and $9,000 for project planning and fieldwork.

The Donlin Gold LLC board must approve a construction program and budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold LLC board’s approval of a construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project. Among other reasons, project delays could occur as a result of co-owner disagreements, public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold LLC.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Consolidated Financial Results

	Three months ended February 28,
	2023	2022	Change
Net loss	$(10,659)	$(9,995)	$(664)
Net loss per common share, basic and diluted	$(0.03)	$(0.03)	—

Net loss increased by $664 from 2022 to 2023, primarily due to an increase in interest expense on the promissory note, increased permitting costs at Donlin Gold and higher corporate legal expenses, partially offset by increased interest income and other income related the 2021 sale of the Company’s interest in the San Roque mineral property.

Liquidity and Capital Resources

Liquidity overview

At present, we believe we have sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs through completion of an updated Donlin Gold feasibility study. Further, we believe we have sufficient working capital available to cover anticipated costs and expenses for at least the next three years. Substantial additional capital will be required once a decision to commence engineering and construction is reached by the Donlin Gold board for the Donlin Gold project. Future financings to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our anticipated expenditures in fiscal year 2023 are approximately $31,000, including $17,000 to fund the Donlin Gold project, $13,000 for corporate general and administrative costs, and $1,000 for working capital and other items.

Our financial position includes the following as of February 28, 2023:

●	Cash and cash equivalents of $54,161, primarily held at three large Canadian domestic chartered banks with high credit ratings.

●	Term deposits of $62,000 denominated in U.S. dollars and held at two large Canadian domestic chartered banks with high credit ratings and maturities of less than one year.

●

Notes receivable of $25,000 due on the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a note for $75,000 fully contingent upon approval of a Galore Creek project construction plan by the owner(s).

●

Promissory note payable to Barrick of $126,629, including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

In the first quarter of 2023 cash and cash equivalents decreased by $9,721, primarily to fund our share of Donlin Gold and for corporate administrative expenses. The decrease in cash used in the first quarter of 2023 compared to 2022 was due to the timing of corporate liability insurance payments in 2022, withholding tax paid on share-based compensation in 2022 (no PSUs vested in 2023) and proceeds received from the sale of the San Roque mineral property.

Outstanding share data

As of March 28, 2023, the Company had 333,982,678 common shares issued and outstanding. Also, as of March 28, 2023, the Company had: i) a total of 9,161,465 stock options outstanding; 7,930,333 with a weighted-average exercise price of $6.26 and the remaining 1,231,132 of those stock options with a weighted-average exercise price of C$8.10; and ii) 1,605,500 PSUs and 310,957 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 11,880,672 common shares.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, term deposit investments and notes receivable. Cash and cash equivalents are primarily held at three of the largest Canadian domestic chartered banks with high deposit credit ratings (S&P: AA- or A-1(mid), Moody’s: Aa1 or Aa3). All term deposits are held through two of the largest Canadian domestic chartered banks with high deposit credit ratings (S&P: AA-, Moody’s: Aa1) and have maturities of less than one year. The notes are receivable from a subsidiary of Newmont, a publicly traded company with investment-grade credit ratings. The notes are guaranteed by Newmont.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of February 28, 2023, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.3 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2023. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2022, as filed with the SEC on January 25, 2023. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2022, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: April 4, 2023	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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