Form 10-Q
period 2023-05-31
NOVAGOLD RESOURCES INC
filed 2023-06-27
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2023

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

As of June 20, 2023, the Company had 334,132,703 Common Shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

Cautionary Note Regarding Forward-Looking Statements

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited, US dollars in thousands)

	As of May 31, 2023	As of November 30, 2022
ASSETS
Cash and cash equivalents	$46,954	$63,882
Term deposits	62,000	62,000
Notes receivable (Note 4)	24,855	24,421
Other assets (Note 6)	1,371	2,235
Current assets	135,180	152,538
Investment in Donlin Gold (Note 5)	4,602	3,848
Other assets (Note 6)	3,088	2,803
Total assets	$142,870	$159,189

LIABILITIES
Accounts payable and accrued liabilities	$610	$769
Accrued payroll and related benefits	1,376	2,532
Other liabilities (Note 8)	1,331	1,298
Current liabilities	3,317	4,599
Promissory note (Note 7)	129,841	123,685
Other liabilities (Note 8)	907	1,002
Total liabilities	134,065	129,286

Commitments and contingencies (Notes 7 and 8)

EQUITY
Common shares	1,985,383	1,983,962
Contributed surplus	85,746	82,866
Accumulated deficit	(2,037,816)	(2,012,508)
Accumulated other comprehensive loss	(24,508)	(24,417)
Total equity	8,805	29,903
Total liabilities and equity	$142,870	$159,189

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 27, 2023. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2023	2022	2023	2022
Operating expenses:
General and administrative (Note 10)	$5,535	$5,371	$11,142	$10,548
Equity loss – Donlin Gold (Note 5)	7,543	8,441	12,018	12,481
	13,078	13,812	23,160	23,029

Loss from operations	(13,078)	(13,812)	(23,160)	(23,029)
Interest expense on promissory note	(3,212)	(1,684)	(6,156)	(3,196)
Accretion of note receivable	217	209	434	419
Other income (expense), net (Note 11)	1,424	317	3,649	841
Loss before income taxes	(14,649)	(14,970)	(25,233)	(24,965)
Income tax expense	—	—	(75)	—
Net loss	(14,649)	(14,970)	(25,308)	(24,965)

Other comprehensive income (loss):
Foreign currency translation adjustments	10	86	(91)	264

Comprehensive loss	$(14,639)	$(14,884)	$(25,399)	$(24,701)

Net loss per common share – basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.07)

Weighted average shares outstanding
Basic and diluted (thousands)	334,010	333,232	333,979	333,087

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2023	2022	2023	2022
Operating activities:
Net loss	$(14,649)	$(14,970)	$(25,308)	$(24,965)
Adjustments:
Equity loss – Donlin Gold	7,543	8,441	12,018	12,481
Share-based compensation	2,140	2,105	4,301	4,196
Interest expense on promissory note	3,212	1,684	6,156	3,196
Foreign exchange (gain) loss	5	47	(36)	159
Accretion of note receivable	(217)	(209)	(434)	(419)
Gain on sale of mineral property	—	—	(556)	—
Change in fair value of marketable securities	(79)	(213)	(378)	(713)
Other operating adjustments	14	(2)	39	(2)
Net change in operating assets and liabilities (Note 13)	1,862	797	(464)	(2,256)
Net cash used in operating activities	(169)	(2,320)	(4,662)	(8,323)

Investing activities:
Proceeds from term deposits	62,000	16,000	62,000	16,000
Purchases of term deposits	(62,000)	(8,000)	(62,000)	(8,000)
Funding of Donlin Gold	(7,028)	(10,551)	(12,772)	(16,487)
Proceeds from sale of mineral property	—	—	556	—
Acquisition of property and equipment	(14)	—	(14)	—
Net cash provided from (used in) investing activities	(7,042)	(2,551)	(12,230)	(8,487)

Financing activities:
Withholding tax on share-based compensation	—	—	—	(2,122)
Net cash used in financing activities	—	—	—	(2,122)

Effect of exchange rate changes on cash and cash equivalents	4	30	(36)	100
Decrease in cash and cash equivalents	(7,207)	(4,841)	(16,928)	(18,832)
Cash and cash equivalents at beginning of period	54,161	77,133	63,882	91,124
Cash and cash equivalents at end of period	$46,954	$72,292	$46,954	$72,292

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Six months ended May 31, 2023
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2022	333,753	$1,983,962	$82,866	$(2,012,508)	$(24,417)	$29,903
Share-based compensation	—	—	2,161	—	—	2,161
Stock options exercised	230	734	(734)	—	—	—
Net loss	—	—	—	(10,659)	—	(10,659)
Other comprehensive loss	—	—	—	—	(101)	(101)
February 28, 2023	333,983	$1,984,696	$84,293	$(2,023,167)	$(24,518)	$21,304
Share-based compensation	—	—	2,140	—	—	2,140
Stock options exercised	115	687	(687)	—	—	—
Net loss	—	—	—	(14,649)	—	(14,649)
Other comprehensive income	—	—	—	—	10	10
May 31, 2023	334,098	$1,985,383	$85,746	(2,037,816)	$(24,508)	$8,805

	Six months ended May 31, 2022
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2021	332,416	$1,978,520	$82,216	$(1,959,165)	$(23,289)	$78,282
Share-based compensation	—	—	2,091	—	—	2,091
Performance share units (PSUs) settled in shares	430	1,731	(1,731)	—	—	—
Stock options exercised	144	550	(550)	—	—	—
Withholding tax on PSUs	—	—	(2,122)	—	—	(2,122)
Net loss	—	—	—	(9,995)	—	(9,995)
Other comprehensive income	—	—	—	—	178	178
February 28, 2022	332,990	$1,980,801	$79,904	$(1,969,160)	$(23,111)	$68,434
Share-based compensation	—	—	2,105	—	—	2,105
Stock options exercised	347	984	(984)	—	—	—
Net loss	—	—	—	(14,970)	—	(14,970)
Other comprehensive income	—	—	—	—	86	86
May 31, 2022	333,337	$1,981,785	$81,025	$(1,984,130)	$(23,025)	$55,655

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

As of May 31, 2023, the carrying value of the $25,000 note receivable was $24,855 including $3,907 of accumulated accretion. The carrying value of the note receivable is accreted to $25,000 over five years at a discount rate of 3.6% based on quoted market values for Newmont debt with a similar term.

A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to the final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of May 31, 2023.

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2023	2022	2023	2022
Balance – beginning of period	$5,117	$5,472	$3,848	$3,576
Share of losses:
Mineral property expenditures	(7,391)	(8,343)	(11,715)	(12,287)
Depreciation	(144)	(86)	(283)	(171)
Accretion	(8)	(12)	(20)	(23)
	(7,543)	(8,441)	(12,018)	(12,481)
Funding	7,028	10,551	12,772	16,487
Balance – end of period	$4,602	$7,582	$4,602	$7,582

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

	As of May 31,	As of November 30,
	2023	2022
Current assets: Cash, prepaid expenses and other receivables	$5,929	$4,220
Non-current assets: Right-of-use assets, property and equipment	1,745	2,036
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(2,966)	(2,322)
Non-current liabilities: Reclamation and lease obligations	(721)	(701)
Net assets	$36,602	$35,848

NOTE 6 – OTHER ASSETS

	As of May 31, 2023	As of November 30, 2022
Other current assets:
Accounts receivable	$348	$301
Interest receivable	65	62
Receivable from Donlin Gold	347	574
Prepaid expenses	611	1,298
	$1,371	$2,235

Other long-term assets:
Marketable equity securities	$2,209	$1,845
Right-of-use assets	849	939
Office equipment	30	19
	$3,088	$2,803

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $129,841, comprised of $51,576 in principal, and $78,265 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 8 – OTHER LIABILITIES

	As of May 31, 2023	As of November 30, 2022
Other current liabilities:
Remediation liabilities	$1,147	$1,156
Lease obligations	184	142
	$1,331	$1,298

Other long-term liabilities:
Remediation liabilities	$200	$200
Lease obligations	707	802
	$907	$1,002

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, marketable equity securities, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair value of the Company’s other financial instruments approximates their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, notes receivable, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $2,209 as of May 31, 2023 ($1,845 as of November 30, 2022), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended May 31,		Six months ended May 31,
	2023	2022	2023	2022
Share-based compensation (Note 12)	$2,140	$2,105	$4,301	$4,196
Salaries and benefits	1,713	1,658	3,458	3,426
Office expense	814	749	1,705	1,478
Corporate communications and regulatory	512	507	814	760
Professional fees	354	350	861	684
Depreciation	2	2	3	4
	$5,535	$5,371	$11,142	$10,548

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 11 – OTHER INCOME (EXPENSE), NET

	Three months ended May 31,		Six months ended May 31,
	2023	2022	2023	2022
Interest and dividend income	$1,350	$151	$2,679	$287
Gain on sale of mineral property	—	—	556	—
Change in fair market value of marketable securities	79	213	378	713
Foreign exchange gain (loss)	(5)	(47)	36	(159)
	$1,424	$317	$3,649	$841

NOTE 12 – SHARE-BASED COMPENSATION

	Three months ended May 31,		Six months ended May 31,
	2023	2022	2023	2022
Stock options	$1,096	$1,192	$2,262	$2,385
Performance share unit plan	990	859	1,931	1,695
Deferred share unit plan	54	54	108	116
	$2,140	$2,105	$4,301	$4,196

Stock options

A summary of stock options outstanding and activity during the six months ended May 31, 2023 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2022	7,717	$6.18
Granted	2,292	5.71
Exercised	(997)	3.79
Cancelled	(246)	6.60
May 31, 2023	8,766	$6.31	2.61	$2,805
Vested and exercisable as of May 31, 2023	5,027	$6.22	1.55	$2,805

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other stock option-related information:

	Six months ended May 31,
	2023	2022
Weighted-average assumptions used to value stock option awards:
Expected volatility	48.4%	46.5%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	3.85%	1.13%
Expected forfeiture rate	2.8%	2.9%
Weighted-average grant-date fair value	$2.40	$2.49
Intrinsic value of options exercised	$1,989	$3,630
Cash received from options exercised	$—	$—

As of May 31, 2023, the Company had $5,095 of unrecognized compensation cost related to 3,739,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.5 years.

Performance share units

A summary of PSU awards outstanding and activity during the six months ended May 31, 2023 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2022	1,257	$7.65
Granted	787	5.74
Vested	—	—
Performance adjustment	(439)	6.96
May 31, 2023	1,605	$6.89	$4,259

As of May 31, 2023, the Company had $5,727,000 of unrecognized compensation cost related to 1,605,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.5 years.

The following table summarizes other PSU-related information:

	Six months ended May 31,
	2023	2022
Performance multiplier on PSUs vested	—%	93%
Common shares issued (thousands)	—	430
Total fair value of common shares issued	$—	$2,903
Withholding tax paid on PSUs vested	$—	$2,122

NOTE 13 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended May 31,		Six months ended May 31,
	2023	2022	2023	2022
Changes in operating assets and liabilities:
Other assets	$1,033	$293	$854	$(701)
Accounts payable and accrued liabilities	96	122	(154)	(29)
Accrued payroll and related benefits	735	453	(1,155)	(1,455)
Remediation liabilities	(2)	(71)	(9)	(71)
	$1,862	$797	$(464)	$(2,256)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and six-month periods ended May 31, 2023 and May 31, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2022, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR at www.sedar.com. References herein to $ refer to United States dollars and C$ to Canadian dollars.

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

Donlin Gold continues to work with Calista and TKC in all aspects of outreach and engagement throughout the Yukon-Kuskokwim (“Y-K”) region. In the second quarter, Donlin Gold signed additional Shared Values Statements with two villages in the Y-K region bringing the total to 14, which formalize current engagement with key local communities, expand upon the long term relationships already established with them, and address specific community needs including: water, sewer, and solid waste projects; the ice road that connects remote villages in the Y-K region; salmon and other aquatic life studies; and suicide and public safety prevention programs.

Donlin Gold was recognized as a leader in the Y-K region for providing support to Crooked Creek, the village closest to the project site, following major spring flooding of their village. Donlin Gold staff were on-site providing support, supplies, transportation and comfort to those affected by the flood. The staff were able to fly over the river to take pictures and provide them to the State, which ultimately prompted the declaration of a state of emergency.

In partnership with Calista and TKC, Donlin Gold held the first informational Subsistence Communications Advisory Committee (SCAC) meeting in Aniak during the second quarter. All attendees, who have varying perspectives on the Donlin Gold project, completed an application to join the SCAC.

During the second quarter, visits were made to Washington, DC for continued bipartisan outreach to the Biden Administration and U.S. Congress, including Senators Lisa Murkowski and Dan Sullivan and Representative Mary Peltola from the Y-K region. In early March, TKC, Calista, and Crooked Creek held a tribal consultation meeting with the U.S. Army Corps of Engineers (“Corps”) Alaska District leadership to emphasize the benefits of the project, as well as the strengths and transparency of the NEPA review and federal permitting process undertaken for the project. In early May, the village of Crooked Creek Traditional Council, which recently re-affirmed its support for the project, accompanied Calista and Donlin Gold in visits with Administration and Congressional staff. In all these meetings, Calista, Donlin Gold, and now Crooked Creek have highlighted the thoroughness of the project’s environmental review and permitting processes, as well as the partnerships with Native Alaskans that own the land.

Environment and social investments

Environmental stewardship, education, community wellness, and cultural preservation constitute key focus investments for Donlin Gold in the Y-K region. The Donlin Gold project supports these initiatives through fisheries studies and other environmental activities, subsistence and cultural preservation efforts, and educational grants. A wide range of activities and projects were carried out in the second quarter with Calista and TKC.

Health and Safety

In partnership with Covenant House Alaska and Bethel Community Services, Donlin Gold has been working on an action plan to address the chronic youth shelter and food security issues in the Y-K region. Since the start of the year, space was successfully leased from Bethel Winter House where they recently held their grand opening to provide young adults aged 18 to 24 with shelter and food.

Donlin Gold also supported the Chevak Search and Rescue team and provided funding to various health and safety initiatives of communities throughout the Y-K region such as Skwenta and Nikolai.

Healthy Lifestyle and Cultural Preservation

Donlin Gold is supporting the annual Clean-up Green-up program for 52 villages, which aims to collect and dispose of trash from the tundra, roads, public areas, and beaches in the Y-K region that accumulates over the winter months.

Donlin Gold also supported the Calista Education and Culture, Inc. (“CECI”), a nonprofit corporation providing educational scholarships to Calista shareholders and descendants. CECI conducts cultural summer camps, provides burial assistance, and engages in various fundraising activities in the Y-K region.

Education

Donlin Gold provides support to the Rural Alaska Honors Institute, which is a competitive program that gives Alaska Native and Y-K region students an opportunity to experience what it’s like to be a college student. The program includes an in-dorm experience on the University of Alaska Fairbanks campus, an average of nine college credit courses, the ability to explore interior Alaska through a variety of outdoor activities and volunteer opportunities in the Fairbanks community.

Donlin Gold sponsors the Lower Kuskokwim School District’s annual college and career fair. The event was moved to a virtual platform in 2020, which has allowed the audience to increase and become more engaged for those who would not be able to attend due to travelling from a remote location. This year’s career fair was held in April with 70 students and 30 vendors.

Permitting

Permitting in the United States and in Alaska has been a tremendous achievement to date and a substantial undertaking over many years to ensure a diligent, thorough, transparent, and inclusive process for all involved, including stakeholders from the Y-K region. Donlin Gold, its owners, and its partners Calista and TKC are intimately familiar with the permitting and regulatory processes applicable to the project and will continue to support the State in its defense of the thorough and diligent permitting process. Together, they will also continue working to secure the various remaining state-level permits and certificates required for the project.

The Donlin Gold camp re-opened in February 2023 to continue geotechnical and hydrological fieldwork to collect additional data needed to advance toward finalizing the next step in the design documentation required for the Alaska Dam Safety certificates, with anticipated field completion in July 2023 and issuance of the certificates expected in 2026. In 2022, Donlin Gold applied for a new air quality permit based on updated air quality modeling and emissions controls information, and the regularly scheduled re-issuance of its Alaska Pollutant Discharge Elimination System (APDES) permit from the Alaska Department of Environmental Conservation (ADEC). The new air quality permit is anticipated to be issued by June 30, 2023. ADEC has extended the existing APDES permit indefinitely until a new permit is finalized.

Litigation

On June 3, 2020, Earthjustice joined by Orutsararmiut Native Council (ONC), ten Y-K villages, and the Alaska Community Action on Toxics filed a formal appeal with the ADEC Commissioner of the State’s water quality certification under Section 401 of the Clean Water Act. The appeal process consisted of an Administrative Hearing in front of an Administrative Law Judge (ALJ) appointed by the ADEC Commissioner. On April 12, 2021, the ALJ issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021, in Alaska Superior Court by Earthjustice, on behalf of ONC. On September 27, 2021, Donlin Gold filed a motion requesting a short term stay in the case to allow the State to fully consider additional technical materials on mercury and temperature; the State indicated to the Court that they did not oppose the motion. On October 22, 2021, Donlin Gold submitted to ADEC expert technical reports on mercury and temperature. On November 22, 2021, ADEC filed an additional motion asking to remand the 401 certification back to ADEC to determine how the additional information affects the certification. Earthjustice did not oppose the motion although had comments on the remand process. On December 29, 2021, the Court granted the remand request, dismissed the case without prejudice, and left in place existing certification. On May 13, 2022, the ADEC Water Division Director reaffirmed the 401 certification. On June 13, 2022, Earthjustice appealed the elements of the decision related to temperature to the Commissioner and requested an adjudicatory hearing with an ALJ. On July 14, 2022, the Commissioner granted the request for the hearing and a new ALJ was assigned. On September 14, 2022, Earthjustice filed their initial brief. Donlin Gold and ADEC filed response briefs on October 14, 2022. Earthjustice filed their final reply brief on October 21, 2022. The Commissioner’s decision, which he will make in collaboration with the ALJ, is expected in the third quarter of 2023.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three Y-K villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. An appeal was also filed by a second party, Robert Fithian, the owner of an outdoor guiding business located near the proposed Donlin Gold pipeline route, on September 20, 2021. On April 5, 2022, Earthjustice filed its opening brief, which related to the scope of the cumulative effects analysis required by the Alaska Constitutional, statutory, and regulatory provisions, and related previous litigation. Alaska Department of Natural Resources (ADNR), Donlin Gold, and Calista filed response briefs on June 15-16, 2022. Earthjustice filed its reply on July 18, 2022, and requested oral arguments. The second appellant filed his initial brief on June 8, 2022. ADNR’s and Donlin Gold’s response briefs were submitted on August 22, 2022, and the second appellant filed their reply brief on November 9, 2022. The request for oral arguments was granted by the Court and they were held on January 11, 2023. On April 12, 2023, the Alaska Superior Court affirmed ADNR’s issuance of the ROW lease in the Earthjustice/ONC case. This decision has been appealed by Earthjustice to the Alaska Supreme Court. We anticipate an Alaska Superior Court decision on the Fithian case by the end of 2023.

On May 25, 2022, Earthjustice, on behalf of ONC and five Y-K villages, filed an appeal of the final Water Rights in Alaska Superior Court. The appellants filed their initial brief on November 21, 2022. The briefing process has been completed and oral arguments are scheduled for July 19, 2023. A decision is expected within the next twelve-month period.

In September 2022, 13 tribes sent a letter to the Corps and the U.S. Environmental Protection Agency (EPA) requesting that the Corps consider requiring a supplemental environmental impact statement (EIS) on the Donlin Gold project and also requesting to revoke the Clean Water Act Section 404 permit in light of what the tribes consider “new information” since the final EIS was issued in 2018. Additionally, in September 2022, the same tribes submitted a separate letter to the EPA requesting that they initiate a Clean Water Act Section 404(c) veto process for the Donlin Gold project. In early January 2023, Donlin Gold and Calista both submitted responses to the Corps on why the requests to prepare a supplemental EIS or revoke the 404 permit should not be granted. In mid-January 2023, Donlin Gold also provided a response to the EPA describing why the agency should not initiate a 404(c) process.

On April 6, 2023, Earthjustice with ONC and five Y-K villages filed suit against the U.S. government in Anchorage Federal District Court. The lawsuit asks the Court to invalidate the Joint Record of Decision, including the Clean Water Act Section 404 permit issued by the Corps and ROW lease for the portions of the pipeline on Federal lands issued by the Bureau of Land Management of the U.S. Department of Interior. The DOJ will defend the issuance of the permits by those Federal agencies. Donlin Gold and Calista have been granted intervenor status in this case.

Donlin Gold project

The continued focus at Donlin Gold is to update the geologic and resource models with the data derived from the extensive drill program that took place over the last three years; reviewing key project assumptions, inputs, and design components for optimization (mine engineering, metallurgy, hydrology, and infrastructure); advancing remaining permits through the regulatory process and supporting the State in maintaining the existing permits; and, through continued engagement, sustaining and expanding project support in the Y-K region.

The 2023 field program at the Donlin Gold project is anticipated to be completed in July. The Donlin Gold project camp workforce has safely advanced site activities. Local hire has always been a priority for Donlin Gold with 63% of the workforce being from the Y-K. The work completed to date includes fieldwork and geotechnical drilling for the Alaska Dam Safety certificates by collecting data in the locations of the water retention structures planned for construction (including proposed Tailings Storage Facility); and hydrological drilling to further define the depth and flow of groundwater in the areas of the planned Donlin Gold pit and surrounding infrastructure to support mine planning and design.

The comprehensive work being completed will provide valuable information for the Donlin Gold LLC board and its owners to consider with respect to an updated feasibility study decision. The owners will advance the Donlin Gold project in a financially disciplined manner with a strong focus on engineering excellence, environmental stewardship, a strong safety culture and continued community engagement.

Our share of funding for the Donlin Gold project in the first half of 2023 was $12,772. In 2023, we continue to expect our share of Donlin Gold LLC funding to be $17,000, including $8,000 for external affairs, permitting, environmental, land, and legal activities and $9,000 for project planning and fieldwork.

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

Consolidated Financial Results

Second quarter 2023 compared to 2022

In the second quarter of 2023, Net loss decreased by $321 from 2022, primarily due to lower field expenses at Donlin Gold and increased interest income on cash and term deposits, partially offset by an increase in interest expense on the promissory note and higher corporate travel and legal expenses. Donlin Gold expenses were lower in the second quarter of 2023 with fieldwork and geotechnical drilling for the Alaska Dam Safety certificates and hydrological drilling to support mine planning and design in the second quarter of 2023, compared to the large exploration drilling program in the second quarter of 2022.

First six months 2023 compared to 2022

In the first six months of 2023, Net loss increased by $343 from 2022, primarily due to an increase in interest expense on the promissory note and higher corporate travel and legal expenses, partially offset by increased interest income and other income related to the 2021 sale of the Company’s interest in the San Roque mineral property.

Liquidity and Capital Resources

Liquidity overview

At present, we believe we have sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs through completion of an updated Donlin Gold feasibility study. Further, we believe we have sufficient working capital available to cover anticipated costs and expenses for at least the next three years. Substantial additional capital will be required once a decision to commence engineering and construction is reached by the Donlin Gold LLC board for the Donlin Gold project. Future financing to fund construction are anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our anticipated expenditures in fiscal year 2023 are approximately $31,000, including $17,000 to fund the Donlin Gold project, $13,000 for corporate general and administrative costs, and $1,000 for working capital and other items.

Our financial position includes the following as of May 31, 2023:

●	Cash and cash equivalents of $46,954, primarily held at three large Canadian domestic chartered banks with high credit ratings.
●	Term deposits of $62,000 denominated in U.S. dollars and held at two large Canadian domestic chartered banks with high credit ratings and maturities of less than one year.
●	A note receivable of $25,000 due on July 27, 2023, and a note for $75,000 fully contingent upon approval of a Galore Creek project construction plan by the owner(s).
●

Promissory note payable to Barrick of $129,841, including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

In the second quarter of 2023 cash and cash equivalents decreased by $7,207, mainly to fund our share of Donlin Gold and for corporate administrative expenses. The decrease in cash used in operating activities in the second quarter of 2023 compared to 2022 was primarily due to interest proceeds received on cash and term deposits. The increase in cash used in investing activities was due to proceeds from term deposits in the second quarter of 2022, partially offset by reduced funding of Donlin Gold in the second quarter of 2023.

In the first six months of 2023 cash and cash equivalents decreased by $16,928, mainly to fund our share of Donlin Gold and for corporate administrative expenses. The decrease in cash used in operating activities in the first six months of 2023 compared to 2022 was primarily due to interest proceeds received on cash and term deposits in 2023, and the timing of corporate liability insurance payments and withholding tax paid on share-based compensation in 2022 (no PSUs vested in 2023). The increase in cash used in investing activities was due to proceeds from term deposits in 2022, partially offset by reduced funding of Donlin Gold and proceeds received from the sale of the Company’s interest in the San Roque mineral property in 2023.

Outstanding share data

As of June 20, 2023, the Company had 334,132,703 common shares issued and outstanding. Also, as of June 20, 2023, the Company had: i) a total of 8,695,067 stock options outstanding; 7,660,400 with a weighted-average exercise price of $6.29 and the remaining 1,034,667 of those stock options with a weighted-average exercise price of C$8.74; and ii) 1,605,500 PSUs and 321,416 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 11,424,733 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of May 31, 2023, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.3 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2023. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: June 27, 2023	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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