Form 10-Q
period 2023-08-31
NOVAGOLD RESOURCES INC
filed 2023-10-03
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2023

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

As of September 26, 2023, the Company had 334,181,149 Common Shares, no par value, outstanding.

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

●

our expectations regarding the timing and outcome of the appeals of the Donlin Gold 401 Certification (as defined below), State Pipeline ROW (as defined below) agreement and lease, the application for water rights, and the Donlin Gold Joint Record of Decision and 404 permit (both as defined below).

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited, US dollars in thousands)

	As of August 31, 2023	As of November 30, 2022
ASSETS
Cash and cash equivalents	$44,079	$63,882
Term deposits	86,000	62,000
Notes receivable (Note 4)	—	24,421
Other assets (Note 6)	1,816	2,235
Current assets	131,895	152,538
Investment in Donlin Gold (Note 5)	3,099	3,848
Other assets (Note 6)	3,139	2,803
Total assets	$138,133	$159,189

LIABILITIES
Accounts payable and accrued liabilities	$1,654	$769
Accrued payroll and related benefits	1,936	2,532
Other liabilities (Note 8)	370	1,298
Current liabilities	3,960	4,599
Promissory note (Note 7)	133,274	123,685
Other liabilities (Note 8)	858	1,002
Total liabilities	138,092	129,286

Commitments and contingencies (Notes 7 and 8)

EQUITY
Common shares	1,985,663	1,983,962
Contributed surplus	87,691	82,866
Accumulated deficit	(2,048,890)	(2,012,508)
Accumulated other comprehensive loss	(24,423)	(24,417)
Total equity	41	29,903
Total liabilities and equity	$138,133	$159,189

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 3, 2023. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Anthony P. Walsh, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
Operating expenses:	2023	2022	2023	2022
General and administrative (Note 10)	$5,243	$4,872	$16,385	$15,420
Equity loss – Donlin Gold (Note 5)	3,978	9,412	15,996	21,893
	9,221	14,284	32,381	37,313

Loss from operations	(9,221)	(14,284)	(32,381)	(37,313)
Interest expense on promissory note	(3,433)	(2,198)	(9,589)	(5,394)
Accretion of notes receivable	145	212	579	631
Other income (expense), net (Note 11)	1,435	147	5,084	988
Loss before income taxes and other items	(11,074)	(16,123)	(36,307)	(41,088)
Income tax expense	—	—	(75)	—
Net loss	(11,074)	(16,123)	(36,382)	(41,088)

Other comprehensive income (loss):
Foreign currency translation adjustments	85	(761)	(6)	(497)

Comprehensive loss	$(10,989)	$(16,884)	$(36,388)	$(41,585)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)	$(0.11)	$(0.12)

Weighted average shares outstanding
Basic and diluted (thousands)	334,158	333,337	334,022	333,172

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Operating activities:
Net loss	$(11,074)	$(16,123)	$(36,382)	$(41,088)
Adjustments:
Equity loss – Donlin Gold	3,978	9,412	15,996	21,893
Share-based compensation	2,225	2,105	6,526	6,301
Interest expense on promissory note	3,433	2,198	9,589	5,394
Foreign exchange (gain) loss	21	(423)	(15)	(264)
Accretion of notes receivable	(145)	(212)	(579)	(631)
Gain on sale of mineral property	—	—	(556)	—
Change in fair value of marketable securities	45	647	(333)	(66)
Other operating adjustments	4	2	43	—
Net change in operating assets and liabilities (Note 13)	210	750	(254)	(1,506)
Net cash used in operating activities	(1,303)	(1,644)	(5,965)	(9,967)

Investing activities:
Proceeds from term deposits	—	62,000	62,000	78,000
Purchases of term deposits	(24,000)	(62,000)	(86,000)	(70,000)
Proceeds from note receivable	25,000	—	25,000	—
Funding of Donlin Gold	(2,475)	(8,438)	(15,247)	(24,925)
Proceeds from sale of mineral property	—	—	556	—
Acquisition of property and equipment	(133)	—	(147)	—
Net cash provided from (used in) investing activities	(1,608)	(8,438)	(13,838)	(16,925)

Financing activities:
Withholding tax on share-based compensation	—	—	—	(2,122)
Net cash used in financing activities	—	—	—	(2,122)

Effect of exchange rate changes on cash and cash equivalents	36	(278)	—	(178)
Net change in cash and cash equivalents	(2,875)	(10,360)	(19,803)	(29,192)
Cash and cash equivalents at beginning of period	46,954	72,292	63,882	91,124
Cash and cash equivalents at end of period	$44,079	$61,932	$44,079	$61,932

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Unaudited, US dollars and shares in thousands)

	Nine months ended August 31, 2023
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2022	333,753	$1,983,962	$82,866	$(2,012,508)	$(24,417)	$29,903
Share-based compensation	—	—	2,161	—	—	2,161
Stock options exercised	230	734	(734)	—	—	—
Net loss	—	—	—	(10,659)	—	(10,659)
Other comprehensive loss	—	—	—	—	(101)	(101)
February 28, 2023	333,983	$1,984,696	$84,293	$(2,023,167)	$(24,518)	$21,304
Share-based compensation	—	—	2,140	—	—	2,140
Stock options exercised	115	687	(687)	—	—	—
Net loss	—	—	—	(14,649)	—	(14,649)
Other comprehensive income	—	—	—	—	10	10
May 31, 2023	334,098	$1,985,383	$85,746	$(2,037,816)	$(24,508)	$8,805
Share-based compensation	—	—	2,225	—	—	2,225
Stock options exercised	35	34	(34)	—	—	—
Deferred share units (DSUs) settled in shares	48	246	(246)	—	—	—
Net loss	—	—	—	(11,074)	—	(11,074)
Other comprehensive income	—	—	—	—	85	85
August 31, 2023	334,181	$1,985,663	$87,691	$(2,048,890)	$(24,423)	$41

	Nine months ended August 31, 2022
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2021	332,416	$1,978,520	$82,216	$(1,959,165)	$(23,289)	$78,282
Share-based compensation	—	—	2,091	—	—	2,091
Performance share units (PSUs) settled in shares	430	1,731	(1,731)	—	—	—
Stock options exercised	144	550	(550)	—	—	—
Withholding tax on PSUs	—	—	(2,122)	—	—	(2,122)
Net loss	—	—	—	(9,995)	—	(9,995)
Other comprehensive income	—	—	—	—	178	178
February 28, 2022	332,990	$1,980,801	$79,904	$(1,969,160)	$(23,111)	$68,434
Share-based compensation	—	—	2,105	—	—	2,105
Stock options exercised	347	984	(984)	—	—	—
Net loss	—	—	—	(14,970)	—	(14,970)
Other comprehensive income	—	—	—	—	86	86
May 31, 2022	333,337	$1,981,785	$81,025	$(1,984,130)	$(23,025)	$55,655
Share-based compensation	—	—	2,105	—	—	2,105
Net loss	—	—	—	(16,123)	—	(16,123)
Other comprehensive loss	—	—	—	—	(761)	(761)
August 31, 2022	333,337	$1,981,785	$83,130	$(2,000,253)	$(23,786)	$40,876

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

NOTE 4 – NOTES RECEIVABLE

On July 27, 2018, the Company sold its interest in the Galore Creek project to Newmont for cash proceeds of $100,000, a $75,000 note receivable due on the earlier of the completion of a Galore Creek pre-feasibility study or July 27, 2021, a $25,000 note receivable due on the earlier of the completion of a Galore Creek feasibility study or July 31, 2023, and a contingent note for $75,000 upon approval of a Galore Creek project construction plan by the owner(s). The Company received from Newmont $75,000 on July 27, 2021 and $25,000 on July 27, 2023.

A contingent note for $75,000 is receivable upon approval of a Galore Creek project construction plan by the owner(s). No value was assigned to this final $75,000 contingent note receivable. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of August 31, 2023.

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Balance – beginning of period	$4,602	$7,582	$3,848	$3,576
Share of losses:
Mineral property expenditures	(3,827)	(9,280)	(15,542)	(21,567)
Depreciation	(141)	(120)	(424)	(291)
Accretion	(10)	(12)	(30)	(35)
	(3,978)	(9,412)	(15,996)	(21,893)
Funding	2,475	8,438	15,247	24,925
Balance – end of period	$3,099	$6,608	$3,099	$6,608

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

	As of August 31,	As of November 30,
	2023	2022
Current assets: Cash, prepaid expenses and other receivables	$3,359	$4,220
Non-current assets: Right-of-use assets, property and equipment	1,600	2,036
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(1,744)	(2,322)
Non-current liabilities: Reclamation and lease obligations	(731)	(701)
Net assets	$35,099	$35,848

NOTE 6 – OTHER ASSETS

	As of August 31, 2023	As of November 30, 2022
Other current assets:
Accounts receivable	$323	$301
Interest receivable	1,005	62
Receivable from Donlin Gold	233	574
Prepaid expenses	255	1,298
	$1,816	$2,235

Other long-term assets:
Marketable equity securities	$2,174	$1,845
Right-of-use assets	804	939
Office equipment	161	19
	$3,139	$2,803

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $133,274, comprised of $51,576 in principal, and $81,698 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 8 – OTHER LIABILITIES

	As of August 31, 2023	As of November 30, 2022
Other current liabilities:
Remediation liabilities	$181	$1,156
Lease obligations	189	142
	$370	$1,298

Other long-term liabilities:
Remediation liabilities	$200	$200
Lease obligations	658	802
	$858	$1,002

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, marketable equity securities, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair value of the Company’s other financial instruments approximates their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $2,174 as of August 31, 2023 ($1,845 as of November 30, 2022), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Share-based compensation (Note 12)	$2,225	$2,105	$6,526	$6,301
Salaries and benefits	1,691	1,607	5,149	5,033
Office expense	783	750	2,488	2,228
Professional fees	375	162	1,236	922
Corporate communications and regulatory	167	246	981	930
Depreciation	2	2	5	6
	$5,243	$4,872	$16,385	$15,420

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 11 – OTHER INCOME (EXPENSE), NET

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Interest and dividend income	$1,501	$371	$4,180	$658
Gain on sale of mineral property	—	—	556	—
Change in fair market value of marketable securities	(45)	(647)	333	66
Foreign exchange gain (loss)	(21)	423	15	264
	$1,435	$147	$5,084	$988

NOTE 12 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Stock options	$1,170	$1,195	$3,432	$3,580
Performance share unit plan	995	855	2,926	2,550
Deferred share unit plan	60	55	168	171
	$2,225	$2,105	$6,526	$6,301

Stock options

A summary of stock options outstanding and activity during the nine months ended August 31, 2023 are as follows:

	Number of stock options (thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2022	7,717	$6.18
Granted	2,292	5.71
Exercised	(1,021)	3.79
Cancelled	(293)	6.79
August 31, 2023	8,695	$6.31	2.37	$831
Vested and exercisable as of August 31, 2023	4,959	$6.23	1.31	$831

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other stock option-related information:

	Nine months ended August 31,
	2023	2022
Weighted-average assumptions used to value stock option awards:
Expected volatility	48.4%	46.5%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	3.85%	1.13%
Expected forfeiture rate	2.8%	2.9%
Weighted-average grant-date fair value	$2.40	$2.49
Intrinsic value of options exercised	$2,024	$3,630
Cash received from options exercised	$—	$—

As of August 31, 2023, the Company had $3,925 of unrecognized compensation cost related to 3,736,000 non-vested stock options expected to be recognized and vest over a period of approximately 2.25 years.

Performance share units

A summary of PSU awards outstanding and activity during the nine months ended August 31, 2023 are as follows:

	Number of PSU awards (thousands)	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2022	1,257	$7.65
Granted	787	5.74
Vested	—	—
Performance adjustment	(439)	6.96
August 31, 2023	1,605	$6.89	$751

As of August 31, 2023, the Company had $4,768 of unrecognized compensation cost related to 1,605,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.25 years.

The following table summarizes other PSU-related information:

	Nine months ended August 31,
	2023	2022
Performance multiplier on PSUs vested	—%	93%
Common shares issued (thousands)	—	430
Total fair value of common shares issued	$—	$2,903
Withholding tax paid on PSUs vested	$—	$2,122

NOTE 13 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Changes in operating assets and liabilities:
Other assets	$(422)	$17	$432	$(684)
Accounts payable and accrued liabilities	1,039	173	885	144
Accrued payroll and related benefits	559	595	(596)	(860)
Remediation liabilities	(966)	(35)	(975)	(106)
	$210	$750	$(254)	$(1,506)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and nine-month periods ended August 31, 2023 and August 31, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2022, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR+ at www.sedarplus.ca. References herein to $ refer to United States dollars and C$ to Canadian dollars.

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

Donlin Gold highlights

Stakeholder and government engagement

Donlin Gold's enduring partnerships with Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC) have been pivotal in facilitating comprehensive outreach throughout the Yukon-Kuskokwim (“Y-K”) region. In June 2023, Donlin Gold further strengthened its commitment by adding a new community liaison representative from the local village of Nunapitchuk, bringing the total to six. These collaborative efforts are reinforced by the establishment of 14 Shared Values Statements with key villages in the Y-K region. These statements formalize Donlin Gold's ongoing engagement with local communities, build upon existing long-term relationships, and address specific community needs.

During the third quarter, Donlin Gold, in collaboration with Calista and the village of Crooked Creek, conducted additional meetings in Alaska with State officials and the US Army Corps of Engineers (“Corps”). Meetings were also held in Washington, DC with delegation members and senior leadership from the U.S. Department of Interior as part of ongoing bipartisan outreach efforts to the Biden Administration and U.S. Congress, including Senators Lisa Murkowski and Dan Sullivan and Representative Mary Peltola from the Y-K region. In all these meetings, Calista, Donlin Gold, and Crooked Creek have highlighted the thoroughness of the project’s environmental review and permitting processes, as well as the partnerships with Native Alaskans that own the land.

In August, Donlin Gold received recognition from U.S. Representative Mary Peltola during the Alaska Oil & Gas Association conference for its exceptional project outreach and community engagement efforts. This acknowledgment underscores Donlin Gold's commitment to fostering positive relationships and actively involving local communities in the Y-K region, reflecting the importance of responsible and sustainable resource development in Alaska.

Environment and social investments

NOVAGOLD’s efforts are focused on education, community wellness, cultural preservation, and environmental stewardship. Donlin Gold supports these initiatives through fisheries studies and other environmental activities, subsistence and cultural preservation activities, and grants. A wide range of activities and projects were carried out in the third quarter with Calista and TKC.

Health and Safety

Donlin Gold supported the Chevak Search and Rescue team and provided funding to various health and safety initiatives of communities throughout the Y-K and Cook Inlet regions such as Skwentna and Nikolai.

Healthy Lifestyle and Cultural Preservation

In collaboration with the village of Napaimute, Donlin Gold actively participated in and provided principal support for the “In It For The Long Haul” waste backhaul program for the sixth year in a row. This vital project is dedicated to the collection, removal, and safe disposal of household hazardous and electronic waste from villages across the Y-K region, preventing its adverse impact on landfills and waterways. This year's program achieved significant milestones, including the removal of waste from fish camps in the Middle Kuskokwim. Moreover, Donlin Gold employees from three villages (Marshall, Pilot Station, and Pitka's Point) played a pivotal role in initiating waste backhaul operations along the Yukon River, culminating in the collection and proper disposal of 17,000 pounds of hazardous and electronic waste. Appliances were collected and removed from Kuskokwim villages and collected in Bethel where the annual event with our partners took place.

Education

Advancing education opportunities in Alaska is another high priority for both NOVAGOLD and Donlin Gold. In June 2023, Donlin Gold supported the Excel Alaska program which is a non-profit providing supplemental academic, career and technical education initiatives for rural youth and young adults across the Y-K region. Students receive high school credit toward graduation and concurrent college credits.

Donlin Gold also continues to financially support the Alaska School Activities Association, a statewide nonprofit organization established to direct, develop and support Alaska’s high school interscholastic sports, academic and fine arts activities.

NOVAGOLD continued its annual funding of a scholarship at University of Alaska for underrepresented students majoring in Mine Engineering and Geology.

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

The Donlin Gold camp re-opened in February to continue geotechnical and hydrological fieldwork to collect additional data needed to advance toward the next step in the design documentation required for the Alaska Dam Safety certificates, with field work completed in July. Issuance of the certificates is expected in 2026. In 2022, Donlin Gold applied for a new air quality permit based on updated air quality modeling and emissions controls information. The new air quality permit was issued in July 2023 and was not appealed. The regularly scheduled re-issuance of the project’s Alaska Pollutant Discharge Elimination System (APDES) permit from the Alaska Department of Environmental Conservation (ADEC) is underway and was extended indefinitely through reissuance, which is expected to occur in 2024.

Litigation

On June 3, 2020, Earthjustice joined by Orutsararmiut Native Council (ONC), ten Y-K villages, and the Alaska Community Action on Toxics filed a formal appeal with the ADEC Commissioner of the State’s water quality certification under Section 401 of the Clean Water Act (the “401 Certification”). The appeal process consisted of an Administrative Hearing in front of an Administrative Law Judge (ALJ) appointed by the ADEC Commissioner. On April 12, 2021, the ALJ issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021, in Alaska Superior Court by Earthjustice, on behalf of ONC. On September 27, 2021, Donlin Gold filed a motion requesting a short term stay in the case to allow the State to fully consider additional technical materials on mercury and temperature; the State indicated to the Court that they did not oppose the motion. On October 22, 2021, Donlin Gold submitted to ADEC expert technical reports on mercury and temperature. On November 22, 2021, ADEC filed an additional motion asking to remand the 401 certification back to ADEC to determine how the additional information affects the certification. Earthjustice did not oppose the motion although had comments on the remand process. On December 29, 2021, the Court granted the remand request, dismissed the case without prejudice, and left in place the existing certification. On May 13, 2022, the ADEC Water Division Director reaffirmed the 401 certification. On June 13, 2022, Earthjustice appealed the elements of the decision related to temperature to the Commissioner and requested an adjudicatory hearing with an ALJ. On July 14, 2022, the Commissioner granted the request for the hearing and a new ALJ was assigned. On September 14, 2022, Earthjustice filed their initial brief. Donlin Gold and ADEC filed response briefs on October 14, 2022. Earthjustice filed their final reply brief on October 21, 2022. On August 18, 2023, the Commissioner reaffirmed ADEC’s issuance of the 401 Certification.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three Y-K villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. An appeal was also filed by a second party, Robert Fithian, the owner of an outdoor guiding business located near the proposed Donlin Gold pipeline route, on September 20, 2021. The two appeals were consolidated into a single case before the Alaska Superior Court based in Anchorage, Alaska. On April 12, 2023 and July 3, 2023, the Alaska Superior Court affirmed ADNR’s issuance of the ROW lease in the Earthjustice case and Robert Fithian case, respectively. The decision in the Earthjustice case has been appealed to the Alaska Supreme Court. The briefing process is underway. Mr. Fithian did not appeal to the Alaska Supreme Court.

On May 25, 2022, Earthjustice, on behalf of ONC and five Y-K villages, filed an appeal of the final Water Rights in Alaska Superior Court. The appellants filed their initial brief on November 21, 2022. On April 25, 2022, the ADNR Commissioner denied the appeal; however, Earthjustice, ONC and five villages appealed the Commissioner’s decision in Alaska Superior Court on May 25, 2022. The briefing process was completed, and oral arguments were held on July 19, 2023. On September 1, 2023, the Alaska Superior Court affirmed ADNR’s decision on Donlin Gold’s water rights permits.

In September 2022, 13 tribes sent letters to the Corps and the U.S. Environmental Protection Agency (EPA). The letter to the Corps requests that it consider requiring a supplemental environmental impact statement (EIS) on the Donlin Gold project and revoke the Clean Water Act Section 404 permit (the “404 permit”) in light of what the tribes consider “new information” since the final EIS was issued in 2018. Additionally, the EPA letter requested that it initiate a Clean Water Act Section 404(c) veto process for the Donlin Gold project. In early January 2023, Donlin Gold and Calista both submitted responses to the Corps on why the requests to prepare a supplemental EIS or revoke the 404 permit should not be granted. In January 2023, Donlin Gold also provided a response to the EPA describing why the agency should not initiate a 404(c) process. To date, neither the Corps nor EPA has responded to the tribes’ letters.

On April 6, 2023, Earthjustice with ONC and six Y-K villages filed suit against the U.S. government in Anchorage Federal District Court. The lawsuit asks the Court to invalidate the Donlin Gold Joint Record of Decision, including the 404 permit issued by the Corps and ROW lease for the portions of the pipeline on Federal lands issued by the Bureau of Land Management of the U.S. Department of Interior. The U.S. Department of Justice (DOJ) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold and Calista have been granted intervenor status in this case. DOJ is compiling the Administrative Record for the court, and the briefing process is expected to be scheduled in early 2024.

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

The 2023 field program at the Donlin Gold project was safely completed on schedule in July and included comprehensive fieldwork and geotechnical drilling required for the Alaska Dam Safety certificates. This involved data collection at the locations earmarked for water retention structures, including the proposed Tailings Storage Facility (TSF). The fieldwork included 1,840 meters of geotechnical drilling, 74 water retention structure test pits, 25 kilometers of seismic survey, and TSF test plot liner installation. Fieldwork to further define groundwater at the site included 1,279 meters of hydrogeologic drilling with instrumentation and pump tests, providing essential information for mine planning and design. At the historic Lyman placer site, restoration work included significant stream and pond habitat creation. Final work including anticipated aquatic life access and use is planned for the 2024 field season.

The recently completed comprehensive work provided valuable information for the Donlin Gold LLC board and its owners. The resulting information was further discussed during the most recent workshop in Alaska and is helping us define the next steps in the advancement of the Donlin Gold project and workplan for the coming years. The owners will advance the Donlin Gold project in a financially disciplined manner with a strong focus on engineering excellence, environmental stewardship, a strong safety culture and continued community engagement.

Our share of funding for the Donlin Gold project in the first nine months of 2023 was $15,247. For the full year in 2023, we expect our share of Donlin Gold LLC funding to be $18,000, including $8,000 for external affairs, permitting, environmental, land, and legal activities and $10,000 for project planning and fieldwork, including an increase of $1,000 to fund additional mining studies.

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

Other remediation

During the third quarter, $955 in remediation costs were incurred for fieldwork at the historic former New Gold House property in Nome, Alaska. Final work including seeding is planned for the 2024 field season.

Consolidated Financial Results

Third quarter 2023 compared to 2022

In the third quarter of 2023, Net loss decreased by $5,049 from 2022, primarily due to lower field expenses at Donlin Gold and increased interest income on cash and term deposits, partially offset by an increase in interest expense on the promissory note. Donlin Gold expenses in the third quarter of 2023 included fieldwork and geotechnical drilling for the Alaska Dam Safety certificates applications and hydrological drilling to support mine planning and design completed in July were lower than the large exploration drilling program in the third quarter of 2022.

First nine months 2023 compared to 2022

In the first nine months of 2023, Net loss decreased by $4,706 from 2022, primarily due to lower field expenses at Donlin Gold, increased interest income on cash and term deposits, and other income related to the 2021 sale of the Company’s interest in the San Roque mineral property, partially offset by an increase in interest expense on the promissory note and higher corporate travel and legal expenses. Donlin Gold expenses were lower in 2023 with fieldwork and geotechnical drilling for the Alaska Dam Safety certificates applications and hydrological drilling to support mine planning and design completed in July, compared to the large exploration drilling program in 2022.

Liquidity and Capital Resources

Liquidity overview

At present, we believe we have sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs through completion of an updated Donlin Gold feasibility study. Further, we believe we have sufficient working capital available to cover anticipated costs and expenses for at least the next three years. Substantial additional capital will be required once a decision to commence engineering and construction is reached by the Donlin Gold LLC board for the Donlin Gold project. Future financing to fund construction is anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing in our Annual Report on Form 10-K for the year ended November 30, 2022, as filed with the SEC on January 25, 2023.

Our anticipated expenditures in fiscal year 2023 are approximately $32,000, including $18,000 to fund our share of the Donlin Gold project, $13,000 for corporate general and administrative costs, and $1,000 for working capital and other items.

Our financial position includes the following as of August 31, 2023:

●	Cash and cash equivalents of $44,079, primarily held at three large Canadian domestic chartered banks with high credit ratings.

●	Term deposits of $86,000 denominated in U.S. dollars and held at two large Canadian domestic chartered banks with high credit ratings and maturities of less than one year.

●

Promissory note payable to Barrick of $133,274, including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

In the third quarter of 2023 cash and cash equivalents decreased by $2,875, mainly to fund our share of Donlin Gold and for corporate administrative expenses. The decrease in cash used in operating activities in the third quarter of 2023 compared to 2022 was primarily due to interest proceeds received on cash and term deposits. The decrease in cash used in investing activities was primarily due to lower Donlin Gold funding requirements. The Newmont note payment of $25,000 was received in July 2023 and $24,000 was invested in term deposits.

In the first nine months of 2023 cash and cash equivalents decreased by $19,803, mainly to fund our share of Donlin Gold and for corporate administrative expenses, partially offset by the note proceeds received from Newmont. The decrease in cash used in operating activities in the first nine months of 2023 compared to 2022 was primarily due to increased interest proceeds received on cash and term deposits in 2023, the timing of corporate liability insurance payments, and withholding tax paid on share-based compensation in 2022 (no PSUs vested in 2023). The decrease in cash used in investing activities was primarily due to the Newmont note proceeds and lower Donlin Gold funding requirements, partially offset by net proceeds from term deposits in 2022.

Outstanding share data

As of September 26, 2023, the Company had 334,181,149 common shares issued and outstanding. Also, as of September 26, 2023, the Company had: i) a total of 8,695,067 stock options outstanding; 7,660,400 with a weighted-average exercise price of $6.29 and the remaining 1,034,667 of those stock options with a weighted-average exercise price of C$8.74; and ii) 1,605,500 PSUs and 287,072 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 11,390,389 common shares.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, and term deposit investments. Cash and cash equivalents are primarily held at three large Canadian domestic chartered banks with high deposit credit ratings (S&P: AA- or A-1(mid), Moody’s: Aa1 or Aa3). All term deposits are held through two of the largest Canadian domestic chartered banks with high deposit credit ratings (S&P: AA-, Moody’s: Aa1) and have maturities of less than one year.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of August 31, 2023, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.3 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2023. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: October 3, 2023	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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