Form 10-K
period 2023-11-30
NOVAGOLD RESOURCES INC
filed 2024-01-24
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2023

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

Based on the last sale price on the NYSE American of the registrant’s common shares on May 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) of $5.15 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $1,266,900,000.

As of January 16, 2024, the registrant had 334,371,223 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 1, 2024, in connection with the registrant’s fiscal year 2023 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVAGOLD RESOURCES INC.

NOVAGOLD RESOURCES INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2023.

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
●

our expectations regarding the timing and outcome of the appeals to the Federal Joint Record of Decision (JROD) and permits issued by the U.S. Army Corps of Engineers (Corps) and U.S. Bureau of Land Management (BLM) and the State Clean Water Act Section 401 Certification (as defined below), pipeline right-of-way (ROW) agreement and lease (as defined below); and application for water rights (as defined below).

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;

NOVAGOLD RESOURCES INC.

●	risks related to co-owner on which we depend for Donlin Gold project activities;
●	risks related to proceeding with a feasibility study for the Donlin Gold project without the participation of the co-owner;
●	our history of losses and expectation of future losses; our limited property portfolio;
●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty of estimates of capital costs, operating costs, production and economic returns;
●	commodity price fluctuations;
●	risks related to market events and general economic conditions;
●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations (NGOs) or civil society;
●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;
●	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;
●	uncertainty related to title to the Donlin Gold project;
●	risks related to our largest shareholder;
●	risks related to conflicts of interests of some of the directors and officers of the Company;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	credit, liquidity, interest rate and currency risks;
●

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production; risks related to governmental regulation;

●	risks related to environmental laws and regulations;
●	risks related to our insurance;
●	risks related to title and other rights to our mineral properties;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of the Donlin Gold project, and related cost increases;
●	our need to attract and retain qualified management and technical personnel;
●	uncertainty as to the outcome of potential litigation;
●	risks related to the effects of global climate change on the Donlin Gold project;
●	risks related to information technology systems; and
●	risks related to the Company’s status as a “passive foreign investment company” in the United States

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

NOVAGOLD RESOURCES INC.

GLOSSARY OF TECHNICAL TERMS

The following technical terms defined in this section are used throughout this Annual Report on Form 10-K.

alluvial	A placer formed by the action of running water, as in a stream channel or alluvial fan; also said of the valuable mineral (e.g. gold or diamond) associated with an alluvial placer.

arsenopyrite	An arsenic iron sulfide mineral (FeAsS).

assay	A metallurgical analysis used to determine the quantity (or grade) of various metals in a sample.

concentrate	A clean product recovered in flotation, which has been upgraded sufficiently for downstream processing or sale.

cut-off grade	The grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing "prospects of economic extraction," the cut-off grade is the grade that distinguishes material deemed to have no economic value (it will not be mined in underground mining or if mined in surface mining, its destination will be the waste dump) from material deemed to have economic value (its ultimate destination during mining will be a processing facility). Other terms used in similar fashion as cut-off grade include net smelter return, pay limit, and break-even stripping ratio.

cyanidation	A metallurgical technique, using a dilute cyanide solution, for extracting gold from ore by dissolving the gold into solution.

dike	A tabular igneous intrusion that cuts across the bedding of the host rock.

doré	A semi-pure alloy of gold and silver.

electrowinning	The deposition of gold from solution to cathodes by passing electric current from anodes through gold-bearing solution.

flotation	A process used for the concentration of minerals, especially within base metal systems.

geotechnical	Said of tasks or analysis that provide representative data of the geological rock quality in a known volume.

grade	Quantity of metal or mineral per unit weight of host rock.

greywacke	A variety of sandstone generally characterized by its hardness, dark color, and poorly sorted angular grains of quartz, feldspar, and small rock fragments set in a compact, clay-fine matrix.

host	rock A body of rock serving as a host for other rocks or for mineral deposits.

hydrothermal	Pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution.

intrusive	Said of igneous rock formed by the consolidation of magma intruded into other rocks.

mafic	Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.

massive	Said of a mineral deposit, especially of sulfides, characterized by a great concentration of mineralization in one place, as opposed to a disseminated or vein-like deposit.

mineral	A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

mineral

deposit A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures.

mineralization	A natural occurrence in rocks or soil of one or more yielding minerals or metals.

net present value (NPV)	The sum of the value on a given date of a series of future cash payments and receipts, discounted to reflect the time value of money and other factors such as investment risk.

ore	Rock containing metallic or non-metallic materials that can be extracted at a profit.

placer	An alluvial deposit of sand and gravel, which may contain valuable metals.

porphyry	An igneous rock of any composition that contains conspicuous phenocrysts (large crystals or mineral grains) in a fine-grained groundmass.

pyrite	An iron sulfide mineral (FeS2), the most common naturally occurring sulfide mineral.

pyrrhotite	An unusual, generally weakly magnetic, iron sulfide mineral with varying iron content (Fe1-xS (x=0 to 0.2)).

NOVAGOLD RESOURCES INC.

reverse circulation (RC)	A type of drilling using dual-walled drill pipe in which the material drilled, water and mud are circulated up the center pipe while air is blown down the outside pipe.

realgar	An arsenic sulfide mineral (As4S4).

reclamation	Restoration of mined land to original contour, use, or condition where possible.

rhyodacite	A volcanic, high-silica rock composed of mostly quartz and feldspar.

sedimentary	Said of rock formed at the Earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.

shale	A fine-grained detrital (transported by wind, water, or ice) sedimentary rock, formed by the consolidation of clay, silt, or mud.

sill	An intrusive sheet of igneous rock of roughly uniform thickness that has been forced between the bedding planes of existing rock.

stibnite	An antimony sulfide mineral (Sb2S3).

strike	The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

sulfide	A compound of sulfur and some other metallic element.

syngenetic	Relating to or denoting a mineral deposit or formation produced at the same time as the host rock.

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

We were incorporated by memorandum of association on December 5, 1984, under the Companies Act (Nova Scotia) as 1562756 Nova Scotia Limited. On January 14, 1985, we changed our name to NovaCan Mining Resources (1985) Limited and on March 20, 1987, we changed our name to NOVAGOLD RESOURCES INC. On May 29, 2013, our shareholders approved the continuance of the corporation into British Columbia. Subsequently, we filed the necessary documents in Nova Scotia and British Columbia, and we continued under the Business Corporations Act (British Columbia) effective as of June 10, 2013. The current addresses, telephone and facsimile numbers of our offices are:

Executive office	Corporate office
201 South Main Street, Suite 400	400 Burrard Street, Suite 1860
Salt Lake City, UT, USA 84111	Vancouver, BC, Canada V6C 3A6
Telephone (801) 639-0511	Toll free (866) 669-6227
Facsimile (801) 649-0509	Facsimile (604) 669-6272

NOVAGOLD RESOURCES INC.

Corporate Structure

As of November 30, 2023, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., AGC Resources Inc, NOVAGOLD (Bermuda) Alaska Limited and NOVAGOLD Resources (Bermuda) Limited.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

NOVAGOLD RESOURCES INC. (British Columbia)
NOVAGOLD Resources (Bermuda) Limited (Bermuda)
NOVAGOLD (Bermuda) Alaska Limited (Bermuda)
NOVAGOLD US Holdings Inc. (Delaware)
NOVAGOLD Resources Alaska Inc. (Alaska)
NOVAGOLD USA, Inc. (Delaware)
AGC Resources Inc. (Delaware)
50%
Donlin Gold LLC (Alaska)

NOVAGOLD RESOURCES INC.

Human Capital Resources

On November 30, 2023, we had 13 full-time employees, of which four are located in Canada and nine are located in the United States. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering, and corporate governance.

Company Values

Our company culture is the cornerstone of all our human capital programs. Empowering every employee to be their best, affording every employee the opportunity to make a difference, and giving every employee a chance to be heard are among the Company’s values. Our values extend to the communities in which we work. We have adopted a Human Rights Policy focused on our commitment to having a positive influence in the communities where we operate which includes ensuring that we respect human rights.

Diversity

As of the end of fiscal year 2023, 46% of our total workforce were women. Selection of individuals for executive and other positions with the Company is guided by the Company’s policy which “prohibits discrimination in any aspect of employment based on race, color, religion, sex, national origin, disability or age.” Our Board and management acknowledge the importance of all aspects of diversity including gender, ethnic origin, business skills and experience, because it is right to do so and because it is good for our business. When considering candidates for executive positions, the Board’s evaluation considers the broadest possible assessment of each candidate’s skills and background with the overriding objective of ensuring that we have the appropriate balance of skills, experience, and capacity that the Company needs to be successful. In the context of this overriding objective, we have determined not to set targets for the percentage of women, or other aspects of diversity, in executive officer positions.

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

NOVAGOLD’s diversity initiatives are applicable—but not limited—to our practices and policies on recruitment and selection; compensation and benefits; professional development and training; promotions; and the ongoing development of a work environment built on the premise of gender and diversity equity. To that end, we seek out qualified diverse candidates and encourage them to apply for open positions, either from within or outside of the company. We also seek out opportunities to develop a pipeline of qualified diverse candidates in a particular profession when we are unable to find them ourselves. For example, in 2021 the Company established and continues to fund the NOVAGOLD Mining and Geological Engineering Scholarship at the University of Alaska to help support and encourage undergraduate students seeking bachelor’s degrees in mining or geological engineering, with a focus on supporting underrepresented students.

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

Safety and Health

NOVAGOLD’s primary objective is to ensure the health and safety of its employees, partners, and contractors, and is reflected in its Health and Safety Policy. Our focus on safety is also reflected at Donlin Gold where a wide-ranging set of policies are implemented at the project site and in the Anchorage office. In 2023, neither Donlin Gold nor NOVAGOLD had any recordable injuries or lost time incidents (LTIs). At Donlin Gold specifically, more than 3.4 million hours have been worked over more than a decade without an LTI. Also see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

NOVAGOLD RESOURCES INC.

Recent Developments

Donlin Gold project

The 2023 field program at the Donlin Gold project commenced in February. It was safely completed on schedule in July and included comprehensive fieldwork and geotechnical drilling required to complete the Alaska Dam Safety certificate applications. This involved data collection at the locations earmarked for water retention structures, including the proposed Tailings Storage Facility (TSF). The fieldwork included 1,840 meters of geotechnical drilling, 74 test pits in the locations of the planned water retention structures, 25 kilometers of seismic survey, and TSF test plot liner installation. Fieldwork to further define groundwater conditions at the site included 1,279 meters of hydrogeologic drilling with instrumentation and pump tests, providing essential information for mine planning and design. At the historic Lyman placer site, restoration work included significant stream and pond habitat creation. Final work including anticipated aquatic life access and use is planned for the 2024 field season.

Trade-off studies and extensive analysis on project assumptions, inputs, design components for optimization (mine engineering, metallurgy, hydrology, power, and infrastructure) were prepared. Work on geologic modeling concepts and other optimization efforts are still underway. The comprehensive work provided valuable information for the Donlin Gold LLC board and its owners. On September 21, 2023, both Barrick and NOVAGOLD attended a workshop in Alaska to review the substantial amount of work completed to date and discuss the next steps for the Donlin Gold project and workplan for the coming years.

At the December 2023 Donlin Gold LLC board meeting, NOVAGOLD proposed proceeding to an updated feasibility study while the co-owner proposed continued drilling campaigns. Even though the owners did not agree to either proposal at the December meeting, they found common ground on value-adding activities that advance the project. Thus, while discussions continue regarding next steps, the Donlin Gold LLC board approved a budget of $28.5 million (100% basis) for 2024, comprising resource modelling, mine planning work, metallurgical test work (pilot plant), regional infrastructure support planning, geoscience hydrology and closure planning, advancement of the dam safety certificate applications, and continued support of pending litigation, government affairs, community engagement activities, and sponsorships. NOVAGOLD will continue to employ concerted and inclusive efforts to advance the Donlin Gold project for the benefit of all our shareholders and Donlin Gold stakeholders.

For further information, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Reclamation

We will generally be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which are approved by the appropriate regulatory agencies. In addition, financial assurance acceptable to the regulatory authority with jurisdiction over reclamation must be provided in an amount and form that is determined to be sufficient by the authority to implement the approved reclamation plan in the event that the project owners fail to complete the work as provided in the plan.

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

Availability of Raw Materials and Skilled Employees

Most aspects of our business require specialized skills and knowledge. Such skills and knowledge include the areas of geology, drilling, resource estimating, metallurgy, mine planning, logistical planning, preparation of pre-feasibility and feasibility studies, permitting, engineering, construction and operation of a mine, financing, legal, human resources, accounting, investor relations, and community relations. Historically, we have found that we can locate and retain appropriate employees and consultants and we believe we will continue to be able to do so.

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

The following table presents the annual high, low and average daily afternoon London Bullion Market Association (“LBMA”) Gold Price over the past five calendar years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2019	$1,546	$1,271	$1,392
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,628	$1,800
2023	$2,078	$1,811	$1,941
2024 (through January 16)	$2,068	$2,025	$2,042

On January 16, 2024, the afternoon LBMA gold price was $2,038 per ounce.

Data Source: lbma.org.uk

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

NOVAGOLD RESOURCES INC.

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

The Donlin Gold project is not in production or currently under construction, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future development of the Donlin Gold project will require obtaining permits and financing and the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the need to obtain necessary environmental and other governmental approvals and permits, and the timing and conditions of those approvals and permits;
●	the availability and cost of funds to finance construction and development activities;
●	the timing and cost, which can be considerable, of the construction of mining and processing facilities as well as related infrastructure;
●	potential opposition from NGOs, environmental groups or local groups which may delay or prevent development activities;
●	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
●	the availability and cost of skilled labor and mining equipment; and
●	the availability and cost of appropriate smelting and/or refining arrangements.

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

We are dependent on a third party in the exploration and development of our Donlin Gold project.

Our success with respect to the Donlin Gold project depends on the cooperation of a third party with whom we have an agreement; we hold a 50% interest and the remaining 50% interest is held by the third party that is not under our control or direction. We are dependent on the third party for the progress and development of the Donlin Gold project. The third party may also have different priorities which could impact the timing and cost of development of the Donlin Gold project. The third party may also be in default of its agreement with us, without our knowledge, which may put the mineral property and related assets at risk. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our ability to achieve our business plan, profitability, or the viability of our interests held with the third party, which could have a material adverse impact on our business, future cash flows, earnings, results of operations and financial condition: (i) disagreement with the third party on how to develop and operate the Donlin Gold project efficiently; (ii) inability to exert influence over certain strategic decisions made in respect of the jointly-held Donlin Gold project; (iii) inability of the third party to meet its obligations to the joint business or other parties; and (iv) litigation with the third party regarding joint business matters.

NOVAGOLD RESOURCES INC.

We may choose to proceed with a feasibility study for the Donlin Gold project without the participation of the co-owner, which would require significant management time and additional capital resources.

Although proposed by NOVAGOLD, currently the owners have not agreed to commence an updated feasibility study. The Company may choose to proceed with a feasibility study for the Donlin Gold project on its own without the participation of the co-owner, although the Company has not yet made a determination to do so. Embarking on a feasibility study is an endeavor requiring significant funding and staffing. We expect a feasibility study would take approximately two years to complete once commenced and would require significant management time and attention. In addition, if the Company ultimately decides to proceed with its own feasibility study for the Donlin Gold project, the Company will be required to raise additional capital through means such as equity and/or debt financing to successfully complete the feasibility study. There can be no assurance that the Company could raise the required capital on terms favorable to it, or at all.

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

We have limited financial resources. We will need external financing to develop and construct the Donlin Gold project. According to the S-K 1300 Report (as defined below), the total initial capital cost estimate for the Donlin Gold project is approximately $7,402 million which includes the costs related to the natural gas pipeline (100% basis). These cost estimates may change materially as our studies are updated. Our failure to obtain sufficient financing could result in the delay or indefinite postponement of exploration, development, construction, or production at the Donlin Gold project. The cost and terms of such financing may significantly reduce the expected benefits from development of the Donlin Gold project and/or render such development uneconomic. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable. Our failure to obtain financing could have a material adverse effect on our growth strategy and results of operations and financial condition.

We intend to fund our near-term business plan from working capital. Longer term, our ability to continue future exploration, permitting, development, and construction activities, if any, will depend in part on our ability to obtain suitable equity, debt, or other forms of financing. If we raise additional funding by issuing additional equity securities or other securities that are convertible into equity securities, such financing may substantially dilute the interest of existing or future shareholders. Sales or issuances of a substantial number of securities, or the perception that such sales could occur, may adversely affect the prevailing market price for our common shares. With any additional sale or issuance of equity securities, investors will suffer dilution of their voting power and may experience dilution in earnings per share.

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

The capital costs to take the Donlin Gold project into production may be significantly higher than anticipated. As a result of the content updates included in the 2021 Technical Report (as defined below) and S-K 1300 Report, the total initial capital cost estimate for the Donlin Gold project is $7,402 million. Likewise, the total sustaining capital estimate is $1,723 million.

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

NOVAGOLD RESOURCES INC.

A decrease in the price of gold or tightening of credit in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our ability to finance development and construction of the Donlin Gold project. Specifically:

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

Opposition to our operations from local stakeholders or NGOs could have a material adverse effect on us.

There is ongoing public concern relating to the effect of mining production on its surroundings, communities, and environment. Local communities and NGOs, some of which oppose resource development, are often vocal critics of the mining industry. While we seek to operate in a socially responsible manner, opposition to extractive industries or our operations specifically or adverse publicity generated by local communities or NGOs related to extractive industries, or our operations specifically, could have an adverse effect on our reputation and financial condition or our relationships with the communities in which we operate. As a result of such opposition or adverse publicity, we may be unable to obtain permits necessary for our operations or to continue our operations as planned or at all. See “Recent Developments” above.

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

The duration and success of efforts to obtain and renew permits are contingent upon many variables not within our control. Shortage of qualified and experienced personnel in the various levels of government could result in delays or inefficiencies. Backlog within the permitting agencies could affect the permitting timeline of the various projects. Other factors that could affect the permitting timeline include (i) the number of other large-scale projects currently in a more advanced stage of development which could slow down the review process and (ii) significant public response regarding a specific project. Also, it can be difficult to assess what specific permitting requirements will ultimately apply to the Donlin Gold project.

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

We have established the presence of proven and probable mineral reserves at the Donlin Gold project in accordance with the disclosure definition and standards contained in S-K 1300 and in NI 43-101. There can be no assurance that additional mineral resources will ultimately be reclassified as mineral reserves. The failure to increase mineral reserves could restrict our ability to successfully implement our strategies for long-term growth and could impact future cash flows, earnings, results of operation and financial condition.

Lack of infrastructure could delay or prevent us from developing the Donlin Gold project.

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

NOVAGOLD RESOURCES INC.

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

The subsurface mineral and surface rights at the Donlin Gold project are owned by Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC), respectively, two Native corporations. Donlin Gold operates on these lands pursuant to a Mining Lease with Calista (“Calista Lease”) and a Surface Use Agreement (“SUA”) with TKC. The ability of Donlin Gold to continue to explore and develop the Donlin Gold project depends upon its continued compliance with the terms and conditions of the Calista Lease and SUA. Furthermore, our ability to continue to explore and develop other mineral properties may be subject to agreements with other third parties, including agreements with Native corporations, for instance.

Our largest shareholder has significant influence on us and may also affect the market price and liquidity of our securities.

Electrum Strategic Resources L.P. (“Electrum”) and its affiliate GRAT Holdings LLC hold in the aggregate 25.4% of our issued and outstanding common shares as of January 16, 2024. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the board of directors (the “Board”) and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman, Chief Executive Officer, and Chief Investment Officer of The Electrum Group LLC. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could be adversely impacted. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

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

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) to minimize long term effects of land disturbance. Reclamation may include requirements to:

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

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our cash equivalents and term deposit investments are held through large Canadian chartered banks with high investment-grade ratings. These investments mature at various dates over the current operating period. A portion of the proceeds from the sale of our Galore Creek assets include notes receivable from a subsidiary of Newmont Corporation (“Newmont”), a publicly traded company with investment-grade credit ratings. The notes receivable included a $75 million note receivable of which payment was received on July 27, 2021 and included a $25 million note receivable of which payment was received on July 27, 2023. An additional $75 million will be receivable if and when a Galore Creek project construction plan is approved by the owner(s). No value was assigned to the final $75 million contingent note receivable due to the uncertainty with regards to the approval of a Galore Creek project construction plan. The carrying amount of financial assets recorded in the financial statements, net of any allowances for losses, represents our maximum exposure to credit risk.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We manage liquidity risk through regular cash flow forecasts to assess our current and future financial position as well as maintaining a prudent capital structure. Accounts payable and accrued liabilities are due within one year from the balance sheet date.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2023, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.4 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Donlin Gold Project, Alaska, below.

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

NOVAGOLD RESOURCES INC.

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

We believe we were a passive foreign investment company (PFIC) in 2023 which could have negative tax consequences for U.S. investors.

U.S. holders of our common shares should be aware that we believe that for U.S. federal income tax purposes we were classified as a PFIC for our fiscal year ended November 30, 2023, and that we may continue to be classified as a PFIC in future years. The determination of whether the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If the Company is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Not applicable.

NOVAGOLD RESOURCES INC.

Item 2.	Properties

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

Donlin Gold Technical Report (NI 43-101)

The Company retained Wood Canada Limited (“Wood”), an unaffiliated third-party firm comprising mining experts, to update content in its previously filed “Donlin Creek Gold Project, Alaska, USA, NI 43-101 Technical Report on the Second Updated Feasibility Study,” effective November 18, 2011, and amended January 20, 2012 (“2011 Mining Study”). Wood’s Qualified Persons (“QPs”) completed an exercise to verify which content in the 2011 Mining Study remains current, and what was required to update the report content with the latest information. Updated content includes operating costs, capital costs, tax rates, long term gold price, and the economic analysis. Additionally, work done on the property since 2011 with respect to exploration, drilling, permitting, and minor mine design changes as a result of recent permitting activities are summarized in the updated content. A data verification exercise was completed by each Wood QP co-authoring the report. This included a September 2020 site visit by two of the report QPs; review of the geologic data, geologic model, and resource model; review of metallurgical test work; review of designs for mining, processing, and infrastructure, including minor design updates; update of capital and operating cost estimates utilizing a combination of cost indices and vendor quotations; and an updated economic analysis. Canadian NI 43-101 Definitions and CIM Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”), adopted by CIM Council on May 10, 2014 apply for this exercise.

The Wood review determined that the report updating exercise resulted in no material change to the Mineral Resources or Mineral Reserves. On August 31, 2021, the Company voluntarily filed an updated NI 43-101 technical report for the Donlin Gold project in Alaska, USA, and titled “NI 43-101 Technical Report on the Donlin Gold Project, Alaska, USA,” with an effective date of June 1, 2021 (“2021 Technical Report”) reflecting the results of the above exercise. The 2021 Technical Report was prepared by Wood. The 2021 Technical Report is available on the Company’s website, on EDGAR at www.sec.gov and on SEDAR+ at www.sedarplus.ca.

Donlin Gold Technical Report Summary (S-K 1300)

The Company is a registrant with the SEC and is reporting its exploration results, Mineral Resources, and Mineral Reserves using the mining disclosure standards of S-K 1300. The Company requested that Wood prepare a Technical Report Summary of the Donlin Gold project, Alaska, USA using the standards of S-K 1300 and it is titled “S-K 1300 Technical Report Summary on the Donlin Gold Project, Alaska, USA” (“S-K 1300 Report”), current as of November 30, 2021, with a report date of November 30, 2021. Wood prepared the S-K 1300 Report from the 2011 Mining Study of the Donlin deposits that was completed to at least pre-feasibility level, as defined by S-K 1300, at the time of the study. Material aspects of the 2011 Mining Study were updated by Wood in 2020 and made current. As part of the update process, Wood’s subject matter experts completed an exercise to verify and update the content of the 2011 Mining Study with the latest information under the supervision of Wood’s independent QP co-authors of the S-K 1300 Report. Updated content includes operating costs, capital costs, taxes, forecast long term gold price and the economic analysis. Additionally, work done since 2011 on the property with respect to exploration, drilling, permitting and minor project design changes as a result of recent permitting activities are summarized in the S-K 1300 Report. A data verification exercise was completed by each Wood QP co-authoring the S-K 1300 Report. Wood QPs verified that the updated content of the 2011 Mining Study met at least pre-feasibility level of study as defined in S-K 1300, and it supports the disclosure of exploration results, Mineral Resources, and Mineral Reserves using S-K 1300 standards. The S-K 1300 Report is available on the Company’s website and on EDGAR at www.sec.gov.

Results of the Donlin Gold Technical Report (NI 43-101) and Donlin Gold Technical Report Summary (S-K 1300)

Wood reviewed the geologic and resource models that supported the 2011 Mining Study, including comparing them to data from recent drilling programs, and determined that they continue to be adequate and suitable to be used for a Mineral Resource estimation. Using updated cost inputs from the first calendar quarter of 2020, a gold price of $1,500 per ounce, and the geologic and resource models utilized in support of the 2011 Mining Study, the contents within an updated optimized pit shell did not show a material change to the Mineral Resources stated in the 2011 Mining Study. Therefore, the Mineral Resources were considered current as of November 30, 2021 and are unchanged as of November 30, 2023. They continue to have an effective date of July 11, 2011.

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

The 2021 Technical Report was filed on EDGAR and SEDAR+ on August 31, 2021. The S-K 1300 Report was filed on EDGAR on January 26, 2022. The 2021 Technical Report and S-K 1300 Report were prepared by Wood.

The 2021 Technical Report has been filed with securities regulatory authorities in each province of Canada and the S-K 1300 Report has been filed with the SEC. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the 2021 Technical Report which is available for review on SEDAR+ at www.sedarplus.ca and the S-K 1300 Report which is available for review on EDGAR at www.sec.gov.

NOVAGOLD RESOURCES INC.

Paul Chilson, P.E., a Qualified Person and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2023 and reviewed the reserves and resources in the S-K 1300 Report and confirmed that the reserves and resources remain current as of November 30, 2023.

Donlin Gold Project, Alaska, USA

The Donlin Gold project is a development-stage gold project held by Donlin Gold, a limited liability company that is owned 50% by the Company’s wholly-owned subsidiary, NOVAGOLD Resources Alaska Inc., and 50% by Barrick’s wholly-owned subsidiary, Barrick Gold U.S. Inc. The Company’s book value of its investment in the Donlin Gold project is $3.1 million as of November 30, 2023.

The Company entered into the limited liability company agreement with Barrick (“LLC Agreement”) dated December 1, 2007, which provided for the creation of Donlin Gold, that is jointly owned by the Company and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, the Company agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. As of November 30, 2023, the promissory note, including accrued interest, amounted to approximately $136.7 million. Funding for the project is currently shared by both parties on a 50/50 basis.

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

Other lands required for offsite infrastructure, such as the Jungjuk port site, the road from the port site to the mine site, and natural gas pipeline are categorized as Native, State of Alaska conveyed, or BLM lands. Rights-of-way are required from other Alaska Native corporations, the State of Alaska and BLM for the road and pipeline alignments that cross Native corporation, state, and federal lands.

Permits and Litigation

Donlin Gold obtained the necessary permits and certifications that allowed for the exploration, associated at least pre-feasibility study level test work, environmental monitoring, and Environmental Impact Study (EIS) baseline data collection efforts. The current status of these permits is in line with the termination of the baseline data collection effort, temporary closure of the camp in May 2015, and the seasonal reopening of the site for the geological drill program from July to November 2017, the geotechnical drill program in 2019, 2022, and 2023 for the Alaska Dam Safety certificate applications, and the latest geological drill programs in 2020, 2021, and 2022. The active permits include Alaska Department of Natural Resources (ADNR) temporary use of water; ADNR Application for Permit to Mine in Alaska (approval for the 2020, 2021, 2022, and 2023 drill programs), the Corps individual 404 and nationwide 26 permits; Alaska Department of Environmental Conservation (ADEC) authorizations (landfill, septic system, multisector stormwater general permit – sector G, owners requested limit [air]); and Federal Aviation Administration approval (Landing Area). Other permits were either put on hold, closed, or allowed to expire.

NOVAGOLD RESOURCES INC.

On August 7, 2012, we announced that Donlin Gold commenced permitting of the project by submitting a draft Plan of Operations and Section 404 Clean Water Act (CWA) draft permit application to federal and state regulators. The Section 404 permit application initiated the environmental review process under the National Environmental Policy Act (NEPA) which involves preparation of an EIS. The Corps selected AECOM, formerly URS, an independent contractor, to prepare the EIS. The Notice of Intent for the EIS was published in the Federal Register on December 14, 2012, and the NEPA public scoping process was completed on March 29, 2013. During the remainder of 2013 and through 2014 and 2015, Donlin Gold worked to address the remaining data needs for the draft EIS. Donlin Gold also continued to provide application materials and maintained ongoing dialogue with the key permitting agencies. The Corps addressed the cooperating agency comments on the preliminary draft and filed the Notice of Availability for public release of the draft EIS in the Federal Register in November 2015. After the filing of the draft EIS, the Corps issued a schedule for public meetings on the Donlin Gold draft EIS in the Yukon-Kuskokwim (Y-K) region and Anchorage, Alaska. The Corps conducted, and at the end of May 2016 completed, a six-month public comment period for the draft EIS, including 17 public comment meetings in communities across the Y-K region and in Anchorage. The Corps received comments from federal and state agencies, local and tribal governments, Alaska Native organizations, businesses, special interest groups/NGOs, and individuals.

On April 27, 2018, the Notice of Availability of the Donlin Gold final EIS was published in the Federal Register. On August 13, 2018, the Corps and the BLM issued a joint Federal Record of Decision (ROD) for the Donlin Gold project. Along with the ROD, the Corps issued a combined permit under CWA Section 404 and Section 10 of the Rivers and Harbors Act. Additionally, the BLM issued the Offer to Lease for the ROW for those portions of the natural gas pipeline that would cross federal lands. The Pipeline and Hazardous Materials Safety Administration previously issued a special permit for the natural gas pipeline on June 5, 2018.

Several major State of Alaska permits were also issued and advanced during 2018 through 2023. After a public notice and comment period, ADEC issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the State’s water quality standards. The Alaska Pollutant Discharge Elimination System (APDES) water discharge permit was issued by ADEC on May 24, 2018 and became effective on July 1, 2018. Donlin Gold submitted its application to ADEC for the regularly scheduled re-issuance of its APDES permit, which originally was to expire in January 2024 is administratively extended pending renewal by ADEC. The State of Alaska Department of Fish and Game (ADFG) issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. The new air quality permit was issued by ADEC on July 1, 2023. The final approvals of the Donlin Gold Reclamation Plan and the Waste Management Permit were issued by ADNR and ADEC, respectively on January 18, 2019. On September 18, 2023, Donlin Gold submitted timely applications to ADEC and ADNR for renewal of the approval and permit. On October 17, 2023, ADEC administratively extended the Waste Management Permit pending renewal. The Reclamation Plan approval, which was also to expire in January 2024, is administratively extended to January 2025. ADNR issued the easement, land leases, land use permits, and material site authorizations for the proposed transportation facilities, and easement for the fiber optic cable on State lands on January 2, 2020. On January 17, 2020, ADNR’s State Pipeline Coordinator Services (SPCS) issued the final State ROW authorization for the natural gas pipeline. On June 29, 2021, ADNR’s Division of Mining Land and Water issued 12 final Water Rights for the mine site and transportation corridor. On November 1, 2021, ADFG issued two Special Area Permits required for pipeline facilities located within the Susitna Flats State Game Refuge (“Refuge”). One permit authorizes the compressor station, and the other permit authorizes the section of the pipeline ROW in the Refuge. On November 1, 2022, ADNR finalized approval of the proposed re-location plan for public easements in the mine site and transportation facility areas.

The Donlin Gold camp re-opened in February to continue geotechnical and hydrological fieldwork to collect additional data for the Alaska Dam Safety certificate applications process, with field work completed in July. The preliminary design packages are expected to be submitted to the ADNR in the first half of 2024. Issuance of the certificates is anticipated in 2026.

On June 3, 2020, Earthjustice representing Orutsararmiut Native Council (ONC), ten Y-K villages, and the Alaska Community Action on Toxics filed a formal appeal with the ADEC Commissioner of the State’s water quality certification under Section 401 of the Clean Water Act (the “401 Certification”). The appeal process consisted of an Administrative Hearing in front of an Administrative Law Judge (ALJ) appointed by the ADEC Commissioner. On April 12, 2021, the ALJ issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021, in Alaska Superior Court by Earthjustice, representing ONC. On September 27, 2021, Donlin Gold filed a motion requesting a short term stay in the case to allow the State to fully consider additional technical materials on mercury and temperature; the State indicated to the Court that they did not oppose the motion. On October 22, 2021, Donlin Gold submitted to ADEC expert technical reports on mercury and temperature. On November 22, 2021, ADEC filed an additional motion asking to remand the 401 certification back to ADEC to determine how the additional information affects the certification. Earthjustice did not oppose the motion although had comments on the remand process. On December 29, 2021, the Court granted the remand request, dismissed the case without prejudice, and left in place the existing certification. On May 13, 2022, the ADEC Water Division Director reaffirmed the 401 certification. On June 13, 2022, Earthjustice appealed the elements of the decision related to temperature to the Commissioner and requested an adjudicatory hearing with an ALJ. On July 14, 2022, the Commissioner granted the request for the hearing and a new ALJ was assigned. On September 14, 2022, Earthjustice filed their initial brief. Donlin Gold and ADEC filed response briefs on October 14, 2022. Earthjustice filed their final reply brief on October 21, 2022. On August 18, 2023, the Commissioner reaffirmed ADEC’s issuance of the 401 Certification. The suspension of the previously filed Alaska Superior Court case was then lifted and Earthjustice submitted its opening brief to the Superior Court on January 5, 2024. Claims related to mercury were not included in Earthjustice’s Alaska Superior Court complaint. The ADEC and Donlin Gold response briefs are due on February 5, 2024. A decision is expected later in 2024.

NOVAGOLD RESOURCES INC.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three Y-K villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. An appeal was also filed by a second party, Robert Fithian, the owner of an outdoor guiding business located near the proposed Donlin Gold pipeline route, on September 20, 2021. The two appeals were consolidated into a single case before the Alaska Superior Court based in Anchorage, Alaska. On April 12, 2023 and July 3, 2023, the Alaska Superior Court affirmed ADNR’s issuance of the ROW lease in the Earthjustice case and Robert Fithian case, respectively. The decision in the Earthjustice case was appealed to the Alaska Supreme Court. Earthjustice’s opening brief was submitted on September 22, 2023. The State of Alaska, Calista, and Donlin Gold reply briefs were submitted to the Supreme Court on January 3, 2024. Mr. Fithian did not appeal to the Alaska Supreme Court.

On May 25, 2022, Earthjustice, representing ONC and five Y-K villages, filed an appeal of the final Water Rights in Alaska Superior Court. The appellants filed their initial brief on November 21, 2022. On April 25, 2022, the ADNR Commissioner denied the appeal; however, Earthjustice, ONC and five villages appealed the Commissioner’s decision in Alaska Superior Court on May 25, 2022. The briefing process was completed, and oral arguments were held on July 19, 2023. On September 1, 2023, the Alaska Superior Court affirmed ADNR’s decision on Donlin Gold’s water rights permits, following unsuccessful appeal by Earthjustice to the ADNR Commissioner. On October 2, 2023, Earthjustice appealed the Superior Court decision to the Alaska Supreme Court. Earthjustice submitted its opening brief to the Alaska Supreme Court on January 4, 2024.

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

On April 6, 2023, Earthjustice with ONC and six Y-K villages filed suit against the U.S. government in Anchorage Federal District Court. The lawsuit asks the Court to invalidate the Donlin Gold JROD, including the 404 permit issued by the Corps and ROW lease for the portions of the pipeline on Federal lands issued by the Bureau of Land Management of the U.S. Department of Interior. The U.S. Department of Justice (DOJ) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold and Calista have been granted intervenor status in this case. DOJ is finalizing compilation of the Administrative Record for the court. The briefing schedule was agreed upon in the fourth quarter and will extend through the first half of 2024.

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

Mineral Tenure

The Calista Lease between Calista and Donlin Gold, includes subsurface (mineral) rights leased from Calista. Calista also owns the corresponding surface estate on a portion of these lands, the rights to which are also included in the Calista Lease. The Calista Lease provides Donlin Gold with rights to approximately 19,988 hectares of Calista-owned land. The Calista Lease was restated on February 11, 2011, to reflect all assignments and amendments made between its original execution on May 1, 1995 and February 11, 2011. The Calista Lease was amended once again effective June 6, 2014 (the “2014 Amendment”). The 2014 Amendment did not affect the lands subject to the Calista Lease as restated on February 11, 2011.

NOVAGOLD RESOURCES INC.

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

Lyman Resources in Alaska, Inc. (Lyman Resources) has an existing placer mining lease covering approximately 1,040 hectares (partially covering six sections) within the Calista Lease area. The Lyman family also has title to approximately 5.7 hectares of surface estate within the Snow Gulch area. The Calista Lease grants priority to extraction of the lode mineralization in the event of a conflict of use between lode and placer mining operations, provided that a two-year notice period is provided to Lyman Resources. Lyman Resources, the Lyman family, and Donlin Gold executed a Surface Lease and Assignment of Mining Lease effective May 9, 2012, leasing the Lyman surface estate and assigning the Lyman placer lease within the Calista Lease area to Donlin for Project mining use (the “Lyman Lease”).

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

NOVAGOLD RESOURCES INC.

Additional estimated costs associated with various landowner and lease agreements, not already covered in initial capital or G&A operating costs, average approximately $8.6 million per year during the six pre-production years and $2.5 million per year during the 27 operating years. Annual rent, labor expenditures and filings are required to maintain Alaska State mining claims on State land. Mining license tax payments may also apply.

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

Exploration History

Approximately 1,678 exploration and development drill holes totaling 367,886 meters, were completed from 1988 through 2007 in at least six separately managed campaigns. Another 108 core holes totaling 33,425 meters were added in 2008 to explore near-pit expansions and satellite deposits, and for facility-related condemnation and geotechnical studies. In 2010, six core holes totaling 2,090 meters were drilled for additional pit slope geotechnical drilling. In 2017, 16 core holes totaling 7,040 meters were drilled; in 2020, 85 core holes totaling 23,361 meters were drilled; in 2021, 79 core holes totaling 24,264 meters were drilled; and in 2022, 141 core holes totaling 42,331 meters were drilled; and in 2023, 42 core holes totaling 1,840 meters for geotechnical and permafrost studies and 13 RC holes totaling 1,279 meters were drilled for pump tests and the installation of ground water monitoring instrumentation.

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

1974, 1975	Resource Associates of Alaska (RAA)	Regional mineral potential evaluation for Calista. Soil grid and three bulldozer trenches dug in Snow Gulch area.	Soil, rock, and vein samples have anomalous gold values. Trench rock sample results range from 2 to 20 grams per tonne gold.
1984 to 1987	Calista Corporation	Minor work. Geologists from various mining companies, including Cominco and Kennecott, visit the property.

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
1986	Lyman Resources	Auger drilling for placer evaluation finds abundant gray, sulfide rich clay near Quartz Gulch.	Assays of cuttings average over 7 grams per tonne gold. Initial discovery of Far Side (“Carolyn”) prospect.
1987	Calista Corporation	Rock sampling of ridge tops and auger drill sampling of Far Side prospect.	Anomalous gold values from auger holes: best result = 9.7 grams per tonne gold.
1988 to 1989	Western Gold Exploration and Mining Co.

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

1993	Teck Exploration Ltd.	D-9 Cat trenching (1,400 meters) and two 500-meter soil lines in Lewis area. Petrographic, fluid inclusion, and metallurgical work.	Identified new mineralized areas, updated Mineral resource estimate.
1995 to 2000	Placer Dome	87,383 meters of core, 11,909 meters of RC drilling and 8,493 meters of trenching. Environmental monitoring and assessment.	Drilled the American Creek magnetic anomaly (ACMA), discovered the ACMA deposit. Numerous mineral resource estimation iterations.
2001 to 2002	Donlin Creek Joint Venture (Placer Dome /NOVAGOLD)	46,495 meters of core, 38,022 meters of RC drilling, 89.5 meters of geotechnical drilling, and 268 meters of water monitoring holes.	Filed a preliminary assessment report on the project. Updated resource estimate.
2003 to 2005	Donlin Creek Joint Venture (Barrick/NOVAGOLD)	25,448 meters of core and 5,979 meters of RC drilling. Calcium carbonate exploration drilling; IP lines for facility condemnation studies.	Infill drilled throughout the resource area. Discovered a calcium carbonate resource. Poor quality IP data.
2006	Donlin Creek Joint Venture	92,804 meters of core drilling to support mineral resource classification conversion, slope stability, metallurgy, waste rock, carbonate exploration, facilities and port road studies.	Geological model and mineral resource update.
2007	Donlin Gold Joint Venture	Core drilling totaled 75,257 meters and included resource delineation, geotechnical and engineering, and carbonate exploration. 13 RC holes for monitor wells and pit pump tests totaled 1,043 meters.	Improved pit slope parameters, positive hydrogeological results. Carbonate exploration was negative. Updated mineral resource estimate. Completed feasibility study with positive results.
2008	Donlin Gold LLC

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

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
2009	Donlin Gold LLC	19 geotechnical core holes totaling 950 meters in facility sites and to address hydrology.
2010	Donlin Gold LLC

Six geotechnical core holes totaling 2,090 meters to evaluate slope stability of expanded pit. Also drilled 90 auger holes totaling 585 meters and dug 59 test pits to further evaluate overburden conditions and gravel supplies within tailings storage facility (TSF) area.

Pit slope stability of new pit design remained acceptable. Construction suitability of surficial materials in TSF is evaluated.
2017	Donlin Gold LLC	16 core holes totaling 7,040 meters to test targeted mineralized zones, collect structural data related to mineralization, and collect geotechnical data.	Results not included in resource model used in the 2011 Mining Study
2019	Donlin Gold LLC	30 geotechnical core holes totaling 1,060 meters were drilled as part of a site investigation program in support of detailed dam design.	Results not included in resource model used in the 2011 Mining Study
2020	Donlin Gold LLC	85 core holes totaling 23,361 meters in both the ACMA and Lewis deposits to validate recent geologic modeling concepts and test for extensions of high-grade zones.	Results not included in resource model used in the 2011 Mining Study
2021	Donlin Gold LLC	79 core holes totaling 24,264 meters in both the ACMA and Lewis deposits to validate recent geologic modeling concepts and test for extensions of high-grade zones.	Results not included in resource model used in the 2011 Mining Study
2022	Donlin Gold LLC	141 core holes totaling 42,331 meters in both the ACMA and Lewis deposits and in the Divide domain overlapping ACMA and Lewis.	Results not included in resource model used in the 2011 Mining Study
2023	Donlin Gold LLC	42 core holes totaling 1,840 meters and 13 RC holes totaling 1,279 meters were drilled as part of a site investigation program in support of detailed dam design and hydrogeologic studies.	Results not included in resource model used in the 2011 Mining Study

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

The site-wide surface water and groundwater models developed by BGC, are based on extensive drill data and climatic information for the area. The groundwater model is currently being updated based on the field work completed in 2023. BGC, CEMI, Hatch Ltd., and SRK, Inc. provided hydrologic studies, design criteria and associated test work for the water treatment plant requirements during construction, operations, and closure. Lorax Environmental performed water quality modeling for the post closure pit lake.

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

Mineral Reserve and Mineral Resource Estimates

The mineral reserves for the Donlin Gold project were classified using criteria appropriate under the mining disclosure definitions and standards of NI 43-101 and S-K 1300 with an effective date of April 27, 2021 and are current as of November 30, 2023. The mineral reserves are summarized in the table below.

Proven and Probable Mineral Reserve Estimate, Effective Date April 27, 2021 and remain current as of November 30, 2023, based on $1,200 per ounce gold price

	Tonnes (thousands)			Contained Gold (thousands of ounces)
Reserve Category	100%	Attributable to NOVAGOLD 50%	Gold Grade (grams/tonne)	100%	Attributable to NOVAGOLD 50%
Proven	7,683	3,842	2.32	573	287
Probable	497,128	248,564	2.08	33,276	16,638
Proven and probable	504,811	252,406	2.09	33,849	16,925

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

NOVAGOLD RESOURCES INC.

Mineral reserves and resources have been estimated using a life-of-mine long-term gold price assumption of $1,200 per ounce. Mineral resources are based on a Whittle™ pit optimized for all measured, indicated, and inferred blocks assuming a gold selling price of $1,200 per ounce. Operating and capital costs are estimated over the life-of-mine.

Mineral resources were classified using criteria appropriate under the mining disclosure standards of S-K 1300 by application of the NSR-based cut-off that incorporated mining and recovery parameters, and constraint of the mineral resources to a pit shell based on commodity prices. The mineral resources (exclusive of mineral reserves) are summarized in the table below.

Mineral Resources Estimate (exclusive of reserves), Effective Date July 11, 2011 and remain current as of November 30, 2023, based on $1,200 per ounce gold price

	Tonnes (thousands)			Contained Gold (thousands of ounces)
Resource Category	100%	Attributable to NOVAGOLD 50%	Gold Grade (grams/tonne)	100%	Attributable to NOVAGOLD 50%
Measured	869	435	2.23	62	31
Indicated	69,402	34,701	2.44	5,435	2,718
Measured and indicated	70,271	35,136	2.43	5,497	2,749
Inferred	92,216	46,108	2.02	5,993	2,997

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

NOVAGOLD RESOURCES INC.

Base Case Project Sensitivity to Gold Price

Gold price ($ per ounce)	After-tax cash flow ($ million)	After-tax NPV 5% ($ million)	After-tax IRR (%)	Payback (years)
1,200	6,556	202	5.3	10.3
1,300	8,773	1,161	6.8	9.2
1,400	10,974	2,109	8.1	8.1
1,500	13,145	3,040	9.2	7.3
1,600	15,308	3,967	10.4	6.7
1,700	17,455	4,887	11.4	6.2
1,800	19,125	5,696	12.4	5.9

Summary of Key Evaluation Metrics (Base Case at $1,500 per ounce gold)

Total tonnes mined (million)	3,270
Ore tonnes treated (million)	505
Strip ratio (waste tonnes per ore tonne)	5.5 to 1
Gold ounces recovered (million)	30.4
Gold recovery (%)	89.8%
$ million
Net revenue	45,519
Total operating costs	(19,289)
Operating cash flow before tax	26,230
Income and mining taxes	(3,668)
Operating cash flow after tax	22,562
Initial capital	(7,402)
Sustaining capital	(1,723)
Closure costs - trust fund	(292)
Total costs	(32,374)
Net after-tax cash flow	13,145

Payback period (years)	7.3
Operation life (years)	27
After-tax NPV 5% ($ million)	3,040
After-tax IRR	9.2%

Operating Cost Estimates

	$ million	$ per tonne processed	$ per tonne mined	$ per gold ounce sold
Mine operations	8,430	16.70	2.59	278
Processing operations	6,916	13.70	2.12	228
Administration	1,762	3.49	0.54	58
Land and royalty payments	2,182	4.32	0.67	72
	19,289	38.21	5.90	635

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

NOVAGOLD RESOURCES INC.

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

Proposed Waste Rock Facility (WRF)

Waste rock from open pit mining will be placed in an ex-pit WRF in the American Creek Valley, east of the pit area, or in a backfill dump in the ACMA pit. The ultimate footprint of the WRF covers an area of approximately 9 square kilometers. Approximately 2,232 million tonnes of waste rock and overburden will be placed in the WRF, and 425 million tonnes will be placed in the ACMA pit backfill dump. Approximately 91 million tonnes of waste rock will be used for construction purposes, and 17 million tonnes of overburden will be stockpiled and used later for reclamation purposes.

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

There is sufficient area within the project area to host an open pit mining operation, including the proposed open pit, waste rock facility, TSF and process facilities (primary and pebble crushers, coarse ore conveyor and coarse ore stockpile, concentrator, flotation, water treatment plants, POX, oxygen plant, boiler house, utility corridors, leach, refinery, cyanide destruct, and access walkways). Other planned site infrastructure is comprised of access roads, airstrip, accommodation camp, fuel tank farm, dual-fueled power plant, truck shop, truck wash, workshops and vehicle repair facilities, assay laboratory, administration facilities and change rooms. Donlin Gold has secured the surface rights for the areas that may host these facilities.

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

NOVAGOLD RESOURCES INC.

Planned Off-site Infrastructure

The off-site infrastructure for the project includes three main development sites in remote locations: the Jungjuk Port site and mine access road, the natural gas pipeline, and the Bethel Port facilities. The Jungjuk Port site is situated upriver from Bethel on the Kuskokwim River near the mouth of Jungjuk Creek. A port-to-mine access road (Jungjuk Road), approximately 30 miles (48 kilometers) long, will traverse varied terrain from the Jungjuk Port site to the mine site. A spur road, approximately 3 miles (4.8 kilometers) long, will serve the proposed project airstrip. The primary purpose of the Jungjuk Road is to transport freight and diesel from the Jungjuk Port site to the mine site, mostly by conventional highway tractors, tankers, and trailers. The natural gas pipeline is described under the Power heading below. The proposed Bethel Port will be situated near the town of Bethel, a community of approximately 6,080 residents, that is the main existing port on the Kuskokwim River and is an administrative and transportation hub for the 56 villages in the Y-K region. The existing Port of Bethel is the northernmost medium-draft port in the United States and is served by ocean-going barges. The proposed port would serve as a trans-shipment point from ocean barges to river barges to supply the project during the summer ice-free period.

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

NOVAGOLD RESOURCES INC.

Change in Mineral Resources and Reserves from 2022 to 2023

There were no changes in reported mineral resources and reserves reported for the years ended November 30, 2021, 2022, and 2023. Paul Chilson, P.E., a Qualified Person and an employee of the Company, has reviewed the mineral reserves and mineral resources and material assumptions included in this Annual Report on Form 10-K and confirmed that they remain current as of November 30, 2023.

Mineral Resource and Reserve Internal Controls

The Company has internal controls for reviewing and documenting the information supporting the mineral resource and mineral reserve estimates, describing the methods used, and ensuring the validity of the estimates. These internal control processes were not materially impacted by the adoption of S-K 1300 in 2021. Information that is used in the mineral resource and mineral reserve estimation process was reviewed and approved by appropriate qualified persons that prepared the content of the NI 43-101 and S-K 1300 reports for the Donlin Gold project. The mineral resources and mineral reserves are subject to our internal review process on an annual basis, which includes review by NOVAGOLD’s Qualified Person based in our corporate office in Salt Lake City, Utah, USA.

Sample collection, preparation, analysis and security for all Donlin Gold core drill programs are in line with industry-standard methods for gold deposits.

●	Drill programs included insertion of blank, duplicate and SRM samples,
●	Quality Assurance/Quality Control program results do not indicate any problems with the analytical programs,
●	Data is subject to validation, which includes checks on surveys, collar coordinates, lithology data, and assay data. The checks are appropriate, and consistent with industry standards,
●	Independent data audits have been conducted and indicate that the sample collection and database entry procedures are acceptable,
●	All core has been catalogued and stored in designated areas.

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (MSHA). During the fiscal year ended November 30, 2023, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold LLC is the operator of the Donlin Gold project. Donlin Gold LLC is not a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control Donlin Gold LLC.

NOVAGOLD RESOURCES INC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the New York Stock Exchange (“NYSE American”) and on the Toronto Stock Exchange (TSX) under the symbol “NG.” On January 16, 2024, there were 576 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. We believe that more than half of our common shares are beneficially owned by investors in the United States.

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

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following generally summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of common shares.

Comment is restricted to holders of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States for tax purposes, (ii) is a “qualifying person" under and entitled to the benefits of the Convention, (iii) holds all common shares as capital property, (iv) deals at arm’s length with and is not affiliated with NOVAGOLD, (v) does not and is not deemed to use or hold any common shares in a business carried on in Canada, (vi) is not an insurer that carries on business in Canada and elsewhere and (vii) is not an “authorized foreign bank” (as defined in the Canadian Tax Act) (each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including certain limited liability companies) may not in all circumstances be entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the benefits of the Convention will apply to the entity in respect of its common shares. This summary does not deal with special situations such as the particular circumstances of traders or dealers in securities or holders who have entered into a “derivative forward agreement” (as defined in the Canadian Tax Act) in respect of the common shares. Such holders should consult their own tax advisors.

Generally, a U.S. Resident Holder’s common shares will be considered to be capital property of such Holder provided that the U.S. Resident Holder is not a trader or dealer in securities, did not acquire, hold, or dispose of the common shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation) and does not hold the common shares in the course of carrying on a business.

This summary is based on the information contained in this Form 10-K, the current provisions of the Canadian Tax Act and the Convention in effect as of the date prior to the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof, and the current published administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”). It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative policy or assessing practice, whether by way of judicial, legislative, governmental, or administrative decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not intended to be and should not be construed as legal or tax advice to any particular U.S. Resident Holder. U.S. Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

NOVAGOLD RESOURCES INC.

Currency conversion

Generally, for the purposes of the Canadian Tax Act, all amounts relating to the acquisition, holding or disposition of common shares must be converted into Canadian dollars based on the relevant exchange rate as determined in accordance with the Canadian Tax Act.

Dividends on common shares

A U.S. Resident Holder to whom NOVAGOLD pays or credits or is deemed to pay or credit a dividend on such holder’s common shares will generally be subject to Canadian withholding tax, and NOVAGOLD will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend, but should generally be reduced under the Convention to 15% (or, if the U.S. Resident Holder is a company which is the beneficial owner of at least 10% of the voting stock of NOVAGOLD, 5%) of the gross amount of the dividend. For this purpose, a company that is a resident of the United States for purposes of the Canadian Tax Act and the Convention and is entitled to the benefits of the Convention shall be considered to own the voting stock of NOVAGOLD owned by an entity that is considered fiscally transparent under the laws of the United States and that is not a resident of Canada, in proportion to such company’s ownership interest in that entity.

Disposition of common shares

A U.S. Resident Holder who disposes or is deemed to dispose of one or more common shares generally should not incur any liability for Canadian federal income tax in respect of any capital gain arising as a consequence of the disposition, unless the common shares constitute “taxable Canadian property” (as defined in the Canadian Tax Act) of the U.S. Resident Holder at the time of disposition and the U.S. Resident Holder is not entitled to relief under the Convention.

Generally, a U.S. Resident Holder’s common shares will not constitute “taxable Canadian property” of such holder at a particular time at which the common shares are listed on a “designated stock exchange” (as defined in the Canadian Tax Act) (which currently includes the TSX and NYSE American) unless both of the following conditions are concurrently met:

(i)

at any time during the 60‑month period that ends at the particular time, 25% or more of the issued shares of any class or series of the capital stock of NOVAGOLD were owned by or belonged to one or any combination of:

a.	the U.S. Resident Holder,
b.	persons with whom the U.S. Resident Holder did not deal at arm’s length, and
c.	partnerships in which the U.S. Resident Holder or a person referred to in clause b. holds a membership interest directly or indirectly through one or more partnerships, and

(ii)

at any time during the 60-month period that ends at the particular time, more than 50% of the fair market value of the common shares was derived, directly or indirectly, from one or any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of, interests in, or for civil law rights in, any of the foregoing, whether or not the property exists.

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

NOVAGOLD RESOURCES INC.

Current and potential U.S. holders of our common shares should be aware that we believe we were a PFIC for the fiscal year ended November 30, 2023, and based on current business plans and financial expectations, may be a PFIC in the current tax year and future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In any tax year in which we are a PFIC, shareholders that are U.S. holders will be required to file an annual report with the Internal Revenue Service containing such information as Treasury Regulations or other tax rules may require.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

Item 6.	[Reserved]

Not applicable.

NOVAGOLD RESOURCES INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (US dollars in thousands, except per share amounts)

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

The following MD&A generally discusses our consolidated financial condition and results of operations for 2023 and 2022 and year-to-year comparisons between 2023 and 2022. Discussions of our consolidated financial condition and results of operations for 2022 and year-to-year comparisons between 2022 and 2021 are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022, filed with the Securities and Exchange Commission on January 25, 2023, are incorporated by reference into this MD&A.

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

Donlin Gold project

The continued focus at Donlin Gold is to update the geologic and resource models with the data derived from the extensive drill programs that took place over the last several years; reviewing key project assumptions, inputs, and design components for optimization (mine engineering, metallurgy, hydrology, and infrastructure); advancing remaining permits through the regulatory process and supporting the State in maintaining the existing permits; and, through continued engagement, sustaining and expanding project support in the Y-K region.

The Donlin Gold field program commenced in February with a total workforce of 44 direct hire employees with 63% from the Y-K region. The field program was safely completed on schedule in July and encompassed comprehensive fieldwork and geotechnical drilling required to complete the Alaska Dam Safety certificate applications. This involved data collection at the locations earmarked for water retention structures, including the proposed Tailings Storage Facility (TSF). The fieldwork included 1,840 meters of geotechnical drilling, 74 test pits in the locations of the planned water retention structures, 25 kilometers of seismic survey, and TSF test plot liner installation. Fieldwork to further define groundwater at the site included 1,279 meters of hydrogeologic drilling with instrumentation and pump tests, providing essential information for mine planning and design.

At the historic Lyman placer site, restoration work included significant stream and pond habitat creation. Final work including anticipated aquatic life access and use is planned for the 2024 season.

Further work included advancing the geologic and resource models; reviewing key project assumptions, inputs, and design components for optimization (mine engineering, metallurgy, hydrology, and infrastructure); advancing remaining permits through the regulatory process and supporting the State in maintaining the existing permits; and, through continued engagement, sustaining and expanding project support in the Y-K region. Trade-off studies and extensive analysis on project assumptions, inputs, design components for optimization (mine engineering, metallurgy, hydrology, power, and infrastructure) were completed to inform the next steps in taking the project further up the value chain.

On September 21, 2023, both Barrick and NOVAGOLD attended a workshop in Alaska to review the substantial amount of work completed to date and discuss the next steps for the Donlin Gold project and workplan for the coming years.

NOVAGOLD RESOURCES INC.

Our share of funding for the Donlin Gold project in 2023 was $17,752, higher than our original expectation of $17,000 to fund additional mining studies. Our share of Donlin Gold expenses was $18,529 in 2023, including $10,288 for project planning and fieldwork; $7,629 for permitting, environmental, community relations, mineral property leases and administrative activities; and $611 for depreciation and accretion.

At the December 2023 Donlin Gold LLC board meeting, NOVAGOLD proposed proceeding to an updated feasibility study while the co-owner proposed continued drilling campaigns. Even though the owners did not agree to either proposal at the December meeting, they found common ground on value-adding activities that advance the project. Thus, while discussions continue regarding next steps, the Donlin Gold LLC board approved a budget of $28,500 (100% basis) for 2024, comprising resource modelling, mine planning work, metallurgical test work (pilot plant), regional infrastructure support planning, geoscience hydrology and closure planning, advancement of the dam safety certificate applications, and continued support of pending litigation, government affairs, community engagement activities, and sponsorships. NOVAGOLD will continue to employ concerted and inclusive efforts to advance the Donlin Gold project for the benefit of all our shareholders and Donlin Gold stakeholders. Our 50% share of 2024 Donlin Gold funding is $14,250.

The Donlin Gold board must approve an updated feasibility study, construction program and budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold board’s approval of an updated feasibility study, construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project. Among other reasons, project delays could occur due to public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.

Stakeholder and government engagement

In collaboration with Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC), Donlin Gold actively engages stakeholders and governments in the Y-K region, Alaska and Washington, D.C. The project’s location on private lands selected under the 1971 Alaska Native Claims Settlement Act is a significant feature, setting it apart from most other mining assets in Alaska and guiding our outreach efforts. Donlin Gold’s enduring partnerships with Calista and TKC are pivotal in facilitating comprehensive outreach throughout the Y-K region.

Donlin Gold successfully recruited four new community liaisons from Nunapitchuk, Tuluksak, Pilot Station, and Kwigillingok, expanding the total to nine. It also established three additional Shared Values Statements for a total of 16, which formalize Donlin Gold’s ongoing engagement with local communities, reinforce existing long-term relationships, and address specific community needs. In 2023, Donlin Gold conducted over 7,000 direct engagements with key stakeholders.

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

Donlin Gold, in collaboration with Calista and the village of Crooked Creek continued their proactive, bipartisan outreach in Alaska to highlight the thoroughness of the project’s environmental review and permitting procedures, as well as our strong partnerships with Native Alaskans who own the land. Additional gatherings were held in Washington, D.C. with members of the Congressional delegation and with senior leadership from the U.S. Department of Interior, as part of an ongoing bipartisan outreach campaign directed at the Biden Administration and the U.S. Congress. Notable participants included Senators Lisa Murkowski and Dan Sullivan, along with Representative Mary Peltola from the Y-K region.

Environment and social investments

NOVAGOLD maintains a dedicated commitment to education, community wellness, cultural preservation, and environmental stewardship, actively reinforcing these goals at the Donlin Gold project site and within the communities of the Y-K Region. With a focus on supporting initiatives such as fisheries studies, environmental activities, subsistence, cultural preservation, and grants, NOVAGOLD places a strong emphasis on community and social responsibility. Through continuous collaboration with Calista and TKC, alongside other key representatives of local communities, our collective efforts provide critical support to the Y-K region. This ongoing commitment ensures the sustainable and profitable development of Donlin Gold in the years to come, with a diverse array of projects and activities actively contributing to these overarching objectives in 2023.

NOVAGOLD RESOURCES INC.

Donlin Gold supported various search and rescue teams in the region, provided funding to the Bethel Community Services Foundation and Special Olympics Alaska, as well as sponsored and participated in the Alaska Safe Riders initiative, which promotes safety for snowmachines, all-terrain-vehicles and recreational off-road vehicles. In addition, Donlin Gold, in collaboration with Covenant House Alaska and Bethel Community Services, is developing an action plan to help address chronic and ongoing youth food insecurity in the Y-K region. To date, the three entities have successfully leased space from Bethel Winter House toward establishing a housing and service hub for youth aged 18 to 24. Furthermore, Donlin Gold partnered with the Bethel Community Services Foundation and the Aruqutet Project on a regional program to address food insecurity throughout the Bethel community. Over 550 local households are enrolled in the program to date. Employing local staff and committed volunteers has proven critical to the program.

As an annual sponsor of the Rural Alaska Community Action Program, Donlin Gold upholds its longstanding support by recruiting and placing local elders in Y-K schools. This program facilitates the sharing of traditional knowledge and values, enriching the educational experience for students across the region. Additionally, Donlin Gold has strengthened its sponsorship of the First Alaskans Institute, extended support and actively participated in key events such as the Elders & Youth statewide conference and the Alaska Federation of Natives annual convention. These efforts foster cultural enrichment and community engagement.

In collaboration with the village of Napaimute, Donlin Gold actively participated in and provided principal support for the “In It for The Long Haul” backhaul program for the sixth year in a row. This vital project is dedicated to the collection, removal, and safe disposal of household hazardous and electronic waste from villages across the Y-K region, preventing its adverse impact on landfills and waterways. The program achieved significant new milestones this year, including the removal of waste from fish camps in the Middle Kuskokwim and the initiation of waste backhaul operations along the Yukon River. In total, this year’s program successfully collected and disposed of approximately 235,000 pounds of waste. Donlin Gold also supported 52 villages as part of the annual Clean-up Green-up program, which aims to collect and dispose of trash from the tundra, roads, public areas and beaches in the Y-K region that accumulate over the winter months.

Donlin Gold has been increasingly focused on collaborating with our Alaska Native Corporation partners to monitor and assess the conditions and management of salmon fisheries in the Kuskokwim and Yukon River watersheds. In the fourth quarter of 2023, we initiated the identification of specific potential project opportunities aimed at monitoring, evaluating, and enhancing the health of salmon populations. In the first quarter of 2024, Donlin Gold will identify key projects to support with work expected to commence in the third quarter 2024. All such projects will be done in collaboration and partnership with the people of the Y-K region. Furthermore, in collaboration with TKC, the village of Crooked Creek, the Akiak Native Community and the Napaimute Tribe, Donlin Gold provided financial support for the construction and maintenance of the ice roads that allow for winter travel between the remote Kuskokwim River communities – which, in turn, led to increased participation in community events, cultural activities, sports, and provided access for emergency services, law enforcement and travel. On average, a total of 300 miles of ice road is constructed and maintained annually.

Education is a cornerstone of Donlin Gold's community engagement efforts, with a steadfast commitment to advancing educational opportunities in Alaska. Collaborating closely with Alaska Resource Education, Donlin Gold actively supports the mission of educating Alaskan students about the state's natural resources. Additionally, the company extends its dedication to education by backing the Alaska School Activities Association, a statewide non-profit organization that directs, develops, and supports high school interscholastic sports, academic, and fine arts activities across Alaska. Both NOVAGOLD and Donlin Gold collectively contribute to educational advancement, with NOVAGOLD funding an annual scholarship at the University of Alaska. This scholarship is specifically designed to benefit underrepresented students pursuing majors in Mine Engineering and Geology, thereby contributing to the development of future talent in these critical professional fields.

Permitting

The Donlin Gold camp re-opened in February to continue geotechnical and hydrological fieldwork to collect additional data for the Alaska Dam Safety certificate applications process, with field work completed in July. The preliminary design packages are expected to be submitted to the Alaska Department of Natural Resources in the first half of 2024. Issuance of the certifications is anticipated in 2026.

In 2022, Donlin Gold applied for a new air quality permit based on updated air quality modeling and emissions controls information. The new air quality permit was issued on July 1, 2023. The Alaska Permit Discharge Elimination System permit, which originally expired in 2023, and the Waste Management Permit, which originally was to expire in January 2024, are administratively extended pending renewal by the Alaska Department of Environmental Conservation (ADEC). The Reclamation Plan approval, which was also to expire in January 2024, is administratively extended to January 2025.

NOVAGOLD RESOURCES INC.

Litigation

On June 3, 2020, Earthjustice representing Orutsararmiut Native Council (ONC), ten Y-K villages, and the Alaska Community Action on Toxics filed a formal appeal with the ADEC Commissioner of the State’s water quality certification under Section 401 of the Clean Water Act (the “401 Certification”). The appeal process consisted of an Administrative Hearing in front of an Administrative Law Judge (ALJ) appointed by the ADEC Commissioner. On April 12, 2021, the ALJ issued his opinion for the Commissioner’s consideration recommending the 401 Certification be vacated. The Commissioner issued his decision to uphold the 401 Certification on May 27, 2021. The decision was appealed on June 28, 2021, in Alaska Superior Court by Earthjustice, representing ONC. On September 27, 2021, Donlin Gold filed a motion requesting a short term stay in the case to allow the State to fully consider additional technical materials on mercury and temperature; the State indicated to the Court that they did not oppose the motion. On October 22, 2021, Donlin Gold submitted to ADEC expert technical reports on mercury and temperature. On November 22, 2021, ADEC filed an additional motion asking to remand the 401 certification back to ADEC to determine how the additional information affects the certification. Earthjustice did not oppose the motion although had comments on the remand process. On December 29, 2021, the Court granted the remand request, dismissed the case without prejudice, and left in place the existing certification. On May 13, 2022, the ADEC Water Division Director reaffirmed the 401 certification. On June 13, 2022, Earthjustice appealed the elements of the decision related to temperature to the Commissioner and requested an adjudicatory hearing with an ALJ. On July 14, 2022, the Commissioner granted the request for the hearing and a new ALJ was assigned. On September 14, 2022, Earthjustice filed their initial brief. Donlin Gold and ADEC filed response briefs on October 14, 2022. Earthjustice filed their final reply brief on October 21, 2022. On August 18, 2023, the Commissioner reaffirmed ADEC’s issuance of the 401 Certification. The suspension of the previously filed Alaska Superior Court case was then lifted. Earthjustice’s opening brief was submitted to the Alaska Superior Court on January 5, 2024. Claims related to mercury were not included in Earthjustice’s Alaska Superior Court complaint. ADEC and Donlin Gold response briefs are due on February 5, 2024. A decision is expected later in 2024.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three Y-K villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. An appeal was also filed by a second party, Robert Fithian, the owner of an outdoor guiding business located near the proposed Donlin Gold pipeline route, on September 20, 2021. The two appeals were consolidated into a single case before the Alaska Superior Court based in Anchorage, Alaska. On April 12, 2023 and July 3, 2023, the Alaska Superior Court affirmed ADNR’s issuance of the ROW lease in the Earthjustice case and Robert Fithian case, respectively. The decision in the Earthjustice case has been appealed to the Alaska Supreme Court. Earthjustice’s opening brief was submitted on September 22, 2023. The State of Alaska, Calista, and Donlin Gold submitted their reply briefs to the Alaska Supreme Court on January 3, 2024. Mr. Fithian did not appeal to the Alaska Supreme Court.

On May 25, 2022, Earthjustice, representing ONC and five Y-K villages, filed an appeal of the final Water Rights in Alaska Superior Court. The appellants filed their initial brief on November 21, 2022. On April 25, 2022, the ADNR Commissioner denied the appeal; however, Earthjustice, ONC and five villages appealed the Commissioner’s decision in Alaska Superior Court on May 25, 2022. The briefing process was completed, and oral arguments were held on July 19, 2023. On September 1, 2023, the Alaska Superior Court affirmed ADNR’s decision on Donlin Gold’s water rights permits, following unsuccessful appeal by Earthjustice to the ADNR Commissioner. On October 2, 2023, Earthjustice appealed the Superior Court decision to the Alaska Supreme Court. Earthjustice’s opening brief was submitted to the Alaska Supreme Court on January 4, 2024.

In September 2022, 13 tribes sent letters to the U.S. Army Corps of Engineers (“Corps”) and the U.S. Environmental Protection Agency (EPA). The letter to the Corps requests that it consider requiring a supplemental environmental impact statement (EIS) on the Donlin Gold project and revoke the Clean Water Act Section 404 permit (the “404 permit”) in light of what the tribes consider “new information” since the final EIS was issued in 2018. Additionally, the EPA letter requested that it initiate a Clean Water Act Section 404(c) veto process for the Donlin Gold project. In early January 2023, Donlin Gold and Calista both submitted responses to the Corps on why the requests to prepare a supplemental EIS or revoke the 404 permit should not be granted. In January 2023, Donlin Gold also provided a response to the EPA describing why the agency should not initiate a 404(c) process. To date, neither the Corps nor EPA has responded to the tribes’ letters.

On April 6, 2023, Earthjustice with ONC and six Y-K villages filed suit against the U.S. government in Anchorage Federal District Court. The lawsuit asks the Court to invalidate the Donlin Gold Joint Record of Decision, including the 404 permit issued by the Corps and ROW lease for the portions of the pipeline on Federal lands issued by the Bureau of Land Management of the U.S. Department of Interior. The U.S. Department of Justice (DOJ) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold and Calista have been granted intervenor status in this case. DOJ is finalizing compilation of the Administrative Record for the court. The briefing schedule was agreed upon in the fourth quarter and will extend through the first half of 2024.

NOVAGOLD RESOURCES INC.

Despite multiple challenges, all appeals against Donlin Gold permits have been unsuccessful to date, underscoring our ongoing confidence in the process. We recognize the importance of preparedness and organization in these matters. With the unwavering support of Donlin Gold and its owners, we will continue to back the state and federal agencies in defending their thorough and diligent permitting processes.

Other remediation

During 2023, $1,435 in remediation expenditures were incurred for fieldwork at the historic former New Gold House property in Nome, Alaska. Final work including seeding is planned for the 2024 field season.

Consolidated Financial Results

The details of our Net loss are set forth below:

	Years ended November 30,
	2023	2022	Change
Net loss	$(46,803)	$(53,343)	$6,540
Net loss per common share, basic and diluted	$(0.14)	$(0.16)	$0.04

Net loss decreased by $6,540 from 2022, primarily due to lower field expenses at Donlin Gold, increased interest income, and other income related to the 2021 sale of the Company’s interest in the San Roque mineral property, partially offset by an increase in interest expense on the promissory note and higher general and administrative expenses. Donlin Gold expenses were lower in 2023 with fieldwork and geotechnical drilling completed in July for the Alaska Dam Safety certificate applications and hydrological drilling to support mine planning and design, compared to the large exploration drilling program in 2022. General and administrative costs increased due to higher corporate travel costs, legal expenses, and PSUs granted to the Company’s executive officers on December 15, 2022, as a retention incentive that will vest if their employment continues through June 30, 2024. Higher interest rates in 2023 impacted interest income on cash and term deposits and interest expense on the promissory note. The average effective interest rate on the promissory note increased from 6.8% in 2022 to 10.3% in 2023.

Liquidity and Capital Resources

Liquidity overview

At present, we believe we have sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs for at least the next three years at current spending levels. Additional capital may be required to complete an updated Donlin Gold feasibility study. Considerable additional capital will be required once a decision to commence engineering and construction is reached by the Donlin Gold LLC board for the Donlin Gold project. Future financing to fund construction is anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our anticipated expenditures in fiscal year 2024 are approximately $31,200, including $14,250 to fund the Donlin Gold project, and $16,950 for corporate general and administrative costs.

Our financial position includes the following as of November 30, 2023:

●	Cash and cash equivalents of $45,749, primarily held at three large Canadian domestic chartered banks with high credit ratings.
●	Term deposits of $80,000 denominated in U.S. dollars and held at two large Canadian domestic chartered banks with high credit ratings and maturities of less than one year.
●

Promissory note payable to Barrick of $136,748, including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. At the current interest rate of 10.5%, interest on the note in fiscal year 2024 will total approximately $14,400.

NOVAGOLD RESOURCES INC.

Cash flows

In 2023, cash and cash equivalents decreased by $18,133, mainly to fund our share of Donlin Gold, corporate administrative expenses, and net purchases of term deposits, partially offset by the note proceeds received from Newmont.

Net spending on operating activities decreased by $4,585 primarily due to increased interest proceeds received on cash and term deposits, and the timing of corporate liability insurance payments in the prior year, partially offset by higher corporate travel costs, legal expenses, and remediation expenditures. Cash used in investing activities decreased by $2,034, primarily due to Newmont note proceeds and lower Donlin Gold funding requirements, partially offset by net purchases of term deposits in 2023 compared to net proceeds from term deposits in 2022. In financing activities, the PSU awards that matured in 2023 did not meet the performance criteria; therefore, no common shares were issued and no withholding tax was paid.

Outstanding share data

As of January 16, 2024, the Company had 334,371,223 common shares issued and outstanding. Also, as of January 16, 2024, the Company had: i) a total of 9,605,100 stock options outstanding; 8,260,300 of those stock options with a weighted-average exercise price of $6.21 and the remaining 1,344,800 with a weighted-average exercise price of C$7.73; and ii) 2,173,000 performance shares units (PSUs) and 255,852 deferred share units (DSUs) outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 13,029,602 common shares.

Related party transactions

As of November 30, 2023, the Company has accounts receivable from Donlin Gold of $203 (November 30, 2022: $574) included in Other current assets for third party study costs contracted for by the Company on behalf of Donlin Gold.

Fourth quarter results

During the fourth quarter of 2023 we incurred a net loss of $10,421 compared to a net loss of $12,255 in 2022. The decrease in net loss primarily resulted from reduced activity at Donlin Gold and higher interest income, partially offset by increased interest on the promissory note.

Critical Accounting Policies

We believe the following accounting policies are critical to our financial statements due to the degree of uncertainty regarding the judgements or assumptions involved and/or the magnitude of the asset, liability, or expense being reported.

Contingent note receivable

A portion of the proceeds on the sale of the Company’s 50% interest in the Galore Creek project to Newmont, included a contingent note for $75,000 receivable upon the approval of a Galore Creek project construction plan by the owner(s). The Company has assigned no value to the contingent note receivable as management determined that approval of Galore Creek project construction was not probable as of the closing of the Galore Creek sale, and management’s assessment did not change as of November 30, 2023. The contingent note will be recognized only when, in management’s judgement, payment is probable, and the amount recorded will not reverse in future periods.

Investment in affiliates

Investments in unconsolidated ventures over which the Company can exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. Donlin Gold LLC is a non-publicly traded equity investee holding the Donlin Gold project. We identified Donlin Gold as a Variable Interest Entity (VIE) as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE.

NOVAGOLD RESOURCES INC.

The Company’s maximum exposure to loss is its investment in Donlin Gold of $3,071 as of November 30, 2023. The Company reviews and evaluates its investment in the Donlin Gold project for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of an investment in affiliates include a significant decrease in long-term expected gold price, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims, or a change in the development plan or strategy for the project. Management reviewed potential impairment indicators and determined that there were none as of November 30, 2023.

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A full valuation allowance has been recognized against deferred tax assets as management has determined that it is not likely that the deferred tax assets will be recognized.

Share-based compensation

We grant share-based compensation awards in exchange for employee services, including a stock option plan and a PSU plan. The fair value of awards granted under the plans are recognized in the Consolidated Statements of Loss over the related service period. The fair values of stock options are estimated at the time of each grant using a Black‐Scholes option pricing model, and the fair values of PSUs are measured at each grant date using a Monte Carlo valuation model. The fair value estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option and PSU grants, estimates of forfeitures, the Company's performance, and the Company’s performance in relation to its peers.

We grant members of our board of directors DSUs whereby each DSU entitles the directors to receive one common share of the Company or the market value thereof in cash, at the Company’s option, when they retire from service with the Company. The fair value of the DSUs is measured at the date of the grant in amounts ranging from 50% to 100% of directors’ annual retainers at the election of the directors. The fair value is recognized in the Consolidated Statements of Loss over the related service period.

In 2023, we incurred $8,731 in share-based compensation costs, an increase of $517 over the prior year. PSU compensation costs increased over the prior year primarily due to 181,700 PSUs granted to the Company’s executive officers on December 15, 2022, as a retention incentive that will vest if their employment continues through June 30, 2024. The retention incentive PSUs were valued at the grant date market price.

As of November 30, 2023, we had $2,721 of unrecognized compensation cost related to 3,724,884 non-vested stock options expected to be expensed and vest over a period of approximately two years. Also, as of November 30, 2023, we had 1,605,500 non-vested PSU awards outstanding of which 319,300 were fully expensed. On December 1, 2023, it was determined that those expensed PSU awards matured and did not meet the performance criteria; therefore, no common shares were issued. The remaining 1,286,200 non-vested PSU awards with $3,771 of unrecognized compensation cost will be expensed over a period of approximately two years.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2023, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.4 million in the interest accrued on the promissory note per annum. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

NOVAGOLD RESOURCES INC.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of NOVAGOLD RESOURCES INC.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. and its subsidiaries (together, the Company) as of November 30, 2023 and 2022, and the related consolidated statements of loss and comprehensive loss, cash flows and equity (deficit) for each of the three years in the period ended November 30, 2023, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Recognition of the contingent note receivable

As described in Notes 2 and 4 to the consolidated financial statements, on July 27, 2018, the Company sold its interest in the Galore Creek project (the sale). As part of the consideration for the sale, the Company received a $75 million note (the contingent note receivable), which is contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale or in subsequent periods. Management’s assessment did not change as of November 30, 2023. The contingent note will be recognized when, in management’s judgment, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

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

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

January 24, 2024

We have served as the Company's auditor since 1984.

NOVAGOLD RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	As of November 30,
	2023	2022
ASSETS
Cash and cash equivalents	$45,749	$63,882
Term deposits	80,000	62,000
Notes receivable (Note 4)	—	24,421
Other assets (Note 6)	1,470	2,235
Current assets	127,219	152,538
Investment in Donlin Gold (Note 5)	3,071	3,848
Other assets (Note 6)	3,000	2,803
Total assets	$133,290	$159,189

LIABILITIES
Accounts payable and accrued liabilities	$703	$769
Accrued payroll and related benefits	2,799	2,532
Other liabilities (Note 9)	404	1,298
Current liabilities	3,906	4,599
Promissory note (Note 7)	136,748	123,685
Other liabilities (Note 9)	859	1,002
Total liabilities	141,513	129,286

Commitments and contingencies (Notes 7, 8 and 9)

EQUITY (DEFICIT)
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 334.2 and 333.8 million shares, respectively	1,986,938	1,983,962
Contributed surplus	88,621	82,866
Accumulated deficit	(2,059,311)	(2,012,508)
Accumulated other comprehensive loss	(24,471)	(24,417)
Total equity (deficit)	(8,223)	29,903
Total liabilities and equity (deficit)	$133,290	$159,189

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang                  /s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(US dollars in thousands except per share amounts)

	Years ended November 30,
	2023	2022	2021
Operating expenses:
General and administrative (Note 12)	$21,783	$20,109	$20,210
Equity loss - Donlin Gold (Note 5)	18,529	28,163	16,625
	40,312	48,272	36,835

Loss from operations	(40,312)	(48,272)	(36,835)
Interest expense on promissory note (Note 7)	(13,063)	(7,962)	(5,922)
Interest and dividend income	5,791	1,591	458
Accretion of notes receivable (Note 4)	579	849	2,556
Remediation expense	(541)	(366)	(938)
Other income (expense), net (Note 14)	782	784	282
Loss before income taxes	(46,764)	(53,376)	(40,399)
Income tax recovery (expense) (Note 15)	(39)	33	(137)
Net loss	(46,803)	(53,343)	(40,536)

Other comprehensive income (loss):
Foreign currency translation adjustments	(54)	(1,128)	587
	(54)	(1,128)	587

Comprehensive loss	$(46,857)	$(54,471)	$(39,949)

Net loss per common share – basic and diluted	$(0.14)	$(0.16)	$(0.12)

Weighted average shares outstanding
Basic and diluted (thousands)	334,057	333,236	331,546

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Years ended November 30,
	2023	2022	2021
Operating activities:
Net loss	$(46,803)	$(53,343)	$(40,536)
Adjustments:
Equity loss – Donlin Gold	18,529	28,163	16,625
Interest expense on promissory note	13,063	7,962	5,922
Share-based compensation	8,731	8,214	8,235
Remediation expense	541	366	938
Foreign exchange (gain) loss	43	(595)	336
Accretion of notes receivable	(579)	(849)	(2,556)
Change in fair value of marketable securities	(269)	(189)	(418)
Gain on sale of mineral property	(556)	—	(200)
Other operating adjustments	49	(44)	7
Net change in operating assets and liabilities (Note 17)	(535)	(2,056)	1,784
Net cash used in operating activities	(7,786)	(12,371)	(9,863)

Investing activities:
Proceeds from term deposits	148,000	148,000	141,578
Purchases of term deposits	(166,000)	(132,000)	(158,799)
Funding of Donlin Gold	(17,752)	(28,435)	(17,587)
Proceeds from notes receivable	25,000	—	75,000
Proceeds from sale of mineral property	556	—	200
Other	(132)	73	—
Net cash provided from investing activities	(10,328)	(12,362)	40,392

Financing activities:
Withholding tax on share-based compensation	—	(2,122)	(731)
Net cash used in financing activities	—	(2,122)	(731)

Effect of exchange rate changes on cash and cash equivalents	(19)	(387)	420
Net change in cash and cash equivalents	(18,133)	(27,242)	30,218
Cash and cash equivalents at beginning of year	63,882	91,124	60,906
Cash and cash equivalents at end of year	$45,749	$63,882	$91,124

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(US dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total equity
	Shares	Amount	surplus	deficit	AOCL*	(deficit)

November 30, 2020	330,412	$1,972,029	$81,203	$(1,918,629)	$(23,876)	$110,727

Share-based compensation	—	—	8,235	—	—	8,235
Performance share units (PSUs) settled in shares	574	1,460	(1,460)	—	—	—
Stock options exercised	1,430	5,031	(5,031)	—	—	—
Withholding tax on PSUs	—	—	(731)	—	—	(731)
Net loss	—	—	—	(40,536)	—	(40,536)
Other comprehensive income	—	—	—	—	587	587
November 30, 2021	332,416	$1,978,520	$82,216	$(1,959,165)	$(23,289)	$78,282

Share-based compensation	—	—	8,214	—	—	8,214
PSUs settled in shares	430	1,731	(1,731)	—	—	—
Deferred share units (DSUs) settled in shares	53	249	(249)	—	—	—
Stock options exercised	854	3,462	(3,462)	—	—	—
Withholding tax on PSUs	—	—	(2,122)	—	—	(2,122)
Net loss	—	—	—	(53,343)	—	(53,343)
Other comprehensive loss	—	—	—	—	(1,128)	(1,128)
November 30, 2022	333,753	$1,983,962	$82,866	$(2,012,508)	$(24,417)	$29,903

Share-based compensation	—	—	8,731	—	—	8,731
DSUs settled in shares	48	246	(246)	—	—	—
Stock options exercised	446	2,730	(2,730)	—	—	—
Net loss	—	—	—	(46,803)	—	(46,803)
Other comprehensive income	—	—	—	—	(54)	(54)
November 30, 2023	334,247	$1,986,938	$88,621	$(2,059,311)	$(24,471)	$(8,223)

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 1 – THE COMPANY

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. The Company has not realized revenues from its planned principal business purpose. The Company’s principal asset is a 50% interest in the Donlin Gold project in Alaska, USA. The Donlin Gold project is owned and operated by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

The Consolidated Financial Statements include the accounts of NOVAGOLD RESOURCES INC. and its wholly-owned subsidiaries including NOVAGOLD U.S. Holdings Inc., NOVAGOLD Resources Alaska Inc., NOVAGOLD USA, Inc., and AGC Resources Inc. All inter-company transactions and balances are eliminated on consolidation.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with original maturities of three months or less, that are cash equivalents. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes.

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

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Share-based payments

The Company records share-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Loss over the requisite employee service period. The fair values of stock options are determined using a Black-Scholes option pricing model. The fair values of PSUs are determined using a Monte Carlo valuation model. The fair values of PSU retention incentive awards are based on their grant date market prices. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company’s performance, and the Company’s performance in relation to its peers.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing the performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer considers the business from a geographic perspective considering the performance of our investment in the Donlin Gold project in Alaska, USA (Note 5).

NOTE 4 – NOTES RECEIVABLE

Changes in the Company’s Notes receivable are summarized as follows:

	Years ended November 30,
	2023	2022	2021
Balance – beginning of period	$24,421	$23,572	$96,016
Accretion of notes receivable	579	849	2,556
Payment received	(25,000)	—	(75,000)
Balance – end of period	$—	$24,421	$23,572

Galore Creek

On July 27, 2018, the Company sold its interest in the Galore Creek project to a subsidiary of Newmont Corporation (“Newmont”) for cash proceeds of $100,000, a $75,000 note due upon the earlier of the completion of a Galore Creek pre-feasibility study or July 27, 2021, a $25,000 note due upon the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a contingent note for $75,000 due upon approval of a Galore Creek project construction plan by the owner(s). The Company received from Newmont $75,000 on July 27, 2021, and $25,000 on July 27, 2023.

No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of November 30, 2023.

Minas San Roque

On November 3, 2021, the Company sold its 49% interest in the Minas San Roque project in Argentina to Marifil S.A., a subsidiary of International Iconic Gold Mines Ltd. (“Iconic”) for cash proceeds of C$250 upon closing, a C$750 note receivable due on November 1, 2022, and a C$1,000 note receivable due on November 1, 2023. On closing, the Company determined the fair value of the notes was nil. Iconic completed the C$750 note repayment due on November 1, 2022 in December 2022, and the C$1,000 note repayment due on November 1, 2023 in January 2024, each after obtaining sufficient funding.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Years ended November 30,
	2023	2022	2021
Balance – beginning of period	$3,848	$3,576	$2,614
Share of losses:
Mineral property expenditures	(17,918)	(27,690)	(16,286)
Depreciation	(571)	(427)	(300)
Accretion	(40)	(46)	(39)
	(18,529)	(28,163)	(16,625)
Funding	17,752	28,435	17,587
Balance – end of period	$3,071	$3,848	$3,576

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold. Donlin Gold capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property than that of the Company.

	As of November 30,
	2023	2022
Current assets: Cash, prepaid expenses, and other receivables	$3,410	$4,220
Non-current assets: Right-of-use assets, property and equipment	1,456	2,036
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(1,669)	(2,322)
Non-current liabilities: Reclamation and lease obligations	(741)	(701)
Net assets	$35,071	$35,848

NOTE 6 – OTHER ASSETS

	As of November 30,
	2023	2022
Other current assets:
Accounts receivable	$43	$301
Interest receivable	99	62
Receivable from Donlin Gold	203	574
Prepaid expenses	1,125	1,298
	$1,470	$2,235

Other long-term assets:
Marketable equity securities	$2,102	$1,845
Right-of-use assets	757	939
Office equipment	141	19
	$3,000	$2,803

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $136,748, comprised of $51,576 in principal, and $85,172 in accrued interest at U.S. prime plus 2%. The average effective interest rate was 10.3%, 6.8%, and 5.3% in 2023, 2022 and 2021, respectively. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Changes in the Company’s Promissory Note is summarized as follows:

	Years ended November 30,
	2023	2022	2021
Balance – beginning of period	$123,685	$115,723	$109,801
Interest expense on promissory note	13,063	7,962	5,922
Balance – end of period	$136,748	$123,685	$115,723

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

Lease expenses are included in General and administrative expense – Office expense on the Consolidated Statements of Loss and include the following components:

	Years ended November 30,
	2023	2022	2021
Operating lease cost	$232	$234	$235
Variable lease cost	121	126	122
Short-term lease cost	5	5	4
	$358	$365	$361

Future minimum lease payments under non-cancellable operating leases as of November 30, 2023, were as follows:

2024	$234
2025	157
2026	154
2027	159
2028	164
Thereafter	56
Total future minimum lease payments	924
Less: imputed interest	(123)
$801

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Other information regarding leases includes the following:

	Years ended November 30,
	2023	2022	2021
Cash paid for operating leases	$193	$238	$235
Variable lease cost	121	126	127
Short-term lease cost	5	5	5
	$319	$369	$367

ROU assets obtained in exchange for lease liabilities	$—	$750	$—
Weighted average:
Remaining lease term (years) – operating leases	4.8	5.6	2.3
Discount rate – operating leases	5.9%	5.8%	5.0%

NOTE 9 – OTHER LIABILITIES

	As of November 30,
	2023	2022
Other current liabilities:
Remediation liabilities	$212	$1,156
Lease obligations	192	142
	$404	$1,298

Other long-term liabilities:
Remediation liabilities	$250	$200
Lease obligations	609	802
	$859	$1,002

NOTE 10 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 334,246,859 were issued and outstanding as of November 30, 2023, and 333,753,116 were issued and outstanding as of November 30, 2022.

Preferred shares

Pursuant to the Company’s Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the Directors. The Directors have the authority to determine the preferences, limitations, and relative rights of each series of preferred shares. As of November 30, 2023 and 2022, no preferred shares were issued or outstanding.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, accounts payable and accrued liabilities, and promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair values of the Company’s other financial instruments approximate their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, accounts payable and accrued liabilities, and promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $2,102 as of November 30, 2023 ($1,845 as of November 30, 2022), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 12 – GENERAL AND ADMINISTRATIVE

	Years ended November 30,
	2023	2022	2021
Share-based compensation (Note 13)	$8,731	$8,214	$8,235
Salaries and benefits	7,009	6,710	6,599
Office expense	3,302	2,992	2,544
Professional fees	1,647	1,177	1,849
Corporate communications and regulatory	1,084	1,009	976
Depreciation	10	7	7
	$21,783	$20,109	$20,210

NOTE 13 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives, employees and eligible consultants, a PSU plan for executives, employees, and eligible consultants and a DSU plan for non-executive directors of the Company. Options granted to purchase common shares have exercise prices not less than the fair market value of the underlying share at the date of grant. As of November 30, 2023, 30,610,851 common shares were available for future share incentive plan awards under all three plans.

The Company recognized share-based compensation expense (see Note 12 - General and administrative) as follows:

	Years ended November 30,
	2023	2022	2021
Stock options	$4,594	$4,642	$4,721
Performance share unit plan	3,910	3,345	3,278
Deferred share unit plan	227	227	236
	$8,731	$8,214	$8,235

Stock options

Stock options granted under the Company’s share-based incentive plans generally expire five years after the date of grant and vest in one-third annual increments beginning on the first anniversary of the date of grant. The value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected term of the option award and share price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. The expected volatility is based on the historical volatility of the Company’s shares at the date of grant over the same length of term. These estimates involve inherent uncertainties and the application of management’s judgment. In addition, management estimates the expected forfeiture rate and only recognizes expense for those options expected to vest. As a result, if other assumptions had been used, the recorded share-based compensation expense would have been different from that reported.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

A summary of stock options outstanding as of November 30, 2023, and activity during the year ended November 30, 2023 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2022	7,717,413	$6.18
Granted	2,291,800	5.71
Exercised	(1,914,311)	(3.73)
Cancelled	(488,702)	(7.08)
November 30, 2023	7,606,200	$6.59	2.38	$505
Vested and exercisable as of November 30, 2023	3,881,316	$6.75	1.28	$505

The following table summarizes other stock option-related information:

	Years ended November 30,
	2023	2022	2021
Weighted-average assumptions used to value stock option awards:
Expected volatility	48.4%	46.5%	47.2%
Expected term of options (years)	4	4	4
Expected dividend rate	—	—	—
Risk-free interest rate	3.85%	1.13%	0.3%
Expected forfeiture rate	2.8%	2.9%	3.0%
Weighted-average grant-date fair value	$2.40	$2.49	$3.63
Intrinsic value of options exercised	$2,339	$5,723	$12,543
Cash received from options exercised	$—	$—	$—

As of November 30, 2023, the Company had $2,721 of unrecognized compensation cost related to 3,724,884 non-vested stock options expected to be expensed and vest over a period of approximately two years.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

A summary of PSU awards outstanding and activity during the year ended November 30, 2023 are as follows:

	Number of PSU awards	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2022	1,257,200	$7.65
Granted	605,500	5.77
Retention awards granted	181,700	5.64
Expired	(438,900)	(6.96)
November 30, 2023	1,605,500	$6.89	$760

As of November 30, 2023, the Company had 1,605,500 non-vested PSU awards outstanding of which 319,300 were fully expensed and subsequently expired with no value. The remaining 1,286,200 non-vested PSU awards with $3,771 of unrecognized compensation cost will be expensed over a period of approximately two years. On December 15, 2022, 181,700 PSUs were granted to the Company’s executive officers as a retention incentive and will fully vest if their employment continues through June 30, 2024.

The following table summarizes other PSU-related information:

	Years ended November 30,
	2023	2022	2021
Performance multiplier on PSUs vested	—%	93%	150%
Common shares issued	—	430,045	574,379
Total fair value of common shares issued	$—	$2,903	$5,723
Withholding tax paid on PSUs vested	$—	$2,122	$731

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the Directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the Directors to receive one common share or the market value thereof in cash, at the Company’s option, when they retire from the Company. The Company granted 43,658, 38,470, and 25,957 DSUs to Directors with a weighted-average grant day fair value of $5.04, $5.74, and $8.86 per DSU during 2023, 2022, and 2021, respectively. The Company issued 48,446, 52,930, and nil common shares under the DSU plan in 2023, 2022, and 2021, respectively. As of November 30, 2023, there were 287,072 DSUs outstanding.

NOTE 14– OTHER INCOME (EXPENSE), NET

	Years ended November 30,
	2023	2022	2021
Gain on sale of mineral property	$556	$—	$200
Change in fair market value of marketable securities	269	189	418
Foreign exchange gain (loss)	(43)	595	(336)
	$782	$784	$282

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 15 – INCOME TAXES

The Company’s statutory tax rate is 27% and is expected to remain at this amount until 2024.

The Company’s Income tax expense (recovery) consisted of:

	Years ended November 30,
	2023	2022	2021
Current:
Canada	$—	$—	$110
Foreign	39	(33)	27
	39	(33)	$137
Deferred:
Canada	—	—	—
Foreign	—	—	—
	—	—	—
Income tax (recovery) expense	$39	$(33)	$137

The Company’s Loss before income taxes consisted of:

	Years ended November 30,
	2023	2022	2021
Canada	$(18,213)	$(17,062)	$(17,723)
Foreign	(28,551)	(36,314)	(22,676)
	$(46,764)	$(53,376)	$(40,399)

The Company’s Income tax (recovery) expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

		Years ended November 30,
		2023		2022		2021
Loss before income taxes		$(46,764)		$(53,376)		$(40,399)

Combined federal and provincial statutory tax rate	27.0%	(12,626)	27.0%	(14,412)	27.0%	(10,908)
Reconciling items:
Non-deductible expenditures	-5.9%	2,767	-4.5%	2,411	-6.1%	2,483
Foreign accrual property income	-3.6%	1,682	-1.2%	666	-1.9%	771
Effect of different statutory tax rates on earnings or losses of subsidiaries	0.9%	(407)	1.0%	(518)	0.8%	(323)
Change in valuation allowance on deferred tax assets	-18.5%	8,623	-22.3%	11,852	-20.1%	8,115
Other	—	—	0.1%	(32)	—	(1)
Income tax (recovery) expense	-0.1%	$39	0.1%	$(33)	-0.3%	$137

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	As of November 30,
	2023	2022
Deferred tax income assets:
Net operating loss carry forwards	$193,508	$188,783
Capital loss carry forwards	47,995	48,264
Mineral properties	624	628
Intangible assets	462	465
Property and equipment	184	198
Investment in affiliates	47,522	44,713
Unpaid interest expense	2,105	2,105
Unrealized loss on investments	196	233
Asset retirement obligation	131	386
Other	1,129	1,068
	293,856	286,843
Valuation allowances	(293,536)	(285,611)
	320	1,232
Deferred income tax liabilities:
Notes receivable	—	(942)
Capitalized assets and other	(320)	(290)
	(320)	(1,232)
Net deferred income tax assets (liabilities)	$—	$—

Net operating losses available to offset future taxable income are as follows:

Year of Expiry	U.S.	Canada
2024	$1,032	$—
2025	1,246	—
2026	13,382	17,795
2027	18,493	1,777
2028	85	—
2029	11,223	11,515
2030	10,916	15,322
2031	16,580	15,249
2032	309,772	18,610
2033	14,529	14,044
2034	15,607	10,104
2035	16,383	9,227
2036	14,764	9,080
2037	14,111	6,037
2038	—	6,153
2039	—	5,578
2040	—	6,642
2041	—	—
2042	—	6,854
2043	—	4,153
Indefinite	72,413	—
	$530,536	$158,140

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

U.S. net operating losses arising in tax years ending after December 31, 2017 can be carried over to each taxable year following the tax year of loss (indefinitely). The Company has capital loss carry-forwards of approximately $355,516 as of November 30, 2023 (November 30, 2022: $357,511) for Canadian tax purposes. These tax losses are carried forward indefinitely.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated included the cumulative loss incurred as of November 30, 2023. Such objective evidence limits the ability to consider other subjective evidence such as management’s projections for future growth. On the basis of this evaluation, as of November 30, 2023, a valuation allowance of $293,536 (November 30, 2022: $285,611), has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable; however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as management’s projections for growth.

Uncertain tax position

There were no uncertain tax positions as of November 30, 2023, 2022 and 2021. The Company recognizes any interest and penalties related to uncertain tax positions, if any, as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. As of November 30, 2023, 2022 and 2021, there were no accrued interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. With few exceptions, the tax years that remain subject to examination as of November 30, 2023, are 2018 to 2023 in Canada and 2019 to 2023 in the United States.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $990 in 2023 ($681 in 2022 and $nil in 2021). As of November 30, 2023, the Company has accounts receivable from Donlin Gold of $203 (November 30, 2020: $574) included in Other current assets.

NOTE 17 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Years ended November 30,
	2023	2022	2021
Changes in operating assets and liabilities:
Other assets	$694	$(1,962)	$1,605
Accounts payable and accrued liabilities	(62)	128	(240)
Accrued payroll and related benefits	268	(92)	419
Remediation liability	(1,435)	(130)	—
	$(535)	$(2,056)	$1,784

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands, except per share)

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended November 30,
	2023	2022	2021
Interest and dividends received	$5,754	$1,684	$1,024
Income taxes refunded	$325	$17	$—
Income taxes paid	$75	$—	$142

NOVAGOLD RESOURCES INC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting that occurred during the year ended November 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2023.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

NOVAGOLD RESOURCES INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2023 Annual Meeting of Shareholders (the “2024 Proxy Statement”) regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” “Information Concerning The Board Of Directors And Executive Officers” and “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters.” is incorporated by reference in this section. Finally, the information in our 2024 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

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

The information appearing in our 2024 Proxy Statement under the headings. “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion & Analysis”, “Tabular Disclosure of Executive Compensation”, “Non-Executive Director Compensation” and “Compensation Committee Report” is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing in our 2024 Proxy Statement under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Equity Compensation Plan Information as of November 30, 2023

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock Award Plan	7,606,200	(1)	C$8.81/$6.(2)	19,133,549	(3)
PSU	1,605,500	(4)	n/a	8,421,906	(5)
DSU	287,072	(6)	n/a	3,055,397	(7)
Equity compensation plans not approved by security holders	—		—	—
Total	9,498,772			30,610,852

NOVAGOLD RESOURCES INC.

(1)	The options issued and outstanding represent approximately 2.28% of the Company’s Common Shares issued and outstanding as of November 30, 2023.

(2)	Of the 7,606,200 options issued and outstanding, 884,400 have a weighted average exercise price of C$8.81 and 6,721,800 have a weighted average exercise price of $6.60.

(3)

The number of options available for future issuance is a number equal to eight percent of the issued and outstanding Common Shares from time to time, less the number of outstanding options. The 19,133,549 options available for future issuance represent 5.72% of the Company’s issued and outstanding Common Shares as of November 30, 2023.

(4)

Assumes vesting at 100% of PSU grant amount. PSUs can vest anywhere from 0% to 150% of the PSU grant amount depending upon performance against established quantitative performance criteria. The PSUs issued and outstanding represent approximately 0.48% of the Company’s Common Shares issued and outstanding as of November 30, 2023.

(5)

The number of PSUs available for future issuance is a number equal to three percent of the issued and outstanding Common Shares from time to time, less the number of outstanding PSUs. The 8,421,906 PSUs available for future issuance represent 2.52% of the Company’s issued and outstanding Common Shares as of November 30, 2023.

(6)	The DSUs issued and outstanding represent approximately 0.09% of the Company’s Common Shares issued and outstanding as of November 30, 2023.

(7)

The number of DSUs available for future issuance is a number equal to one percent of the issued and outstanding Common Shares from time to time, less the number of outstanding DSUs. The 3,055,397 DSUs available for future issuance represent 0.91% of the Company’s issued and outstanding Common Shares as of November 30, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2024 Proxy Statement under the heading “Interest Of Informed Persons In Material Transactions”, “Board of Directors” under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2024 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as of November 30, 2023 and 2022 and for the years ended November 30, 2023, 2022 and 2021.

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
10.1

Amendment dated January 13, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.2

Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.3

2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) (incorporated by reference to Appendix A to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 24, 2023)

10.4

NOVAGOLD Resources Inc. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.5

NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan (as amended) (incorporated by reference to Appendix C to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 24, 2023)

10.6

NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan (as amended) (incorporated by reference to Appendix E to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 24, 2023)

10.7

Employment Agreement between the Registrant and Gregory A. Lang dated January 9, 2012. (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.8

Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and David Ottewell, dated September 10, 2012. (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.9

Amendment dated July 15, 2010 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.10

Amendment dated June 1, 2011 to Limited Liability Company Agreement dated December 1, 2007 between Donlin Gold LLC, Barrick Gold U.S. Inc. and NOVAGOLD Resources Alaska, Inc. (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.11

Employment Agreement between the Registrant’s wholly-owned subsidiary, NOVAGOLD Resources Alaska, Inc., and Gregory A. Lang, dated January 9, 2012. (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.12*

Share Purchase Agreement, dated July 25, 2018, by and among NOVAGOLD RESOURCES INC., Newmont Mining Corporation and Newmont Canada FN Holdings ULC (incorporated by reference to Exhibit 99.3 of the Form 8-K/A, filed with the Securities and Exchange Commission on October 3, 2018)

19.1	Registrant’s Insider Trading Policy adopted January 29, 2014, and amended May 18, 2023

NOVAGOLD RESOURCES INC.

21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Wood Canada Limited
23.3	Consent of Paul Chilson
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1

S-K 1300 Technical Report Summary on the Donlin Gold Project, Alaska, USA (incorporated by reference to Exhibit 96.1 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2021, filed with the Securities and Exchange Commission on January 26, 2022)

97.1	Registrant’s Incentive Compensation Recovery Policy dated November 17, 2023
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

Date: January 24, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 24, 2024

/s/ David A. Ottewell	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 24, 2024

/s/ Thomas S. Kaplan	Board Chair	January 24, 2024

/s/ Elaine Dorward-King	Director	January 24, 2024

/s/ Diane Garrett	Director	January 24, 2024

/s/ Hume Kyle	Director	January 24, 2024

/s/ Kalidas Madhavpeddi	Director	January 24, 2024

/s/ Kevin McArthur	Director	January 24, 2024

/s/ Daniel Muñiz Quintanilla	Director	January 24, 2024

/s/ Ethan Schutt	Director	January 24, 2024

/s/ Anthony P. Walsh	Director	January 24, 2024

/s/ Dawn Whittaker	Director	January 24, 2024

Item 15. (a)(2) Schedule A

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Donlin Gold LLC

Opinion

We have audited the accompanying financial statements of Donlin Gold LLC (the “Company”), which comprise the balance sheets as of November 30, 2023 and November 30, 2022, and the related statements of loss and comprehensive loss, of cash flows and of equity for each of the three years in the period ended November 30, 2023, including the related notes (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and November 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2023 in accordance with accounting principles generally accepted in the United States of America.

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

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

January 19, 2024

DONLIN GOLD LLC

BALANCE SHEETS

(U.S. dollars in thousands)

	At November 30,
	2023	2022

ASSETS
Cash	$5,907	$7,535
Inventory	244	332
Accounts receivable	285	193
Prepaid expenses	385	381
Current assets	6,821	8,441
Right of use assets (note 3)	-	75
Plant and equipment (note 4)	2,910	3,996
Mineral property (note 5)	65,230	65,230
Total assets	$74,961	$77,742

LIABILITIES
Accounts payable and accrued liabilities	$2,620	$3,786
Lease obligations (note 3)	-	81
Due to related parties (note 6)	716	776
Current liabilities	3,336	4,643
Reclamation and remediation (note 7)	1,482	1,403
Total liabilities	4,818	6,046

Commitments and contingencies (notes 3 and 8)

EQUITY
Partners’ contributions	573,104	537,600
Accumulated deficit	(502,961)	(465,904)
Total equity	70,143	71,696
Total liabilities and equity	$74,961	$77,742

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years ended November 30,
	2023	2022	2021

Operating expenses:
Drilling, studies and engineering	$20,576	$37,914	$18,791
General and administrative	5,498	5,976	4,391
Permitting and environmental	3,470	4,816	4,120
Mineral property leases	3,234	3,605	3,191
Community relations	3,057	3,066	2,080
Depreciation	1,143	856	600
Accretion	79	93	80
	37,057	56,326	33,253

Loss from operations	$(37,057)	$(56,326)	$(33,253)

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2023	2022	2021

Operating activities:
Net loss	$(37,057)	$(56,326)	$(33,253)
Adjustments:
Depreciation	1,143	856	600
Other adjustments (Accretion and leases)	73	75	73
Changes in operating assets and liabilities:
Prepaid expenses	(4)	51	132
Inventory	88	(30)	(256)
Accounts receivable	(92)	(51)	(117)
Accounts payable and accrued liabilities	(1,225)	1,481	591
Net cash used in operations	(37,074)	(53,944)	(32,230)

Investing activities:
Capital expenditures - plant and equipment	(58)	(2,145)	(862)
Net cash used in investing activities	(58)	(2,145)	(862)

Financing activities:
Partners’ contributions	35,504	56,870	35,174
Net cash provided from financing activities	35,504	56,870	35,174

Increase/(Decrease) in cash during the year	(1,628)	781	2,082
Cash at beginning of year	7,535	6,754	4,672
Cash at end of year	$5,907	$7,535	$6,754

The accompanying notes are an integral part of these financial statements.

DONLIN GOLD LLC

STATEMENTS OF EQUITY

(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity

December 1, 2020	$222,778	$222,778	$(376,325)	$69,231

Partners’ cash contribution	17,587	17,587	—	35,174
Net loss	—	—	(33,253)	(33,253)
November 30, 2021	$240,365	$240,365	$(409,578)	$71,152

Partners’ cash contribution	28,435	28,435	—	56,870
Net loss	—	—	(56,326)	(56,326)
November 30, 2022	$268,800	$268,800	$(465,904)	$71,696

Partners’ cash contribution	17,752	17,752	—	35,504
Net loss	—	—	(37,057)	(37,057)
November 30, 2023	$286,552	$286,552	$(502,961)	$70,143

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

The Company’s Board of Directors approved the Project's Updated Feasibility Study in July 2012. The Company subsequently initiated the permitting process. The U.S. Army Corps of Engineers (the “Corps”) issued the final Environmental Impact Statement (EIS) on April 27, 2018. On August 13, 2018, the Corps and the Bureau of Land Management (BLM) issued a joint Federal Record of Decision (ROD) for the Donlin Gold Project along with their respective federal permit authorizations. Several major State of Alaska authorizations have also been issued, including the approval of the Donlin Gold Reclamation and Closure Plan, Waste Management Permit, Water Discharge Permit, Permit to Appropriate Water, Title 16 Fish Habitat Permits for the mine area and right of way agreements with the State and BLM. At the end of 2023, four appeals remained active in both the State of Alaska and U.S. Federal courts concerning permits granted for the project. These include: the appeal of the Alaska Department of Environmental Conservation (ADEC) Clean Water Act Section 401 Certificate of Reasonable Assurance at the State Superior Court level; appeals regarding the state pipeline right-of-way and the water rights in the State’s Supreme Court; and one appeal concerning the EIS, ROD, and associated federal permits in the U.S. Federal Court.

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

Operating lease expenses are included on the Statement of Loss in General and administrative expense and Mineral property leases and include the following components for the year ended November 30, 2022:

Operating lease cost	$75
Variable lease cost	—
Short-term lease cost	671
$746

There are no future minimum lease payments under non-cancellable operating leases as of November 30, 2023.

Other information regarding leases for the year ended November 30, 2023 includes the following:

Cash paid for operating leases	$87
Right-of-use assets obtained in exchange for lease liabilities	$—
Weighted average remaining lease term (years) – operating leases	—

NOTE 4 – PLANT AND EQUIPMENT

	At November 30,
	2023	2022
Plant and equipment	$8,296	$8,239
Accumulated depreciation	(5,386)	(4,243)
	$2,910	$3,996

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 – MINERAL PROPERTY

	At November 30,
	2023	2022
Acquisition cost	$64,000	$64,000
Asset retirement cost	1,230	1,230
	$65,230	$65,230

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received management and administrative services from Barrick for $332 in 2023, $1,288 in 2022, and $774 in 2021, and received from NOVAGOLD management and administrative services for 923 in 2023, $681 in 2022 and $nil in 2021. Both Barrick and NOVAGOLD amounts are included in General and Administrative, and drilling, studies and engineering expense.

The Company has accounts payable to Barrick at November 30, 2023 of $474 (2021: $425) for reimbursement of management and administrative services and to NOVAGOLD an of $243 (2022: $574) for reimbursement of third party contracted services on behalf of the Company.

NOTE 7 – RECLAMATION AND REMEDIATION

Significant reclamation and closure activities include rehabilitation and decommissioning of the camp and drill sites. Although the ultimate amount or timing of reclamation costs cannot be predicted with certainty, the estimated discounted cash flows required to settle the Company’s obligations for work undertaken at the site to date is $1,482.

	At November 30,
	2023	2022
Reclamation and Remediation	1,403	1,310
Accretion	79	93
	$1,482	$1,403

NOTE 8 – MINERAL PROPERTY LEASES

The Company leases certain assets, such as mineral property leases, that are an exception to applying lease accounting under ASC 842. These mineral property leases coincide with the currently projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Future minimum annual mineral property lease payments are $2,548 in 2024, $3,548 in 2025, $3,548 in 2026, $3,548 in 2027, and $3,548 in 2028 totaling $16,740.