Form 10-Q
period 2024-02-29
NOVAGOLD RESOURCES INC
filed 2024-04-03
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2024

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

As of March 27, 2024, the Company had 334,371,223 common shares, no par value, outstanding.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

●	our ability to achieve production at the Donlin Gold project;
●	dependence on cooperation of co-owner in exploration and development of the Donlin Gold project;
●	estimated capital costs, operating costs, production and economic returns;
●	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our resource and reserve estimates;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	assumptions that all necessary permits and governmental approvals will be obtained and retained, and the timing of such approvals;
●	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	our expectations regarding demand for equipment, skilled labor and services needed for the Donlin Gold project;
●	our activities will not be adversely disrupted or impeded by development, operating or regulatory risks; and
●	our expectations regarding the timing and outcome of the appeals to certain state and federal permits that have been issued to Donlin Gold.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;
●	risks related to co-owner whose cooperation is required for Donlin Gold project activities;
●	risks related to proceeding with a feasibility study for the Donlin Gold project without the participation of the co-owner;
●	our history of losses and expectation of future losses; our limited property portfolio;
●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty of estimates of capital costs, operating costs, production and economic returns;
●	commodity price fluctuations;
●	risks related to market events and general economic conditions;
●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations (“NGOs”) or civil society;
●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;
●	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;
●	risks related to title and other rights to the Donlin Gold project;

●	risks related to our largest shareholder;
●	risks related to conflicts of interests of some of the directors and officers of the Company;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	credit, liquidity, interest rate and currency risks;
●

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production; risks related to governmental regulation;

●	risks related to environmental laws and regulations;
●	risks related to our insurance;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of the Donlin Gold project, and related cost increases;
●	our need to attract and retain qualified management and technical personnel;
●	uncertainty as to the outcome of potential litigation;
●	risks related to the effects of global climate change on the Donlin Gold project;
●	risks related to information technology systems; and
●	risks related to the Company’s status as a “passive foreign investment company” in the United States.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in our Annual Report on Form 10-K for the year ended November 30, 2023 and this Quarterly Report on Form 10-Q under the heading “Risk Factors” and elsewhere.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	As of February 29, 2024	As of November 30, 2023
ASSETS
Cash and cash equivalents	$37,503	$45,749
Term deposits	80,000	80,000
Other assets (Note 6)	2,389	1,470
Current assets	119,892	127,219
Investment in Donlin Gold (Note 5)	3,733	3,071
Other assets (Note 6)	3,259	3,000
Total assets	$126,884	$133,290

Accounts payable and accrued liabilities	$568	$703
Accrued payroll and related benefits	920	2,799
Other liabilities (Note 8)	345	404
Current liabilities	1,833	3,906
Promissory note (Note 7)	140,345	136,748
Other liabilities (Note 8)	823	859
Total liabilities	143,001	141,513

Commitments and contingencies (Notes 7 and 8)

EQUITY (DEFICIT)
Common shares	1,988,221	1,986,938
Contributed surplus	89,747	88,621
Accumulated deficit	(2,069,629)	(2,059,311)
Accumulated other comprehensive loss	(24,456)	(24,471)
Total equity (deficit)	(16,117)	(8,223)
Total liabilities and equity (deficit)	$126,884	$133,290

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on April 3, 2024. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang	/s/ Anthony P. Walsh

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended
	February 29,	February 28,
	2024	2023
Operating expenses:
General and administrative (Note 10)	$6,259	$5,607
Equity loss – Donlin Gold (Note 5)	2,961	4,475
	9,220	10,082

Loss from operations	(9,220)	(10,082)
Interest expense on promissory note	(3,597)	(2,944)
Interest and dividend income	1,551	1,329
Other income (expense), net (Note 11)	1,048	896
Accretion of notes receivable	—	217
Loss before income taxes	(10,218)	(10,584)
Income tax expense	(100)	(75)
Net loss	(10,318)	(10,659)

Other comprehensive income (loss):
Foreign currency translation adjustments	15	(101)

Comprehensive loss	$(10,303)	$(10,760)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted (thousands)	334,366	333,948

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended
	February 29,	February 28,
	2024	2023
Operating activities:
Net loss	$(10,318)	$(10,659)
Adjustments:
Equity loss – Donlin Gold	2,961	4,475
Share-based compensation	2,409	2,161
Interest expense on promissory note	3,597	2,944
Gain on sale of mineral property	(743)	(556)
Change in fair value of marketable securities	(311)	(299)
Foreign exchange (gain) loss	6	(41)
Accretion of notes receivable	—	(217)
Other operating adjustments	16	25
Net change in operating assets and liabilities (Note 14)	(2,991)	(2,326)
Net cash used in operating activities	(5,374)	(4,493)

Investing activities:
Funding of Donlin Gold	(3,623)	(5,744)
Proceeds from sale of mineral property	743	556
Net cash provided by (used in) investing activities	(2,880)	(5,188)

Financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	8	(40)
Net change in cash and cash equivalents	(8,246)	(9,721)
Cash and cash equivalents at beginning of period	45,749	63,882
Cash and cash equivalents at end of period	$37,503	$54,161

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, US dollars and shares in thousands)

	Three months ended February 29, 2024
						Total
	Common shares		Contributed	Accumulated		equity
	Shares	Amount	surplus	deficit	AOCL*	(deficit)

November 30, 2023	334,247	$1,986,938	$88,621	$(2,059,311)	$(24,471)	$(8,223)
Share-based compensation	—	—	2,409	—	—	2,409
Stock options exercised	124	1,283	(1,283)	—	—	—
Net loss	—	—	—	(10,318)	—	(10,318)
Other comprehensive income	—	—	—	—	15	15
February 29, 2024	334,371	$1,988,221	$89,747	$(2,069,629)	$(24,456)	$(16,117)

	Three months ended February 28, 2023
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2022	333,753	$1,983,962	$82,866	$(2,012,508)	$(24,417)	$29,903
Share-based compensation	—	—	2,161	—	—	2,161
Stock options exercised	230	734	(734)	—	—	—
Net loss	—	—	—	(10,659)	—	(10,659)
Other comprehensive loss	—	—	—	—	(101)	(101)
February 28, 2023	333,983	$1,984,696	$84,293	$(2,023,167)	$(24,518)	$21,304

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

The Condensed Consolidated Interim Financial Statements (“interim statements”) of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2023. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (“US GAAP”) have been condensed or omitted.

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

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. The Company identified Donlin Gold as a Variable Interest Entity (“VIE”) as the entity is dependent on funding from its owners. All funding, ownership, voting rights, and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its equity investment in Donlin Gold.

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

No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of February 29, 2024.

Minas San Roque

On November 3, 2021, the Company sold its 49% interest in the Minas San Roque project in Argentina to Marifil S.A., a subsidiary of International Iconic Gold Mines Ltd. (“Iconic”) for cash proceeds of C$250 upon closing, a C$750 note receivable due on November 1, 2022, and a C$1,000 note receivable due on November 1, 2023. On closing, the Company determined the fair value of the notes was nil. Iconic completed the C$750 note repayment due on November 1, 2022 in December 2022, and the C$1,000 note repayment due on November 1, 2023 in January 2024.

NOTE 5 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold LLC (“Donlin Gold”), a limited liability company in which wholly-owned subsidiaries of NOVAGOLD and Barrick each own a 50% interest. Donlin Gold has a board of four representatives, with two representatives selected by Barrick and two representatives selected by the Company. All significant decisions related to the Donlin Gold project require the approval of at least a majority of the Donlin Gold board.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended
	February 29,	February 28,
	2024	2023
Balance – beginning of period	$3,071	$3,848
Share of losses
Mineral property expenditures	(2,812)	(4,324)
Depreciation	(140)	(139)
Accretion	(9)	(12)
	(2,961)	(4,475)
Funding	3,623	5,744
Balance – end of period	$3,733	$5,117

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold LLC. Donlin Gold LLC capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property for Donlin Gold LLC than that of the Company.

	As of February 29,	As of November 30,
	2024	2023
Current assets: Cash, prepaid expenses, and other receivables	$3,766	$3,410
Non-current assets: Right-of-use assets, property and equipment	1,323	1,456
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(1,221)	(1,669)
Non-current liabilities: Reclamation and lease obligations	(750)	(741)
Net assets	$35,733	$35,071

NOTE 6 – OTHER ASSETS

	As of February 29, 2024	As of November 30, 2023
Other current assets:
Accounts receivable	$132	$43
Interest receivable	1,220	99
Receivable from Donlin Gold	184	203
Prepaid expenses	853	1,125
	$2,389	$1,470

Other long-term assets:
Marketable equity securities	$2,413	$2,102
Right-of-use assets	710	757
Office equipment	136	141
	$3,259	$3,000

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $140,345, comprised of $51,576 in principal, and $88,769 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOTE 8 – OTHER LIABILITIES

	As of February 29, 2024	As of November 30, 2023
Other current liabilities:
Remediation liabilities	$163	$212
Lease obligations	182	192
	$345	$404

Other long-term liabilities:
Remediation liabilities	$250	$250
Lease obligations	573	609
	$823	$859

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair value of the Company’s other financial instruments approximates their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, notes receivable, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $2,413 as of February 29, 2024 ($2,102 as of November 30, 2023), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended
	February 29,	February 28,
	2024	2023
Share-based compensation (Note 12)	$2,409	$2,161
Salaries and benefits	2,086	1,745
Office expense	735	891
Corporate communications and regulatory	358	507
Professional fees	665	302
Depreciation	6	1
	$6,259	$5,607

NOTE 11 – OTHER INCOME (EXPENSE), NET

	Three months ended
	February 29,	February 28,
	2024	2023
Gain on sale of mineral property	$743	$556
Foreign exchange gain (loss)	(6)	41
Change in fair market value of marketable securities	311	299
	$1,048	$896

NOTE 12 – SHARE-BASED COMPENSATION

	Three months ended
	February 29,	February 28,
	2024	2023
Stock options	$1,322	$1,166
Performance share unit plan	1,027	941
Deferred share unit plan	60	54
	$2,409	$2,161

Stock options

A summary of stock options outstanding and activity during the three months ended February 29, 2024 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2023	7,606,200	$6.59
Granted	3,088,900	4.12
Exercised	(890,000)	3.67
Cancelled	—	—
February 29, 2024	9,805,100	$6.07	3.18	$—
Vested and exercisable as of February 29, 2024	4,532,950	$7.46	1.93	$—

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes other stock option-related information:

	Three months ended
	February 29,	February 28,
	2024	2023
Weighted-average assumptions used to value stock option awards:
Expected volatility	48.7%	48.5%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	4.29%	3.86%
Expected forfeiture rate	3.0%	2.8%
Weighted-average grant-date fair value	$1.76	$2.43
Intrinsic value of options exercised	$471	$1,177
Cash received from options exercised	$—	$—

As of February 29, 2024, the Company had $6,820 of unrecognized compensation cost related to 5,272,150 non-vested stock options expected to be recognized and vest over a period of approximately 2.75 years.

Performance share units

A summary of PSU awards outstanding and activity during the three months ended February 29, 2024 are as follows:

	Number of PSU awards	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2023	1,605,500	$6.89
Granted	886,800	4.20
Vested	—	—
Expired	(319,300)	9.92
February 29, 2024	2,173,000	$5.34	$449

As of February 29, 2024, the Company had $6,410 of unrecognized compensation cost related to 2,173,000 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.75 years.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $158 in the three months ended February 29, 2024 ($246 in the three months ended February 28, 2023). As of February 29, 2024, the Company has accounts receivable from Donlin Gold of $184 (November 30, 2023: $203) included in Other current assets.

NOTE 14 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended
	February 29,	February 28,
	2024	2023
Changes in operating assets and liabilities:
Other assets	$(925)	$(179)
Accounts payable and accrued liabilities	(137)	(250)
Accrued payroll and related benefits	(1,881)	(1,890)
Remediation	(48)	(7)
	$(2,991)	$(2,326)

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended
	February 29,	February 28,
	2024	2023
Interest and dividends received	$429	$585
Income taxes paid	$100	$75

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month periods ended February 29, 2024 and February 28, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2023, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR+ at www.sedarplus.ca. References herein to $ refer to United States dollars and C$ to Canadian dollars, in thousands, except for per share amounts.

Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold LLC (“Donlin Gold”), a limited liability company owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick.

Our corporate goals include continuing to advance the Donlin Gold project toward a construction decision; maintaining support for Donlin Gold among the project’s stakeholders; promoting a strong safety, sustainability, and environmental culture; maintaining a favorable reputation of NOVAGOLD; and preserving a healthy balance sheet. Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits and maintaining those received in good standing, completion of pre-feasibility and feasibility studies, preparation of engineering designs and the financing to fund these objectives.

Donlin Gold project

In the first quarter 2024, activities included completion of the scope of work for resource modelling by a third-party consultant for an updated resource model; the advancement of metallurgical test work with a pilot plant in Ontario, Canada, to confirm proposed optimizations to the flowsheet, expected to be completed in 2024; continued planning for regional infrastructure support to narrow the scope of work and identify a path forward; the incorporation of recent field data in geoscience hydrology to update the groundwater model and surface water model; continued data collection to update source characteristics for closure planning; progressed remaining permits through the regulatory process and supported the Federal and State agencies in maintaining the existing permits; and, through continued engagement, sustained and expanded project support in the Yukon-Kuskokwim (“Y-K”) region.

In collaboration with Calista Corporation (“Calista”) and The Kuskokwim Corporation (“TKC”), owners of the mineral and surface rights, an extensive amount of work, including drilling, trade-off studies, analysis on project assumptions, inputs, design components for optimization (mine engineering, metallurgy, hydrology, power, and infrastructure), advancement of permitting activities and continued support of pending litigation, environmental and social initiatives and sponsorships, including community and state-wide engagement have been completed over the past decade to inform the next steps in taking the project further up the value chain. The Donlin Gold LLC board approved a budget of $28,500 (100% basis) for 2024, comprising resource modelling, mine planning work, metallurgical test work (pilot plant), regional infrastructure support planning, geoscience hydrology and closure planning, advancement of the dam safety certificate applications, and continued support of pending litigation, government affairs, community engagement activities, and sponsorships. NOVAGOLD will continue to employ concerted and inclusive efforts to advance the Donlin Gold project for the benefit of all our shareholders and Donlin Gold stakeholders.

Our share of funding for the Donlin Gold project in the first quarter of 2024 was $3,623. In 2024, we continue to expect our share of Donlin Gold funding to be $14,250.

The Donlin Gold board must approve an updated feasibility study, construction program and construction budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold board’s approval of an updated feasibility study, construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project. Among other reasons, project delays could occur due to public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.

Stakeholder and government engagement

In collaboration with Calista and TKC, Donlin Gold  pursued its stakeholder and government engagement efforts in the Y-K region, Alaska and Washington, D.C. The project’s location on private lands specially selected for mineral development potential distinguishes the project from most other mining assets in Alaska and is pivotal in outreach efforts in the Y-K region. Donlin Gold’s commitment to meaningful tribal engagement throughout project development and permitting has been reinforced by decades of reliable and dependable engagement with stakeholder communities. Donlin Gold finalized another Shared Values Statement, bringing the total count to 16. This accomplishment further underscores dedication to continuous engagement with local communities, strengthening existing long-term relationships, and addressing specific community needs. In partnership with Calista and TKC, Donlin Gold held the first informational meeting for the Subsistence Communications Advisory Committee (“SCAC”) in Anchorage during the first quarter. All attendees, who hold varying perspectives on the Donlin Gold project, completed an application to join the SCAC. As part of the commitment between Donlin Gold, Calista and TKC, the SCAC was established to maintain a well-defined process for communications, dialogue, problem-solving, and seeking the views of the broader community regarding subsistence matters.

Environment, education, and social investments

NOVAGOLD is focused on education, community wellness, cultural preservation, and environmental stewardship. Donlin Gold supports these initiatives through fisheries studies and other environmental activities, subsistence and cultural preservation activities, and grants. A wide range of activities and projects were carried out in the first quarter with Calista and TKC:

Since mid-2023, NOVAGOLD and Donlin Gold have been increasingly focused on collaborating with our Alaska Native Corporation partners to monitor and assess the conditions and management of salmon fisheries in the Kuskokwim and Yukon River watersheds. In the first quarter, we continued our efforts with local tribes to identify specific potential project opportunities aimed at monitoring, evaluating, and enhancing the health of salmon populations. The projects to be supported will be finalized mid- 2024 with plans for implementation beginning in the spring/summer of 2024. All such projects will be done in collaboration and partnership with the people of the Y-K region.

Both NOVAGOLD and Donlin Gold are dedicated to advancing educational opportunities in Alaska and actively promoting learning through collaborative efforts, including the sponsorship of the Lower Kuskokwim School District’s annual college and career fair. Donlin Gold also maintains its dedication to supporting local community sports initiatives and youth groups, exemplified by its sponsorship of events such as the Donlin Gold Basketball Tournament held at Bethel Regional High School in Bethel, Alaska. Donlin Gold also provided an annual contribution to the Rural Alaska Honors Institute, a program through the University of Alaska Fairbanks which prepares Alaska Native high-school students for college life.

Donlin Gold proudly continues to fund and support The Kuskokwim 300, a premier mid-distance dog sled race covering a challenging 300-mile trail from Bethel to Aniak and back. Additionally, Donlin Gold sponsors mushers Isaac Underwood, Mike Williams Jr. and Pete Kaiser, the 2019 Iditarod sled dog race champion and 2021 Kuskokwim 300 winner, who hails from Bethel and is the first Yup’ik musher and fifth Alaska Native to win an Iditarod championship. Mr. Kaiser actively engages with youth in the community, focusing on discussions about suicide prevention, aligning with Donlin Gold's commitment to supporting vital community well-being initiatives. Other cultural preservation initiatives include supporting the Native Village of Kalskag’s annual Cauneq Camp as well as partnering with Carry the Cure to bring suicide prevention programs to Toksook Bay, Nightmute, Tununak, and Kasigluk.

Donlin Gold extended support to various search and rescue teams in the region, including the Chevak and Kipnuk Traditional Councils and Bethel Search and Rescue. Financial assistance was provided to Camp Fire Alaska, an organization dedicated to offering summer camps and programs to rural communities across Alaska, with various activities, music, sports, science, field trips, and ample outdoor recreation opportunities. In February 2024, Donlin Gold continued its sponsorship commitments with local radio stations in Alaska, who play a crucial role in delivering weather updates and safety messages to interior communities where internet connectivity is limited. Furthermore, Donlin Gold continued its sponsorship and active involvement in the Alaska Safe Riders initiative, which focuses on promoting safety for snowmachines, all-terrain vehicles, and recreational off-road vehicles.

Meaningful collaboration was fostered with the Native Village of Napaimute, extending financial support to bolster cultural wellness programs and maintain the Kuskokwim River Ice Road, critical winter infrastructure that provides for the safe transport of residents to sport and cultural events and economic activity on the Kuskokwim River communities.

Permitting

The Alaska Pollutant Discharge Elimination System permit, which originally expired in 2023, and the Waste Management Permit, which originally was to expire in January 2024, are administratively extended pending renewal by the Alaska Department of Environmental Conservation (“ADEC”). The Reclamation Plan approval, which was also to expire in January 2024, is administratively extended to January 2025. Donlin Gold is currently working on the preliminary design packages for its Dam Safety Certification applications which are expected to be submitted to the Alaska Department of Natural Resources (“ADNR”) in 2024 after review by an Independent Technical Review Board.

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

Litigation

On June 28, 2021, Earthjustice representing Orutsararmiut Native Council (“ONC”) filed an appeal of the ADEC Commissioner’s decision upholding the ADEC’s Clean Water Act Section 401 water quality certification in Alaska Superior Court. In December 2021, at the request of the State of Alaska and Donlin Gold, the Superior Court suspended the case and remanded it to ADEC to allow for consideration of additional technical materials on mercury and temperature. After an administrative process, the Commissioner reaffirmed ADEC’s issuance of the 401 Certification on August 18, 2023. The suspension of the previously filed Alaska Superior Court case was then lifted and Earthjustice filed its opening brief on January 5, 2024. The State of Alaska and Donlin Gold are scheduled to file their response briefs before April 15, 2024.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three Y-K villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. On April 12, 2023, the Alaska Superior Court affirmed ADNR’s issuance of the ROW lease in the Earthjustice case. Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. Briefing on the appeal was completed in February 2024 and Earthjustice has requested oral argument, which has not been scheduled.

On May 25, 2022, Earthjustice, representing ONC and five Y-K villages, filed an appeal of ADNR’s issuance of certain water rights permits to Donlin Gold in Alaska Superior Court. After briefing and oral argument, on September 1, 2023, the Alaska Superior Court affirmed ADNR’s decision on Donlin Gold’s water rights permits. On October 2, 2023, Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. Earthjustice’s opening brief was submitted to the Alaska Supreme Court on January 4, 2024. Response briefs from the State of Alaska and Donlin Gold are scheduled to be filed before April 15, 2024.

On April 6, 2023, Earthjustice representing ONC and six Y-K villages filed suit against the U.S. government in Anchorage Federal District Court asking the Court to invalidate the Donlin Gold Joint Record of Decision, which included the Corps’ issuance of the 404 permit and the Department of Interior, Bureau of Land Management’s issuance of the ROW lease for the portions of the pipeline on Federal lands. The U.S. Department of Justice (“DOJ”) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold, and Calista have been granted intervenor status in this case. Earthjustice filed its opening brief on February 16, 2024. Response briefs from the federal agencies, the State of Alaska, Donlin Gold, and Calista are scheduled to be filed in April 2024.

Despite multiple challenges, all appeals against Donlin Gold permits have been unsuccessful to date, underscoring our ongoing confidence in the permitting process. We recognize the importance of preparedness and organization in these matters. With the unwavering support of Donlin Gold and its owners, we will continue to back the state and federal agencies in defending their thorough and diligent permitting processes.

We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

Consolidated Financial Results

Net loss decreased in the first quarter of 2024 by $341 from in 2023, primarily due to lower costs at Donlin Gold and increased interest income, partially offset by an increase in interest expense on the promissory note and higher general and administrative costs. In the prior year quarter, Donlin Gold costs included geotechnical drilling for the Alaska Dam Safety Certificates. General and administrative costs increased primarily due to corporate staff additions, including the hiring of a new General Counsel.

Liquidity and Capital Resources

Liquidity overview

At present, the Company believes it has sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs for at least the next three years at current spending levels. Additional capital may be required to complete an updated Donlin Gold feasibility study. Considerable additional capital will be required once a decision to commence engineering and construction is reached by the Donlin Gold board for the Donlin Gold project. Future financing to fund construction is anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our anticipated expenditures in fiscal year 2024 are approximately $31,200, including $14,250 to fund the Donlin Gold project, and $16,950 for corporate general and administrative costs.

Our financial position includes the following as of February 29, 2024:

●	Cash and cash equivalents of $37,503, primarily held at three large Canadian domestic chartered banks with high credit ratings.
●	Term deposits of $80,000 denominated in U.S. dollars and held at two large Canadian domestic chartered banks with high credit ratings and having maturities of less than one year.
●

Promissory note payable to Barrick of $140,345 including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

In the first quarter of 2024 cash and cash equivalents decreased by $8,246, primarily to fund our share of Donlin Gold and for corporate administrative expenses. The decrease in cash used in the first quarter of 2024 compared to 2023 was due to lower funding requirements for Donlin Gold, partially offset by the timing of term deposit interest income receipt and higher general and administrative costs.

Outstanding share data

As of March 27, 2024, the Company had 334,371,223 common shares issued and outstanding. Also, as of March 27, 2024, the Company had: i) a total of 9,805,100 stock options outstanding; 8,460,300 with a weighted-average exercise price of $6.13 and the remaining 1,344,800 of those stock options with a weighted-average exercise price of C$7.73; and ii) 2,173,000 PSUs and 325,849 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 13,299,599 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of February 29, 2024, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.4 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 29, 2024. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2023, as filed with the SEC on January 24, 2024. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2023, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5.	Other Information.

None.

10b5-1 Trading Plans

During the first quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 3, 2024	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Ottewell
David A. Ottewell
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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