Form 10-Q
period 2024-05-31
NOVAGOLD RESOURCES INC
filed 2024-06-26
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2024

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

As of June 18, 2024, the Company had 334,430,713 Common Shares, no par value, outstanding.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;

●	risks related to co-owner whose cooperation is required for Donlin Gold project activities;

●	risks related to proceeding with a feasibility study for the Donlin Gold project without the participation of co-owner;

●	our history of losses and expectation of future losses; our limited property portfolio;

●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;

●	uncertainty of estimates of capital costs, operating costs, production and economic returns;

●	commodity price fluctuations;

●	risks related to market events and general economic conditions;

●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations (NGOs) or civil society;

●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;

●	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;

●	risks related to title and other rights to the Donlin Gold project;

●	risks related to our largest shareholder, the Electrum Group;

●	risks related to conflicts of interests of some of the directors and officers of the Company;

●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

●	credit, liquidity, interest rate and currency risks;

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited, US dollars in thousands)

	As of May 31, 2024	As of November 30, 2023
ASSETS
Cash and cash equivalents	$52,568	$45,749
Term deposits	60,000	80,000
Other assets (Note 5)	1,377	1,470
Current assets	113,945	127,219
Investment in Donlin Gold (Note 4)	3,454	3,071
Other assets (Note 5)	4,178	3,000
Total assets	$121,577	$133,290

LIABILITIES
Accounts payable and accrued liabilities	$1,277	$703
Accrued payroll and related benefits	1,718	2,799
Other liabilities (Note 7)	896	404
Current liabilities	3,891	3,906
Promissory note (Note 6)	144,047	136,748
Other liabilities (Note 7)	1,111	859
Total liabilities	149,049	141,513

Commitments and contingencies (Notes 6 and 7)

EQUITY (DEFICIT)
Common shares	1,988,472	1,986,938
Contributed surplus	91,874	88,621
Accumulated deficit	(2,083,329)	(2,059,311)
Accumulated other comprehensive loss	(24,489)	(24,471)
Total equity (deficit)	(27,472)	(8,223)
Total liabilities and equity (deficit)	$121,577	$133,290

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 24, 2024. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Hume Kyle, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Operating expenses:
General and administrative (Note 9)	$7,603	$5,535	$13,862	$11,142
Equity loss – Donlin Gold (Note 4)	3,990	7,543	6,951	12,018
	11,593	13,078	20,813	23,160

Loss from operations	(11,593)	(13,078)	(20,813)	(23,160)
Interest expense on promissory note	(3,702)	(3,212)	(7,299)	(6,156)
Interest and dividend income	1,520	1,350	3,071	2,679
Other income (expense), net (Note 10)	674	74	1,722	970
Accretion of note receivable	—	217	—	434
Loss before income taxes	(13,101)	(14,649)	(23,319)	(25,233)
Income tax expense	(599)	—	(699)	(75)
Net loss	(13,700)	(14,649)	(24,018)	(25,308)

Other comprehensive income (loss):
Foreign currency translation adjustments	(33)	10	(18)	(91)

Comprehensive loss	$(13,733)	$(14,639)	$(24,036)	$(25,399)

Net loss per common share – basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.08)

Weighted average shares outstanding
Basic and diluted (thousands)	334,380	334,010	334,373	333,979

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Operating activities:
Net loss	$(13,700)	$(14,649)	$(24,018)	$(25,308)
Adjustments:
Equity loss – Donlin Gold	3,990	7,543	6,951	12,018
Share-based compensation	2,395	2,140	4,804	4,301
Interest expense on promissory note	3,702	3,212	7,299	6,156
Gain on sale of mineral property	—	—	(743)	(556)
Change in fair value of marketable securities	(660)	(79)	(971)	(378)
Foreign exchange (gain) loss	(14)	5	(8)	(36)
Accretion of note receivable	—	(217)	—	(434)
Other operating adjustments	14	14	30	39
Net change in operating assets and liabilities (Note 13)	3,077	1,862	86	(464)
Net cash used in operating activities	(1,196)	(169)	(6,570)	(4,662)

Investing activities:
Proceeds from term deposits	80,000	62,000	80,000	62,000
Purchases of term deposits	(60,000)	(62,000)	(60,000)	(62,000)
Funding of Donlin Gold	(3,711)	(7,028)	(7,334)	(12,772)
Proceeds from sale of mineral property	—	—	743	556
Acquisition of property and equipment	—	(14)	—	(14)
Net cash provided from (used in) investing activities	16,289	(7,042)	13,409	(12,230)

Financing activities:
Withholding tax on share-based compensation	(17)	—	(17)	—
Net cash used in financing activities	(17)	—	(17)	—

Effect of exchange rate changes on cash and cash equivalents	(11)	4	(3)	(36)
Increase (decrease) in cash and cash equivalents	15,065	(7,207)	6,819	(16,928)
Cash and cash equivalents at beginning of period	37,503	54,161	45,749	63,882
Cash and cash equivalents at end of period	$52,568	$46,954	$52,568	$46,954

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)

(Unaudited, US dollars and shares in thousands)

	Six months ended May 31, 2024
						Total
	Common shares		Contributed	Accumulated		equity
	Shares	Amount	surplus	deficit	AOCL*	(deficit)

November 30, 2023	334,247	$1,986,938	$88,621	$(2,059,311)	$(24,471)	$(8,223)
Share-based compensation	—	—	2,409	—	—	2,409
Stock options exercised	124	1,283	(1,283)	—	—	—
Net loss	—	—	—	(10,318)	—	(10,318)
Other comprehensive income	—	—	—	—	15	15
February 29, 2024	334,371	$1,988,221	$89,747	$(2,069,629)	$(24,456)	$(16,117)
Share-based compensation	—	—	2,395	—	—	2,395
Performance share units (PSUs) settled in shares	13	27	(27)	—	—	—
Deferred share units settled in shares	47	224	(224)	—	—	—
Withholding tax on PSUs	—	—	(17)	—	—	(17)
Net loss	—	—	—	(13,700)	—	(13,700)
Other comprehensive loss	—	—	—	—	(33)	(33)
May 31, 2024	334,431	$1,988,472	$91,874	$(2,083,329)	$(24,489)	$(27,472)

	Six months ended May 31, 2023
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2022	333,753	$1,983,962	$82,866	$(2,012,508)	$(24,417)	$29,903
Share-based compensation	—	—	2,161	—	—	2,161
Stock options exercised	230	734	(734)	—	—	—
Net loss	—	—	—	(10,659)	—	(10,659)
Other comprehensive loss	—	—	—	—	(101)	(101)
February 28, 2023	333,983	$1,984,696	$84,293	$(2,023,167)	$(24,518)	$21,304
Share-based compensation	—	—	2,140	—	—	2,140
Stock options exercised	115	687	(687)	—	—	—
Net loss	—	—	—	(14,649)	—	(14,649)
Other comprehensive income	—	—	—	—	10	10
May 31, 2023	334,098	$1,985,383	$85,746	$(2,037,816)	$(24,508)	$8,805

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

Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules

SEC Final Climate Rule

In March 2024, the SEC issued a final rule that requires registrants to disclose climate-related information in their annual reports and in registration statements. In April 2024, the SEC chose to stay the newly adopted rulemaking pending judicial review of related consolidated Eighth Circuit petitions. If the stay is lifted, certain disclosures may be required in annual reports for the year ending November 30, 2026, filed in 2027. The Company is currently evaluating the impact of the rules on its consolidated financial statements.

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer considers the business from a geographic perspective considering the performance of our investment in the Donlin Gold project in Alaska, USA (Note 4).

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Balance – beginning of period	$3,733	$5,117	$3,071	$3,848
Share of losses:
Mineral property expenditures	(3,840)	(7,391)	(6,652)	(11,715)
Depreciation	(140)	(144)	(280)	(283)
Accretion	(10)	(8)	(19)	(20)
	(3,990)	(7,543)	(6,951)	(12,018)
Funding	3,711	7,028	7,334	12,772
Balance – end of period	$3,454	$4,602	$3,454	$4,602

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

	As of May 31,	As of November 30,
	2024	2023
Current assets: Cash, prepaid expenses and other receivables	$4,288	$3,410
Non-current assets: Right-of-use assets, property and equipment	1,183	1,456
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(1,872)	(1,669)
Non-current liabilities: Reclamation and lease obligations	(760)	(741)
Net assets	$35,454	$35,071

NOTE 5 – OTHER ASSETS

	As of May 31, 2024	As of November 30, 2023
Other current assets:
Accounts receivable	$36	$43
Interest receivable	90	99
Receivable from Donlin Gold	420	203
Prepaid expenses	831	1,125
	$1,377	$1,470

Other long-term assets:
Marketable equity securities	$3,058	$2,102
Right-of-use assets	990	757
Office equipment	130	141
	$4,178	$3,000

NOTE 6 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $144,047, comprised of $51,576 in principal, and $92,471 in accrued interest at U.S. prime plus 2%. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 7 – OTHER LIABILITIES

	As of May 31, 2024	As of November 30, 2023
Other current liabilities:
Remediation liabilities	$135	$212
Lease obligations	167	192
Income taxes payable	594	—
	$896	$404

Other long-term liabilities:
Remediation liabilities	$250	$250
Lease obligations	861	609
	$1,111	$859

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, interest receivable, receivable from Donlin Gold, marketable equity securities, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair value of the Company’s other financial instruments approximates their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, interest receivable, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $3,058 as of May 31, 2024 ($2,102 as of November 30, 2023), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Share-based compensation (Note 11)	$2,395	$2,140	$4,804	$4,301
Salaries and benefits	2,045	1,713	4,131	3,458
Professional fees	1,853	354	2,518	861
Office expense	851	814	1,586	1,705
Corporate communications and regulatory	454	512	812	814
Depreciation	5	2	11	3
	$7,603	$5,535	$13,862	$11,142

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 10 – OTHER INCOME (EXPENSE), NET

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Change in fair market value of marketable securities	$660	$79	$971	$378
Gain on sale of mineral property	—	—	743	556
Foreign exchange gain (loss)	14	(5)	8	36
	$674	$74	$1,722	$970

NOTE 11 – SHARE-BASED COMPENSATION

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Stock options	$1,326	$1,096	$2,648	$2,262
Performance share unit plan	995	990	2,022	1,931
Deferred share unit plan	74	54	134	108
	$2,395	$2,140	$4,804	$4,301

Stock options

A summary of stock options outstanding and activity during the six months ended May 31, 2024 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2023	7,606,200	$6.59
Granted	3,088,900	4.12
Exercised	(890,000)	3.67
Cancelled	(179,300)	4.88
May 31, 2024	9,625,800	$6.09	2.91	$192
Vested and exercisable as of May 31, 2024	4,666,300	$7.40	1.73	$—

The following table summarizes other stock option-related information:

	Six months ended May 31,
	2024	2023
Weighted-average assumptions used to value stock option awards:
Expected volatility	48.7%	48.4%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	4.29%	3.85%
Expected forfeiture rate	3.0%	2.8%
Weighted-average grant-date fair value	$1.76	$2.40
Intrinsic value of options exercised	$471	$1,989
Cash received from options exercised	$—	$—

NOVAGOLD RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

As of May 31, 2024, the Company had $5,233 of unrecognized compensation cost related to 4,959,500 non-vested stock options expected to be recognized and vest over a period of approximately 2.5 years.

Performance share units

A summary of PSU awards outstanding and activity during the six months ended May 31, 2024 are as follows:

	Number of PSU awards	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2023	1,605,500	$6.89
Granted	886,800	4.20
Vested	(18,600)	5.31
Expired	(319,300)	9.92
May 31, 2024	2,154,400	$5.34	$3,084

As of May 31, 2024, the Company had $5,266 of unrecognized compensation cost related to 2,154,400 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.5 years.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $260 and $418 in the three and six months ended May 31, 2024, respectively ($264 and $598 in the three and six months ended May 31, 2023, respectively). As of May 31, 2024, the Company has accounts receivable from Donlin Gold of $420 (November 30, 2023: $203) included in Other current assets .

NOTE 13 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Changes in operating assets and liabilities:
Other assets	$989	$1,033	$64	$854
Accounts payable and accrued liabilities	718	96	581	(154)
Accrued payroll and related benefits	800	735	(1,081)	(1,155)
Income taxes payable	598	—	598	—
Remediation	(28)	(2)	(76)	(9)
	$3,077	$1,862	$86	$(464)

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Interest and dividends received	$2,650	$2,091	$3,080	$2,676
Income taxes paid	$—	$—	$100	$75

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and six-month periods ended May 31, 2024 and May 31, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2023, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR+ at www.sedarplus.ca. References herein to $ refer to United States dollars and C$ to Canadian dollars, in thousands, except for per share amounts.

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

Donlin Gold project

In the second quarter 2024, key activities included ongoing resource modelling by a third-party consultant to further enhance and update the resource model; metallurgical test work with a pilot plant in Ontario, Canada, to confirm proposed optimizations to the flowsheet, which are expected to be completed later in 2024; updating of the groundwater and surface water models by incorporating recent Donlin Gold field data from geoscience hydrology, while continually collecting data to update source characteristics for closure planning; and further progression of regional support infrastructure planning to narrow the scope of work and advance regional energy opportunities.

In addition, significant outreach endeavors were conducted in Alaska, particularly in the Yukon-Kuskokwim (“Y-K”) region, and in Washington D.C. These efforts aimed to support community engagement and permitting initiatives to reinforce the project’s social license.

Since NOVAGOLD’s restructuring in 2012, the primary objective has been to advance the development of Donlin Gold. The next logical and critical step is to update the feasibility study with the aim of positioning Donlin Gold favorably for a construction decision when market conditions are right.

Our share of funding for the Donlin Gold project in the first six months of 2024 was $7,334. In 2024, we continue to expect our share of Donlin Gold funding to be $14,250, for project planning and fieldwork, external affairs, permitting, environmental, land, and legal activities.

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

Stakeholder and government engagement

Supported by decades of consistent community outreach with our partners in the project’s region, NOVAGOLD is committed to meaningful engagement throughout Alaska. The project, situated on private land designated by law for mining activities under the Alaska Native Claims Settlement Act of 1971 ("ANCSA"), enjoys strong Native Corporation participation and ownership, which facilitates comprehensive local stakeholder outreach, as well as government engagement efforts in Alaska and Washington, D.C.

During the second quarter, an additional Shared Values Statement was finalized with a Y-K region community by Donlin Gold, increasing the total to 17. This emphasizes our long-standing dedication to sustained engagement with local communities. These documents formalize our current engagement with key local communities, builds upon established long-term relationships, and addresses tangible issues such as water, sewer, and solid waste projects; the ice road linking remote villages in the Y-K region; studies on salmon and other aquatic life; and initiatives including suicide prevention advocacy and public safety.

Donlin Gold, Calista, and TKC conducted their third Subsistence Community Advisory Committee meeting which took place in Aniak. This committee reflects the ongoing commitment to establish a structured process for communication, dialogue, problem-solving, and gathering input from the broader community on subsistence matters. In addition, together with Calista, Donlin Gold participated in a three-day Alaska Native Village Conference Association conference in Anchorage. The Donlin Gold presentation focused on revenue sharing among Native Corporations in Alaska and addressed inquiries regarding statewide funding and rural opportunities.

Moreover, Donlin Gold traveled with the Crooked Creek Traditional Council to Washington, D.C. voicing their support of the Donlin Gold project directly to the DOJ and Alaska Congressional Delegation. In April, U.S. Senators Lisa Murkowski and Dan Sullivan, and U.S. Representative Mary Peltola submitted a joint amicus brief in Federal Court citing the Donlin Gold project as one of the State’s “most important and necessary economic development projects” in “one of the most impoverished regions in Alaska.” These efforts, combined with the bipartisan outreach campaign and support from the U.S. Department of Justice (DOJ), along with the receipt of the Federal Record of Decision and 404 permit that was issued by the U.S. Army Corps of Engineers and Bureau of Land Management in 2018, help further solidify the importance of engagement and preparedness throughout the rigorous permitting process.

Environment, education, and social investments

NOVAGOLD prioritizes community and social responsibility, ensuring shared values are upheld at both the Donlin Gold project site and within the communities of the Y-K region. Through initiatives focused on education, community wellness, cultural preservation, and environmental stewardship, Donlin Gold supports a broad range of activities, grants, and projects.

From an environmental standpoint, the conditions and management of salmon fisheries in the Kuskokwim and Yukon River watersheds have been monitored and assessed since 2023. Our focus with local tribes in the second quarter centered on identifying specific project opportunities to enhance salmon population health. This involved collaborating closely with our Alaska Native Corporation partners to plan and initiate a juvenile salmon monitoring project in the George River, a major tributary to the Kuskokwim River.

Donlin Gold proudly continues to support the annual 'Clean-Up Green-Up' program, aimed at collecting and disposing of winter trash from the tundra, roads, public areas, and beaches in the Y-K region. This initiative assists 47 communities throughout the region. Additionally, Donlin Gold continued support of the Iditarod Sled Dog Race, a renowned event held annually in March.

NOVAGOLD is dedicated to advancing educational opportunities in Alaska, actively promoting learning through collaborative efforts, serving as a key component of Donlin Gold’s community engagement initiatives. In March, Donlin Gold continued its collaboration with the Alaska School Activities Association, participating in their March Madness Alaska basketball tournament, one of the state’s largest high school championship events. Donlin Gold also sponsored the Lower Kuskokwim School District’s annual college and career fair. Furthermore, Donlin Gold provided financial assistance to Carry the Cure’s 15th annual Iditarod suicide prevention event in March. This gathering, held in local Y-K villages including Tunuak, Toksook Bay, Nightmute, and Kasigluk, underscores Donlin Gold’s commitment to addressing the high suicide rates prevailing among teens in Western Alaska by providing crucial messaging and support.

Permitting

Donlin Gold works closely with Calista and TKC, to support Federal and State agencies in defending the project’s permits from appeals. All Donlin Gold permits appeals have been unsuccessful to date, highlighting the importance of thorough permitting processes. Permitting in the United States and Alaska constitutes a rigorous endeavor, requiring years of dedicated efforts to ensure diligence, transparency, and inclusivity in engaging all stakeholders, including those from the Y-K region.

At this time, work on the Dam Safety Certification continues to progress. Donlin Gold, Calista and TKC met with the Independent Technical Review Board in May to discuss the preliminary design packages, which were submitted to the Alaska Department of Natural Resources (ADNR) on June 17, 2024.

Litigation

On June 28, 2021, Earthjustice representing Orutsararmiut Native Council (ONC) filed an appeal of the Alaska Department of Environmental Conservation (“ADEC”) Commissioner’s decision upholding the ADEC’s Clean Water Act Section 401 water quality certification in Alaska Superior Court. In December 2021, at the request of the State of Alaska and Donlin Gold, the Superior Court suspended the case and remanded it to ADEC to allow for consideration of additional technical materials on mercury and temperature. After an administrative process, the Commissioner reaffirmed ADEC’s issuance of the 401 Certification on August 18, 2023. The suspension of the previously filed Alaska Superior Court case was then lifted and Earthjustice filed its opening brief with the Alaska Superior Court in January 2024. Briefing is complete and oral argument has been scheduled for August 30, 2024.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three Y-K villages, filed an appeal of the State pipeline right-of-way (ROW) authorization in Alaska Superior Court. On April 12, 2023, the Alaska Superior Court affirmed ADNR’s issuance of the ROW lease in the Earthjustice case. Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. Briefing on the appeal is complete and oral argument has been scheduled for July 31, 2024.

On May 25, 2022, Earthjustice, representing ONC and five Y-K villages, filed an appeal of ADNR’s issuance of certain water rights permits to Donlin Gold in Alaska Superior Court. After briefing and oral argument, on September 1, 2023, the Alaska Superior Court affirmed ADNR’s decision on Donlin Gold’s water rights permits. On October 2, 2023, Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. Earthjustice’s opening brief was submitted to the Alaska Supreme Court on January 4, 2024. Response briefs from the State of Alaska and Donlin Gold were completed in April 2024, and Earthjustice subsequently filed their reply brief in May 2024. Oral arguments are expected later this year.

On April 5, 2023, Earthjustice representing ONC and six Y-K villages filed suit against the U.S. government in Anchorage Federal District Court asking the Court to invalidate the Donlin Gold Joint Record of Decision (JROD), which included the U.S. Army Corps’ of Engineers’ issuance of the 404 permit and the Department of Interior, Bureau of Land Management’s issuance of the ROW lease for the portions of the pipeline on Federal lands. DOJ is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold, and Calista were granted intervenor status in this case. Earthjustice filed its opening brief on February 15, 2024. The DOJ filed their brief supporting the issuance of the JROD and the sufficiency of the environmental analysis in the Final Environmental Impact Statement on April 2, 2024. Donlin Gold, Calista, and the State of Alaska filed their intervenors’ briefs on April 16, 2024. Amicus briefs supporting the project were filed by the village of Crooked Creek and the Alaska Congressional delegation. Oral arguments were held on June 24, 2024. A decision is anticipated by early 2025.

With a comprehensive understanding of the project’s permitting and regulatory procedures, Donlin Gold, alongside Calista and TKC, remains committed to supporting Federal and State agencies in defending the permits and securing the remaining state-level permits and certificates crucial for the project's advancement.

Consolidated Financial Results

In the second quarter and the first six months of 2024, Net loss decreased by $949 and $1,290, respectively, from the comparable prior year periods. The decreases were primarily due to lower field expenses at Donlin Gold, increased interest income on cash and term deposits, and increases in the fair value of marketable securities, partially offset by higher general and administrative costs and an increase in interest expense on the promissory note. Donlin Gold expenses were lower with reduced site activity in 2024, compared to fieldwork and geotechnical drilling for the Alaska Dam Safety certificates and hydrological drilling to support mine planning and design in 2023. General and administrative expenses increased primarily due to higher employee compensation and professional fees. Share-based compensation, salaries and benefits increased primarily due to promotions and hiring of additional staff. Professional fees increased due to consulting fees primarily related to our evaluation of options to advance the Donlin Gold project. Income tax expense is a result of passive income taxable in Canada on a portion of interest income earned by U.S. subsidiaries, and for withholding taxes on the sale of the San Roque project in Argentina.

Liquidity and Capital Resources

Liquidity overview

At present, the Company believes it has sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs for at least the next three years at current spending levels. Additional capital may be required to complete an updated Donlin Gold feasibility study. Considerable additional capital will be required once a decision to commence engineering and construction is reached by Donlin Gold LLC. Future financing to fund construction is anticipated through debt, equity, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see our Annual Report on Form 10-K for the year ended November 30, 2023, section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our anticipated expenditures in fiscal year 2024 are approximately $31,200, including $14,250 to fund the Donlin Gold project, and $16,950 for general and administrative costs.

Our financial position includes the following as of May 31, 2024:

●	Cash and cash equivalents of $52,568, primarily held at three large Canadian domestic chartered banks with high credit ratings.

●	Term deposits of $60,000 denominated in U.S. dollars and held at two large Canadian domestic chartered banks with high credit ratings and maturities of less than one year.

●

Promissory note payable to Barrick of $144,047 including accrued interest at U.S. prime plus 2%. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

In the second quarter and first six months of 2024, cash equivalents increased by $15,065 and $6,819, respectively, primarily due to $20,000 in net proceeds from term deposits and higher interest income, partially offset by Donlin Gold funding and corporate general and administrative costs. The increase in cash used in operating activities in the second quarter and first six months of 2024 from the comparable prior year periods was primarily due to increased corporate general and administrative costs. Funding requirements for Donlin Gold were substantially lower in the second quarter and first six months of 2024 than in the comparable prior year periods.

Outstanding share data

As of June 18, 2024, the Company had 334,430,713 common shares issued and outstanding. Also, as of June 18, 2024, the Company had: i) a total of 9,625,800 stock options outstanding; 8,428,000 with a weighted-average exercise price of $6.14 and the remaining 1,197,800 of those stock options with a weighted-average exercise price of C$7.87; and ii) 2,154,400 PSUs and 298,384 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 13,064,934 common shares.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks, which the Company does not consider to be material at this time.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, and term deposit investments. All term deposits are held with Canadian chartered banks with high investment-grade ratings and have maturities of one year or less.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of May 31, 2024, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.44 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2024. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: June 26, 2024	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer
(principal executive officer)

By:	/s/ David A. Ottewell
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