Form 10-Q
period 2024-08-31
NOVAGOLD RESOURCES INC
filed 2024-10-02
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2024

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

As of September 25, 2024, the Company had 334,567,187 Common Shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, anticipated timing of updated reports and/or studies, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, anticipated timing of certain judicial and/or administrative decisions, continued support of the State and Federal permitting process, sufficiency of working capital, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold project, permitting and the timing thereof, market prices for precious metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited, US dollars in thousands)

	As of August 31, 2024	As of November 30, 2023
ASSETS
Cash and cash equivalents	$45,572	$45,749
Term deposits	60,000	80,000
Other assets (Note 5)	1,536	1,470
Current assets	107,108	127,219
Investment in Donlin Gold (Note 4)	3,504	3,071
Other assets (Note 5)	4,119	3,000
Total assets	$114,731	$133,290

LIABILITIES
Accounts payable and accrued liabilities	$964	$703
Accrued payroll and related benefits	2,059	2,799
Other liabilities (Note 7)	568	404
Current liabilities	3,591	3,906
Promissory note (Note 6)	147,880	136,748
Other liabilities (Note 7)	1,069	859
Total liabilities	152,540	141,513

Commitments and contingencies (Notes 6 and 7)

EQUITY (DEFICIT)
Common shares	1,989,245	1,986,938
Contributed surplus	91,459	88,621
Accumulated deficit	(2,094,072)	(2,059,311)
Accumulated other comprehensive loss	(24,441)	(24,471)
Total equity (deficit)	(37,809)	(8,223)
Total liabilities and equity (deficit)	$114,731	$133,290

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 2, 2024. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang, Director	/s/ Hume Kyle, Director

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2024	2023	2024	2023
Operating expenses:
General and administrative (Note 9)	$5,120	$5,243	$18,982	$16,385
Equity loss – Donlin Gold (Note 4)	2,814	3,978	9,765	15,996
	7,934	9,221	28,747	32,381

Loss from operations	(7,934)	(9,221)	(28,747)	(32,381)
Interest expense on promissory note	(3,833)	(3,433)	(11,132)	(9,589)
Interest and dividend income	1,194	1,501	4,265	4,180
Other income (expense), net (Note 10)	(14)	(66)	1,708	904
Accretion of note receivable	—	145	—	579
Loss before income taxes	(10,587)	(11,074)	(33,906)	(36,307)
Income tax expense	(156)	—	(855)	(75)
Net loss	(10,743)	(11,074)	(34,761)	(36,382)

Other comprehensive income (loss):
Foreign currency translation adjustments	48	85	30	(6)

Comprehensive loss	$(10,695)	$(10,989)	$(34,731)	$(36,388)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.11)	$(0.11)

Weighted average shares outstanding
Basic and diluted (thousands)	334,520	334,158	334,422	334,022

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2024	2023	2024	2023
Operating activities:
Net loss	$(10,743)	$(11,074)	$(34,761)	$(36,382)
Adjustments:
Equity loss – Donlin Gold	2,814	3,978	9,765	15,996
Share-based compensation	515	2,225	5,319	6,526
Interest expense on promissory note	3,833	3,433	11,132	9,589
Gain on sale of mineral property	—	—	(743)	(556)
Change in fair value of marketable investments	(7)	45	(978)	(333)
Foreign exchange (gain) loss	21	21	13	(15)
Accretion of note receivable	—	(145)	—	(579)
Other operating adjustments	2	4	32	43
Net change in working capital (Note 13)	(474)	210	(388)	(254)
Net cash used in operating activities	(4,039)	(1,303)	(10,609)	(5,965)

Investing activities:
Proceeds from term deposits	—	—	80,000	62,000
Purchases of term deposits	—	(24,000)	(60,000)	(86,000)
Proceeds from note receivable	—	25,000	—	25,000
Funding of Donlin Gold	(2,864)	(2,475)	(10,198)	(15,247)
Proceeds from sale of mineral property	—	—	743	556
Acquisition of property and equipment	—	(133)	—	(147)
Sale of marketable equity investments	59	—	59	—
Net cash provided from (used in) investing activities	(2,805)	(1,608)	10,604	(13,838)

Financing activities:
Withholding tax on share-based compensation	(157)	—	(174)	—
Net cash used in financing activities	(157)	—	(174)	—

Effect of exchange rate changes on cash and cash equivalents	5	36	2	—
Increase (decrease) in cash and cash equivalents	(6,996)	(2,875)	(177)	(19,803)
Cash and cash equivalents at beginning of period	52,568	46,954	45,749	63,882
Cash and cash equivalents at end of period	$45,572	$44,079	$45,572	$44,079

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)

(Unaudited, US dollars and shares in thousands)

	Nine months ended August 31, 2024
						Total
	Common shares		Contributed	Accumulated		equity
	Shares	Amount	surplus	deficit	AOCL*	(deficit)

November 30, 2023	334,247	$1,986,938	$88,621	$(2,059,311)	$(24,471)	$(8,223)
Share-based compensation	—	—	2,409	—	—	2,409
Stock options exercised	124	1,283	(1,283)	—	—	—
Net loss	—	—	—	(10,318)	—	(10,318)
Other comprehensive income	—	—	—	—	15	15
February 29, 2024	334,371	$1,988,221	$89,747	$(2,069,629)	$(24,456)	$(16,117)
Share-based compensation	—	—	2,395	—	—	2,395
Performance share units (PSUs) settled in shares	13	27	(27)	—	—	—
Deferred share units settled in shares	47	224	(224)	—	—	—
Withholding tax on PSUs	—	—	(17)	—	—	(17)
Net loss	—	—	—	(13,700)	—	(13,700)
Other comprehensive loss	—	—	—	—	(33)	(33)
May 31, 2024	334,431	$1,988,472	$91,874	$(2,083,329)	$(24,489)	$(27,472)
Share-based compensation	—	—	515	—	—	515
RSUs settled in shares	136	773	(773)	—	—	—
Withholding tax on RSUs	—	—	(157)	—	—	(157)
Net loss	—	—	—	(10,743)	—	(10,743)
Other comprehensive income	—	—	—	—	48	48
August 31, 2024	334,567	$1,989,245	$91,459	$(2,094,072)	$(24,441)	$(37,809)

	Nine months ended August 31, 2023
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	Equity

November 30, 2022	333,753	$1,983,962	$82,866	$(2,012,508)	$(24,417)	$29,903
Share-based compensation	—	—	2,161	—	—	2,161
Stock options exercised	230	734	(734)	—	—	—
Net loss	—	—	—	(10,659)	—	(10,659)
Other comprehensive loss	—	—	—	—	(101)	(101)
February 28, 2023	333,983	$1,984,696	$84,293	$(2,023,167)	$(24,518)	$21,304
Share-based compensation	—	—	2,140	—	—	2,140
Stock options exercised	115	687	(687)	—	—	—
Net loss	—	—	—	(14,649)	—	(14,649)
Other comprehensive income	—	—	—	—	10	10
May 31, 2023	334,098	$1,985,383	$85,746	$(2,037,816)	$(24,508)	$8,805
Share-based compensation	—	—	2,225	—	—	2,225
Stock options exercised	35	34	(34)	—	—	—
Deferred share units settled in shares	48	246	(246)	—	—	—
Net loss	—	—	—	(11,074)	—	(11,074)
Other comprehensive income	—	—	—	—	85	85
August 31, 2023	334,181	$1,985,663	$87,691	$(2,048,890)	$(24,423)	$41

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. The Company has no realized revenues from its principal asset. The Company’s principal asset is a 50% interest in the Donlin Gold project in Alaska, USA. The Donlin Gold project is owned and operated by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Contingent note receivable

A portion of the proceeds related to the sale of Galore Creek to a subsidiary of Newmont Corporation includes a $75,000 note receivable, contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that the approval of the Galore Creek project construction was not probable as of the closing of the Galore Creek sale or in subsequent periods. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2024	2023	2024	2023
Balance – beginning of period	$3,454	$4,602	$3,071	$3,848
Share of losses:
Mineral property expenditures	(2,675)	(3,827)	(9,327)	(15,542)
Depreciation	(128)	(141)	(408)	(424)
Accretion	(11)	(10)	(30)	(30)
	(2,814)	(3,978)	(9,765)	(15,996)
Funding	2,864	2,475	10,198	15,247
Balance – end of period	$3,504	$3,099	$3,504	$3,099

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

	As of August 31, 2024	As of November 30, 2023
Current assets: Cash, prepaid expenses and other receivables	$3,802	$3,410
Non-current assets: Right-of-use assets, property and equipment	1,088	1,456
Non-current assets: Mineral property	32,615	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(1,230)	(1,669)
Non-current liabilities: Reclamation and lease obligations	(771)	(741)
Net assets	$35,504	$35,071

NOTE 5 – OTHER ASSETS

	As of August 31, 2024	As of November 30, 2023
Other current assets:
Accounts receivable	$61	$43
Interest receivable	919	99
Receivable from Donlin Gold	175	203
Prepaid expenses	381	1,125
	$1,536	$1,470

Other long-term assets:
Marketable equity investments	$3,043	$2,102
Right-of-use assets	952	757
Office equipment	124	141
	$4,119	$3,000

NOTE 6 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $147,880, comprising $51,576 in principal, and $96,304 in accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 7 – OTHER LIABILITIES

	As of August 31, 2024	As of November 30, 2023
Other current liabilities:
Remediation liabilities	$78	$212
Lease obligations	169	192
Income taxes payable	321	—
	$568	$404

Other long-term liabilities:
Remediation liabilities	$250	$250
Lease obligations	819	609
	$1,069	$859

NOTE 8 – FAIR VALUE ACCOUNTING

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy depending on the inputs used in making the measurement.  The three levels of the fair value hierarchy are as follows:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and,

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, interest receivable, receivable from Donlin Gold, marketable equity investments, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair value of the Company’s other financial instruments approximates their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, interest receivable, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity investments are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity investments was $3,043 as of August 31, 2024 ($2,102 as of November 30, 2023), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended August 31,		Nine months ended August 31,
	2024	2023	2024	2023
Share-based compensation (Note 11)	$515	$2,225	$5,319	$6,526
Salaries and benefits	2,055	1,691	6,186	5,149
Professional fees	1,624	375	4,142	1,236
Office expense	727	783	2,313	2,488
Corporate communications and regulatory	193	167	1,005	981
Depreciation	6	2	17	5
	$5,120	$5,243	$18,982	$16,385

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 10 – OTHER INCOME (EXPENSE), NET

	Three months ended August 31,		Nine months ended August 31,
	2024	2023	2024	2023
Change in fair market value of marketable investments	$7	$(45)	$978	$333
Gain on sale of mineral property	—	—	743	556
Foreign exchange gain (loss)	(21)	(21)	(13)	15
	$(14)	$(66)	$1,708	$904

NOTE 11 – SHARE-BASED COMPENSATION

	Three months ended August 31,		Nine months ended August 31,
	2024	2023	2024	2023
Stock options	$485	$1,170	$3,134	$3,432
Performance share unit plan	(39)	995	1,982	2,926
Deferred share unit plan	69	60	203	168
	$515	$2,225	$5,319	$6,526

Stock options

A summary of stock options outstanding and activity during the nine months ended August 31, 2024 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2023	7,606,200	$6.59
Granted	3,088,900	4.12
Exercised	(890,000)	3.67
Forfeited	(765,663)	4.96
August 31, 2024	9,039,437	$6.17	2.59	$373
Vested and exercisable as of August 31, 2024	4,666,285	$7.41	1.49	$—

The following table summarizes other stock option-related information:

	Nine months ended August 31,
	2024	2023
Weighted-average assumptions used to value stock option awards:
Expected volatility	48.7%	48.4%
Expected term of options (years)	4	4
Expected dividend rate	—	—
Risk-free interest rate	4.29%	3.85%
Expected forfeiture rate	3.0%	2.8%
Weighted-average grant-date fair value	$1.76	$2.40
Intrinsic value of options exercised	$471	$2,024
Cash received from options exercised	$—	$—

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

As of August 31, 2024, the Company had $3,556 of unrecognized compensation cost related to 4,373,152 non-vested stock options expected to be recognized and vest over a period of approximately 2.25 years.

Performance share units

A summary of PSU awards outstanding and activity during the nine months ended August 31, 2024 are as follows:

	Number of PSU awards	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2023	1,605,500	$6.89
Granted	886,800	4.20
Vested	(200,300)	5.62
Expired	(319,300)	9.92
Forfeited	(339,200)	5.33
August 31, 2024	1,633,500	$5.32	$1,827

As of August 31, 2024, the Company had $3,715 of unrecognized compensation cost related to 1,633,500 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.5 years.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $227 and $645 in the three and nine months ended August 31, 2024, respectively ($233 and $830 in the three and nine months ended August 31, 2023, respectively). As of August 31, 2024, the Company has accounts receivable from Donlin Gold of $175 (November 30, 2023: $203) included in Other current assets.

NOTE 13 – NET CHANGE IN WORKING CAPITAL

	Three months ended August 31,		Nine months ended August 31,
	2024	2023	2024	2023
Changes in working capital:
Other assets	$(50)	$(422)	$(86)	$432
Accounts payable and accrued liabilities	(427)	1,039	254	885
Accrued payroll and related benefits	340	559	(741)	(596)
Income taxes payable	(279)	—	319	—
Remediation	(58)	(966)	(134)	(975)
	$(474)	$210	$(388)	$(254)

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended August 31,		Nine months ended August 31,
	2024	2023	2024	2023
Interest and dividends received	$365	$561	$3,445	$3,237
Income taxes paid	$437	$—	$537	$75

NOTE 15 – SUBSEQUENT EVENT

On September 30, 2024, the U.S. Federal District Court (“Court”) issued a ruling in the lawsuit challenging the U.S. Army Corps of Engineers’ issuance of the 404 permit and the Department of Interior, Bureau of Land Management’s issuance of the ROW lease for the portions of the pipeline on Federal lands. The decision upheld the federal agencies’ analysis on two of the three issues raised in the litigation, however agreed with plaintiffs that the federal agencies took too narrow a view in analyzing the impacts of a theoretical release from the tailing storage facility. The Court requested supplemental briefing on the appropriate remedy for addressing this issue, which is due October 21, 2024. The Company has determined that the Court’s decision does not require an adjustment to the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and nine-month periods ended August 31, 2024 and August 31, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2023, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR+ at www.sedarplus.ca. References herein to $ refer to United States dollars and C$ to Canadian dollars, in thousands, except for per share amounts.

Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold, a limited liability company owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick.

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

Donlin Gold project

In the third quarter of 2024, principal activities included the advancement of metallurgical test work at a pilot plant in Ontario, Canada to confirm proposed optimizations to the flowsheet (with completion expected by year-end), as well as updated resource modelling by the Donlin team and a third-party consultant that is also nearing completion. In addition, recent Donlin Gold field data was used to update groundwater and surface water models, while geochemical data collection continues and will be used to update closure planning. Our work on the Dam Safety Certification continues to progress with the majority of the preliminary design packages submitted to the ADNR on June 17, 2024, with final documents expected to be submitted by year-end. Comments from the ADNR on the Dam Safety Certification preliminary design packages are anticipated in 2025.

These comprehensive efforts have delivered highly valuable insights for the Donlin Gold Board and its owners. Guiding our strategy for the Donlin Gold project and its 2025 initiatives, these activities were reviewed at our latest workshop in Alaska with Barrick and will contribute critical data for advancing Donlin Gold. NOVAGOLD is committed to advancing the project with a focus on financial prudence, engineering excellence, environmental responsibility, and a strong safety culture.

Our outreach in Alaska, particularly in the Yukon-Kuskokwim (Y-K) region, and in Washington, D.C., has strengthened community engagement and reinforces the project’s social license. The Company appreciates the diligent contributions of the Donlin Gold team, partners, and stakeholders, and remains dedicated to developing the project to its full potential. With $105.6 million in cash and term deposits as of August 31, 2024, NOVAGOLD is well-positioned to support this effort.

We were very pleased to announce Peter Adamek’s appointment as the Company’s new Vice President and Chief Financial Officer in the third quarter. Peter is a seasoned financial executive with over 20 years of experience, most recently with Hudbay Minerals Inc. He joins a leadership team that has consistently demonstrated diligence and responsible capital stewardship while enhancing value and upholding strong shareholder engagement.

Our share of funding for the Donlin Gold project in the third quarter and the first nine months of 2024 was $2,864 and $10,198, respectively. In 2024, we continue to expect our share of Donlin Gold funding to be $14,250, for project planning and fieldwork, external affairs, permitting, environmental, land, and legal activities. We record our interest in the Donlin Gold project as an equity investment, which results in our 50% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss. The investment amount recorded on the balance sheet primarily represents unused funds advanced to Donlin Gold.

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

Stakeholder and government engagement

In collaboration with Calista Corporation (“Calista”) and The Kuskokwim Corporation (“TKC”), the mineral and surface rights holders, Donlin Gold has made significant strides in local community and government engagement across the Y-K region, Alaska, and Washington, D.C. Strategically located on private land designated by law for mineral development under the Alaska Native Claims Settlement Act of 1971, the Donlin Gold project enjoys deep involvement with Native Corporations, strengthening our connections with people from the region and local government bodies.

Our enduring partnerships with Calista and TKC have been crucial in advancing the project’s development and permitting efforts. Over decades, our commitment to engaging with the 62 stakeholder communities in the Y-K region has built meaningful relationships, enhanced investment, and reinforced our social license. This longstanding dedication underscores the approach of the Donlin Gold project and its partners, Calista and TKC, to foster robust relationships with both local communities and governmental entities built on trust, transparency, respect and partnership.

In July, Donlin Gold hosted a project site tour for a group of residents from Crooked Creek and the Native Village of Georgetown.

In August, Calista, TKC, and Donlin Gold hosted a public Open House in Anchorage, providing Alaskans with the opportunity to learn more about the project and to engage in open and transparent discussions. NOVAGOLD was in attendance to participate, interact, and engage with key stakeholders.

These are just two examples of the many engagements Donlin Gold prioritizes to raise awareness and maintain transparency around the project.

Environment, education, and social investments

NOVAGOLD remains deeply committed to community and social responsibility, upholding shared values at the Donlin Gold project site and within the Y-K region. Through initiatives spanning education, community wellness, cultural preservation, and environmental stewardship, we support fisheries studies, environmental activities, subsistence, cultural preservation efforts, and various grants. Our collaboration with Calista and TKC has driven a range of activities and projects over the past quarter.

Since mid-2023, NOVAGOLD and Donlin Gold have intensified efforts with our Alaska Native Corporation partners to monitor, survey and engage in the dialogue on salmon fisheries in the Kuskokwim and Yukon River watersheds. In the third quarter, we focused on identifying opportunities to monitor, evaluate, and strengthen salmon populations. Notably, we launched a salmon smolt monitoring program on the George River, a tributary of the Kuskokwim River, in partnership with the Village of Napaimute to assess smolt health and migration patterns.

In addition, Donlin Gold and NOVAGOLD have supported the “In It for The Long Haul” backhaul program for seven years now, collecting and safely disposing of household hazardous and electronic waste from Y-K villages. This year alone, approximately 140,000 pounds of material were recycled, for an impressive total of approximately 803,000 pounds of hazardous materials removed from the Y-K region since the program began in 2018.

Donlin Gold’s partnership with the Crooked Creek Traditional Council has supported the Summer Youth Employment program, providing local youth with hands-on experience in various work environments while also assisting Elders. In the third quarter, Donlin Gold continued sponsoring the RurAL CAP Elder Mentor Program, which connects youth with Elders to foster intergenerational knowledge and support academic engagement and school readiness across the State. Donlin Gold also shipped dictionaries to all school districts in the Y-K region for third graders as part of The Dictionary Project, a national effort to promote literacy and creative thinkers, a project they have participated in annually since 2012.

Donlin Gold has also reaffirmed its commitment to the Alaska School Activities Association, supporting high school-level athletic, academic, and fine arts programs statewide. Donlin Gold’s ongoing financial contributions highlight our steadfast dedication to enhancing educational and extracurricular opportunities for students throughout Alaska.

NOVAGOLD remains committed to stakeholder engagement and community development working closely with Tribal communities and Alaska Native Corporations to identify needs and collaboratively develop solutions that enhance and uplift communities, fostering sustainable growth and shared prosperity for future generations.

Permitting

Donlin Gold, in collaboration with Calista, actively supports Federal and State agencies in defending the project’s permits against legal challenges — a strategy that has proven highly effective in maintaining permit approvals to date. The intricate permitting process in the United States and Alaska demands years of dedicated, transparent, and inclusive efforts to engage all stakeholders, including those from the Y-K region. With a profound understanding of the regulatory landscape, Donlin Gold and its partners are committed to supporting Federal and State agencies through any challenges to the project’s permits and are now concentrating on securing the remaining State-level permits and certificates needed for the project’s advancement. While maintaining jurisdictional safety presents challenges, particularly as regulations vary across regions, the State of Alaska stands out as a stable and reliable investment environment. As the second-largest gold-producing state in one of the world’s safest countries for free enterprise1, Alaska offers investors stability and certainty that their assets will remain secure. This makes the rigorous permitting process a worthwhile endeavor in an increasingly complex world.

Litigation

On June 28, 2021, Earthjustice representing Orutsararmiut Native Council (“ONC”) filed an appeal of the Alaska Department of Environmental Conservation (“ADEC”) Commissioner’s decision upholding the ADEC’s Clean Water Act Section 401 water quality certification in Alaska Superior Court. In December 2021, at the request of the State of Alaska and Donlin Gold, the Superior Court suspended the case and remanded it to ADEC to allow for consideration of additional technical materials on mercury and temperature. After an administrative process, the Commissioner reaffirmed ADEC’s issuance of the 401 Certification on August 18, 2023. The suspension of the previously filed Alaska Superior Court case was then lifted and Earthjustice filed its opening brief with the Alaska Superior Court in January 2024. The briefing is complete and oral arguments were held on August 30, 2024. A decision is anticipated from the Alaska Superior Court by 2025.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three Y-K villages, filed an appeal of the State pipeline Right-of-Way (“ROW”) authorization in Alaska Superior Court. On April 12, 2023, the Alaska Superior Court affirmed ADNR’s issuance of the ROW lease in the Earthjustice case. Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. On May 25, 2022, Earthjustice, representing ONC and five Y-K villages, filed an appeal of ADNR’s issuance of certain water rights permits to Donlin Gold in Alaska Superior Court. After briefing and oral argument, on September 1, 2023, the Alaska Superior Court affirmed ADNR’s decision on Donlin Gold’s water rights permits. On October 2, 2023, Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. Earthjustice’s opening brief was submitted to the Alaska Supreme Court on January 4, 2024. Response briefs from the State of Alaska and Donlin Gold were completed in April 2024, and Earthjustice subsequently filed their reply brief in May 2024. Briefing on Earthjustice’s appeal of the Alaska Superior Court affirmation of ADNR’s issuance of the State pipeline ROW lease to the Alaska Supreme Court was completed in February 2024. Oral arguments for both the water rights permits and the State pipeline ROW are scheduled for November 12, 2024.

On April 5, 2023, Earthjustice representing ONC and six Y-K villages filed suit against the U.S. government in Anchorage Federal District Court asking the Court to invalidate the Donlin Gold Joint Record of Decision (“JROD”), which included the U.S. Army Corps’ of Engineers’ issuance of the 404 permit and the Department of Interior, Bureau of Land Management’s issuance of the ROW lease for the portions of the pipeline on Federal lands. The U.S. Department of Justice (“DOJ”) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold, and Calista were granted intervenor status in this case. The DOJ filed their brief supporting the issuance of the JROD and the sufficiency of the environmental analysis in the Final Environmental Impact Statement on April 2, 2024. Amicus briefs supporting the project were filed by the village of Crooked Creek and the Alaska federal Congressional delegation. Oral arguments were held on June 24, 2024, and the Court issued a decision on September 30, 2024. The decision upheld the federal agencies analysis on two of the three issues raised in the litigation, but agreed with plaintiffs that the federal agencies took too narrow a view in analyzing the impact of a theoretical release from the tailing storage facility. The Court requested supplemental briefing on the appropriate remedy for addressing this issue, which is due October 21, 2024, and response briefing is due November 4, 2024. Donlin Gold is committed to working with the federal agencies and all stakeholders on an appropriate remedy to address the Court’s decision.

Consolidated Financial Results

In the third quarter of 2024, net loss decreased by $331 from the comparable prior year period. The decrease was primarily due to lower stock-based compensation expense related to forfeiture of options and performance share units and lower field expenses at Donlin Gold partially offset by higher general and administrative costs, increased interest expense on the promissory note and lower interest income on cash and term deposits. Donlin Gold expenses were lower with reduced site activity in 2024, compared to fieldwork and geotechnical drilling for the Alaska Dam Safety certificates and hydrological drilling to support mine planning and design in 2023. General and administrative expenses increased primarily due to higher professional fees and employee compensation. Professional fees increased due to consulting fees primarily related to ongoing efforts to enhance the value of the Donlin Gold project by evaluating alternatives to further advance the project. Salaries and benefits increased primarily due to hiring of additional staff. Income tax expense relates to passive income taxable in Canada on a portion of interest income earned by U.S. subsidiaries, and for withholding taxes on the sale of the San Roque project in Argentina during the first quarter of 2024.

__________________________

1 Per the 2024 Mineral Commodity Summaries Report – https://pubs.usgs.gov/periodicals/mcs2024/mcs2024-gold.pdf.

Liquidity and Capital Resources

Liquidity overview

With total cash and term deposits of $105.6, the Company has sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs for at least the next three years at current spending levels. Additional capital may be required to complete an updated Donlin Gold feasibility study. Considerable additional capital will be required if a decision to commence engineering and construction is reached by Donlin Gold. Future financing to fund construction is anticipated through debt and equity offerings, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional funding or to generate future cash flows. However, there is no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see our Annual Report on Form 10-K for the year ended November 30, 2023, section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our anticipated cash expenditures in fiscal year 2024 continue to be approximately $31,200, including $14,250 to fund the Donlin Gold project, and $16,950 for general and administrative costs.

Our financial position includes the following as of August 31, 2024:

●	Cash and cash equivalents of $45,572, primarily held at three large Canadian chartered banks with investment grade credit ratings.

●	Term deposits of $60,000 held at two large Canadian chartered banks with investment grade credit ratings and maturities of less than one year.

●

Promissory note payable to Barrick of $147,880 including accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

In the third quarter and first nine months of 2024, cash equivalents decreased by $6,996 and $177, respectively, primarily due to Donlin Gold funding and corporate general and administrative costs, partially offset by interest income on cash and proceeds from term deposits. The increase in cash used in operating activities in the third quarter and first nine months of 2024 from the comparable prior year periods was primarily due to increased corporate general and administrative costs and a net change in working capital. Funding requirements for Donlin Gold were substantially lower in the first nine months of 2024 than the comparable prior year period.

Outstanding share data

As of September 25, 2024, the Company had 334,567,187 common shares issued and outstanding. Also, as of September 25, 2024, the Company had: i) a total of 9,039,437 stock options outstanding; 7,867,835 with a weighted-average exercise price of $6.22 and the remaining 1,171,602 of those stock options with a weighted-average exercise price of C$7.90; and ii) 1,633,500 PSUs and 314,714 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 11,804,401 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of August 31, 2024, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.48 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2024. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

a)

As previously announced on January 24, 2024, Richard Williams, age 64, was promoted to Chief Operating Officer of the Company, effective January 1, 2024. Mr. Williams was previously Vice President, Engineering & Development since April 2013. There are no family relationships between Mr. Williams and any director or executive officer of the Company, and Mr. Williams has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Mr. Williams’ compensation increased to $434,500 per year in connection with the promotion. A copy of Mr. Williams’ current Employment Agreement with the Company, dated January 8, 2013, is attached as Exhibit 10.1.

b)	None.

c)	None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 2, 2024	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ Peter Adamek
Peter Adamek
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement between NovaGold USA, Inc. and Richard A. Williams dated January 8, 2013

10.2	Employment Agreement between NovaGold USA, Inc. and Peter Adamek dated July 25, 2024

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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