Form 10-K
period 2024-11-30
NOVAGOLD RESOURCES INC
filed 2025-01-23
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2024

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

Based on the last sale price on the NYSE American LLC (“NYSE American”) of the registrant’s common shares on May 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) of $3.93 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $967,700,000.

As of January 13, 2025, the registrant had334,646,571 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 1, 2025, in connection with the registrant’s fiscal year 2024 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVAGOLD RESOURCES INC.

NOVAGOLD RESOURCES INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2024.

CURRENCY

References in this report to $ refer to United States currency and C$ to Canadian currency.

See the “Glossary of Technical Terms” for more information regarding some of the terms used in this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, anticipated timing of updated reports and/or studies, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, anticipated timing and impact of certain judicial and/or administrative decisions, continued support of the state and federal permitting process, future capital raising activities and their related dilutive effects, sufficiency of working capital, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold project, permitting and the timing thereof, the Company’s market price, market prices for precious metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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
●

our expectations regarding the timing and outcome of the appeals to: (i) the federal Joint Record of Decision (“JROD”) and permits issued by the U.S. Army Corps of Engineers (“Corps”) and U.S. Bureau of Land Management (“BLM”), (ii) the State Clean Water Act Section 401 Certification (as defined below), (iii) the state pipeline right-of-way (“ROW”) agreement and lease (as defined below), and (iv) the application for water rights (as defined below).

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

NOVAGOLD RESOURCES INC.

●	uncertainty of whether there will ever be production at the Donlin Gold project;
●	risks related to co-owner on which we depend for Donlin Gold project activities;
●	risks related to proceeding with a feasibility study for the Donlin Gold project without the participation of the co-owner;
●	our history of losses and expectation of future losses; our limited property portfolio;
●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty of estimates of capital costs, operating costs, production and economic returns, including the impact of inflation thereon;
●	commodity price fluctuations;
●	risks related to market events and general economic conditions;
●	risks related to opposition to our operations at our mineral exploration and development properties from non-governmental organizations (“NGOs”) or civil society;
●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;
●	uncertainties relating to the assumptions underlying our resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;
●	uncertainty related to title to the Donlin Gold project;
●	risks related to our largest shareholder;
●	risks related to conflicts of interests of some of the directors and officers of the Company;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	credit, liquidity, interest rate and currency risks;
●

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production;

●	risks related to governmental regulation, including uncertainties resulting from the change in the U.S. federal administration;
●	uncertainties relating to the stability of pre-existing tax regimes, including the potential introduction of tariffs, as a result of the change in the U.S. federal administration;
●	risks related to environmental laws and regulations;
●	risks related to our insurance;
●	risks related to title and other rights to our mineral properties;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of the Donlin Gold project, and related cost increases;
●	our need to attract and retain qualified management and technical personnel;
●	uncertainty as to the outcome of potential litigation;
●	risks related to the effects of global climate change on the Donlin Gold project;
●	risks related to information technology systems;
●	risks related to cybersecurity attacks and breaches; and
●	risks related to the Company’s status as a “passive foreign investment company” in the United States.

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

NOVAGOLD RESOURCES INC.

GLOSSARY OF TECHNICAL TERMS

The following technical terms defined in this section are used throughout this Annual Report on Form 10-K.

alluvial	A placer formed by the action of running water, as in a stream channel or alluvial fan; also said of the valuable mineral (e.g. gold or diamond) associated with an alluvial placer.

arsenopyrite	An arsenic iron sulfide mineral.

assay	A metallurgical analysis used to determine the quantity (or grade) of various metals in a sample.

concentrate	A clean product recovered in flotation, which has been upgraded sufficiently for downstream processing or sale.

cut-off grade

The grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing “prospects of economic extraction”, the cut-off grade is the grade that distinguishes material deemed to have no economic value (it will not be mined in underground mining or if mined in surface mining, its destination will be the waste dump) from material deemed to have economic value (its ultimate destination during mining will be a processing facility). Other terms used in similar fashion as cut-off grade include net smelter return, pay limit, and break-even stripping ratio.

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

NOVAGOLD RESOURCES INC.

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

We do not produce gold or any other minerals, and do not currently generate operating earnings. Funding to explore our mineral properties and to operate the Company was acquired primarily through previous equity financings consisting of public offerings of our common shares and warrants and through debt financing consisting of convertible notes, and the sale of assets. We expect to continue to raise capital through additional equity and/or debt financings, through the exercise of stock options, and other such means.

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

Executive office	Corporate office
201 South Main Street, Suite 400	400 Burrard Street, Suite 1860
Salt Lake City, UT, USA 84111	Vancouver, BC, Canada V6C 3A6
Telephone (801) 639-0511	Toll free (866) 669-6227
Facsimile (385) 342-4620	Facsimile (604) 669-6272

NOVAGOLD RESOURCES INC.

Corporate Structure

As of November 30, 2024, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., AGC Resources Inc, NOVAGOLD (Bermuda) Alaska Limited and NOVAGOLD Resources (Bermuda) Limited. On December 1, 2024, NOVAGOLD (Bermuda) Alaska Limited, NOVAGOLD Resources (Bermuda) Limited and NOVAGOLD Argentina Inc. were amalgamated with NOVAGOLD RESOURCES INC.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies as of November 30, 2024. All ownership is 100% unless otherwise indicated.

NOVAGOLD RESOURCES INC.

Human Capital Resources

On November 30, 2024, we had 14 full-time employees, of which four are located in Canada and ten are located in the United States. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering, and corporate governance.

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

Diversity

As of the end of fiscal year 2024, 50% of our total workforce were women. Selection of individuals for executive and other positions with the Company is guided by the Company’s policy which “prohibits discrimination in any aspect of employment based on race, color, religion, sex, national origin, disability or age.” Our board of directors (the “Board”) and management acknowledge the importance of all aspects of diversity including gender, ethnic origin, business skills and experience, because it is right to do so and because it is good for our business. When considering candidates for executive positions, the Board’s evaluation considers the broadest possible assessment of each candidate’s skills and background with the overriding objective of ensuring that we have the appropriate balance of skills, experience, and capacity that the Company needs to be successful. In the context of this overriding objective, we have determined not to set targets for the percentage of women, or other aspects of diversity, in executive officer positions.

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

Safety and Health

NOVAGOLD’s primary objective is to ensure the health and safety of its employees, partners, and contractors, and is reflected in its Health and Safety Policy. Our focus on safety is also reflected at Donlin Gold where a wide-ranging set of policies are implemented at the project site and in the Anchorage office. In 2024, neither Donlin Gold nor NOVAGOLD had any recordable injuries or lost time incidents (“LTIs”). Also see section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below

NOVAGOLD RESOURCES INC.

Recent Developments

Donlin Gold project

Donlin Gold advanced key activities in 2024 to position the project to update technical work and cost estimates. Some of these activities wrapped up in December 2024, such as the completion of metallurgical test work (pilot plant) in Ontario, Canada to confirm proposed optimizations to the flowsheet; advanced work to update the Donlin Gold resource model; and the submittal of the preliminary design packages for Dam Safety Certification to the Alaska Department of Natural Resources (“ADNR”). Comments from the ADNR on the Dam Safety Certification preliminary design packages are anticipated in 2025.

NOVAGOLD and Barrick held a Donlin Gold workshop in Alaska in September 2024 to review the important work completed to date, as well as to discuss next steps for the Donlin Gold project and related activities for 2025. Subsequently, Donlin Gold’s board approved a path forward with a 2025 budget of $43 million on a 100% basis. Camp operations will resume in the coming months to complete grid drilling to refine mine planning assumptions. Efforts will continue to advance key workstreams and preparation for a cost update. Additional work will include project and mine planning, further advancement of the Dam Safety Certificate applications with work on the Detailed Design Packages, steadfast support of pending litigation, and ongoing community relations and government affairs activities. NOVAGOLD will continue to employ concerted and inclusive efforts to advance the Donlin Gold project for the benefit of all our shareholders and Donlin Gold stakeholders.

In 2024, Donlin Gold, Calista Corporation (“Calista”) and The Kuskokwim Corporations (“TKC”) held public open houses in three locations in Anchorage, Bethel, and Crooked Creek, the closest community to the project, as well as two Subsistence Community Advisory Committee (“SCAC”) meetings, the first in Aniak during the second quarter and the second in Anchorage in December. Donlin Gold also established three additional Shared Values Statements, for a total of 18. Donlin Gold’s numerous partnerships in the Y-K region and statewide, aimed at supporting ecological projects, education, summer youth employment programs, and cultural awareness efforts, continue to grow. Together these efforts underscore Donlin Gold’s ongoing engagement with and commitment to local communities, reinforcing existing long-term relationships and addressing specific community needs.

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

NOVAGOLD RESOURCES INC.

Government and Environmental Regulations

Our exploration and development activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, disclosure requirements and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and development programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in the United States. There are no existing orders or directions relating to our current activities with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see section Item 1A, Risk Factors, below.

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

The following table presents the annual high, low and average daily afternoon London Bullion Market Association (“LBMA”) Gold Price over the past five calendar years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,628	$1,800
2023	$2,078	$1,811	$1,941
2024	$2,784	$1,985	$2,387
2025 (through January 13)	$2,687	$2,632	$2,658

On January 13, 2025, the afternoon LBMA gold price was $2,670 per ounce.

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

The Donlin Gold project is not in production or currently under construction, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future development of the Donlin Gold project will require obtaining permits and financing the construction and operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the need to obtain and maintain necessary environmental and other governmental approvals and permits, and the timing and conditions of those approvals and permits;
●	the availability and cost of funds to finance construction and development activities;
●	the timing and cost, which can be considerable, of the construction of mining and processing facilities as well as related infrastructure;
●	potential opposition from NGOs, environmental groups or local groups which may delay or prevent development activities;
●	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
●	the availability and cost of skilled labor and mining equipment; and
●	the availability and cost of appropriate smelting and/or refining arrangements.

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

We are dependent on the cooperation of a third party in the exploration and development of our Donlin Gold project.

Our success with respect to the Donlin Gold project depends on the cooperation of a third party with whom we have an agreement; we hold a 50% interest and the remaining 50% interest is held by the third party that is not under our control or direction. We are dependent on the cooperation of a third party for the progress and development of the Donlin Gold project. The third party may have different priorities which could impact the timing and cost of development of the Donlin Gold project. If the third party defaults on its agreement with us, with or without our knowledge, it may put the mineral property and related assets at risk. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our ability to achieve our business plan, profitability, or the viability of our interests held with the third party, which could have a material adverse impact on our business, future cash flows, earnings, results of operations and financial condition: (i) disagreement with the third party on how to develop and operate the Donlin Gold project efficiently; (ii) inability to exert influence over certain strategic decisions made in respect of the jointly-held Donlin Gold project; (iii) inability of the third party to meet its obligations to the joint business or other parties; and (iv) litigation with the third party regarding joint business matters.

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

The capital costs to take the Donlin Gold project into production may be significantly higher than anticipated. As a result of the content updates included in the 2021 Technical Report (as defined below) and S-K 1300 Report, the total initial capital cost estimate for the Donlin Gold project is $7,402 million and the total sustaining capital estimate is $1,723 million.

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

We have established the presence of proven and probable mineral reserves at the Donlin Gold project in accordance with the disclosure definition and standards contained in S-K 1300 (as defined below) and in National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”). There can be no assurance that additional mineral resources will ultimately be reclassified as mineral reserves. The failure to increase mineral reserves could restrict our ability to successfully implement our strategies for long-term growth and could impact future cash flows, earnings, results of operation and financial condition.

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

Electrum Strategic Resources L.P. (“Electrum”) and its affiliate GRAT Holdings LLC hold in the aggregate 25.4% of our issued and outstanding common shares as of January 13, 2025. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the Board and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman, Chief Executive Officer, and Chief Investment Officer of The Electrum Group LLC. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could be adversely impacted. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2024, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.5 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Properties – Donlin Gold Project, Alaska, below.

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

NOVAGOLD RESOURCES INC.

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

Our operations, exploration and development activities in the United States, are subject to extensive federal, state and local laws and regulations governing various matters, including:

●	environmental protection;
●	management and use of toxic substances and explosives;
●	management of tailings and other wastes generated by our operations;
●	management of natural resources;
●	exploration and development of mines, production and post-closure reclamation;
●	exports;
●	price controls;
●	taxation, tariffs and mining royalties;
●	regulations concerning business dealings with indigenous groups;
●	availability and use of water resources;
●	labor standards and occupational health and safety, including mine safety; and
●	preservation of historic and cultural resources.

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

NOVAGOLD RESOURCES INC.

The Company is dependent upon information technology systems, which are susceptible to disruption, damage, failure, and risks associated with implementation and integration.

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

The Company believes it was a passive foreign investment company (“PFIC”) in 2024 which could have negative tax consequences for U.S. investors.

U.S. Holders (as defined below under Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain United States Federal Income Tax Considerations for U.S. Holders – U.S. Holders”) should be aware that the Company believes that it was a PFIC for the fiscal year ended November 30, 2024, and based on current business plans and financial expectations, may be a PFIC in the current tax year and future tax years. If the Company is a PFIC for any year during a U.S. Holder’s holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of common shares and any so-called “excess distribution” received on its common shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the U.S. Holder makes a timely and effective QEF Election or a Mark-to-Market Election (each as defined below under Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain United States Federal Income Tax Considerations for U.S. Holders – Default PFIC Rules under Section 1291 of the Code”).  A U.S. Holder who makes a QEF Election generally must report on a current basis its share of the Company’s net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders.  A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the common shares over the U.S. Holder’s tax basis therein.  This paragraph is qualified in its entirety by the discussion below under Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain United States Federal Income Tax Considerations for U.S. Holders.” Each U.S. Holder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of common shares.

NOVAGOLD RESOURCES INC.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk Management and Strategy

The Company utilizes a sophisticated network monitoring service as a first line of defense to identify, assess, manage, mitigate and respond to cybersecurity threats, which is supplemented by employee training to ensure rapid internal responsiveness should an incident be detected. The Company regularly assesses the threat landscape and takes a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation.

Recognizing the complexity and evolving nature of cybersecurity threats, we have partnered with a third-party cybersecurity company to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our cybersecurity partner works to continuously scan and monitor our networks for threats and vulnerabilities, alert management in real-time with high-risk cybersecurity incidents, provide quarterly management updates summarizing recent cybersecurity activity and provide access to a 24/7 incident response team. This partnership is actively managed by the Chief Financial Officer (“CFO”) to ensure effective implementation.

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. As a result, we have integrated cybersecurity risk management into our broader risk management framework to promote a holistic approach toward assessing, identifying, and managing material risks associated with cybersecurity threats. This integration ensures that cybersecurity considerations are an integral part of the decision-making processes throughout our organization.

As of the date of this Annual Report, we have not identified risks from cybersecurity threats, including threats from any previous cybersecurity incidents, that have or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third-party providers. For additional information, refer to Item 1A, “Risk Factors – The Company is dependent upon information technology systems, which are susceptible to disruption, damage, failure, and risks associated with implementation and/or integration”, above.

The Audit Committee has been delegated, by and on behalf of the Board, direct and primary oversight of the Company’s cybersecurity risk exposures and the steps taken by management to monitor, mitigate and manage/respond to cybersecurity risks and incidents. The CFO is responsible for overseeing NovaGold’s cybersecurity program and other IT activities. No less than annually, the CFO briefs the Audit Committee on the effectiveness of the Company’s cyber risk management program on a wide range of topics, including recent developments, vulnerability assessments, the threat environment, technological trends and information security considerations arising with respect to the Company. The Board and the Audit Committee receive prompt and timely information regarding any cybersecurity incident that meets the SEC, Canadian Securities Administrators and stock exchange-established reporting thresholds, as well as ongoing updates and follow-up disclosures regarding any such incident until it has been wholly addressed and remediated.

Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management team. Our Audit Committee is responsible for the Board-level oversight of risks from cybersecurity threats. Members of our Audit Committee receive updates from the CFO at least annually and more frequently if warranted, regarding Company practices, programs, and other developments related to cybersecurity, cyber threats and our cybersecurity risk management and strategy program. Our Audit Committee is comprised of Board members with diverse and relevant expertise in risk management and strategy, sufficient to oversee cybersecurity risks effectively.

We maintain a cybersecurity incident response team composed of professionals across various functions, including information technology, legal, finance, accounting, and risk. This team is trained in managing cybersecurity incidents and leverages the information technology expertise of our third-party cybersecurity partner.

NOVAGOLD RESOURCES INC.

Item 2.	Properties

The Company has adopted the mining disclosure standards of Subpart 229.1300 of Regulation S-K – Disclosure by Registrants Engaged in Mining Operations (“S-K 1300”). The Company is subject to and required to disclose mineral resources and mineral reserves in accordance with S-K 1300. While the S-K 1300 rules are similar to NI 43-101 rules in Canada, they are not identical and therefore two reports have been produced for the Donlin Gold project. The information in Item 2, Properties, below is common to both reports and contains pertinent information required under S-K 1300.

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

Donlin Gold Technical Report Summary (S-K 1300 Report)

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

Results of the Donlin Gold Technical Report (NI 43-101) and Donlin Gold Technical Report Summary (S-K 1300 Report)

Wood reviewed the geologic and resource models that supported the 2011 Mining Study, including comparing them to data from recent drilling programs, and determined that they continue to be adequate and suitable to be used for a Mineral Resource estimation. Using updated cost inputs from the first calendar quarter of 2020, a gold price of $1,500 per ounce, and the geologic and resource models utilized in support of the 2011 Mining Study, the contents within an updated optimized pit shell did not show a material change to the Mineral Resources stated in the 2011 Mining Study. Therefore, the Mineral Resources were considered current as of November 30, 2021 and are unchanged as of November 30, 2024. They continue to have an effective date of July 11, 2011.

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

Outside of verifying the Mineral Resource and Mineral Reserve estimates, the primary efforts in the 2021 Technical Report and the S-K 1300 Report were financial and permitting updates. This includes updates to estimated capital costs, operating costs, reclamation and closure costs, royalties, taxes, and economic analysis, as well as current status of the permits. Updated capital costs are based on first calendar quarter 2020 pricing (cost indices and current commodity pricing and equipment quotes) applied to the engineering designs and material take-offs from the 2011 Mining Study, except for minor changes made during permitting in the operations water treatment plant and the natural gas pipeline. As a result of the content updates, the total initial capital cost estimate is $7,402 million, which is an increase of 10.8% or $723 million compared to the 2011 Mining Study total initial capital cost estimate. Likewise, the total sustaining capital estimate is $1,723 million, which is an increase of 14.6% or $219 million compared to the 2011 Mining Study total sustaining capital estimate. The 2011 Mining Study operating costs were updated to first calendar quarter 2020 by updating key cost drivers like energy, labor, consumables, and freight. No material changes to project designs, schedules, or productivities were made; consequently, the manning schedules and consumables remain unchanged. The updated estimated Life of Mine (“LOM”) operating costs total $19,289 million, which is $5.90/t mined, $38.21/t processed, or $635/oz gold sold.

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

●	$1,500/oz gold price
●	Current land and royalty agreements
●	Initial and sustaining capital costs, and operating costs updated to first calendar quarter 2020
●	Tax payments in accordance with the Tax Cuts and Jobs Act enacted in December 2017 and effective January 1, 2018
●	$292 million LOM contributions for reclamation, closure, and financial assurance
●	Financing has been assumed on a 100%, all equity, stand-alone basis
●	Escalation/inflation has been excluded
●	No salvage is assumed at the end of operations

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

NOVAGOLD RESOURCES INC.

Paul Chilson, P.E., a Qualified Person and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2024 and reviewed the reserves and resources in the S-K 1300 Report and confirmed that the reserves and resources remain current as of November 30, 2024.

Donlin Gold Project, Alaska, USA

The Donlin Gold project is a development-stage gold project held by Donlin Gold, a limited liability company that is owned 50% by the Company’s wholly-owned subsidiary, NOVAGOLD Resources Alaska Inc., and 50% by Barrick’s wholly-owned subsidiary, Barrick Gold U.S. Inc. The Company’s book value of its investment in the Donlin Gold project is $2.7 million as of November 30, 2024.

The Company entered into the limited liability company agreement with Barrick (“LLC Agreement”) dated December 1, 2007, which provided for the creation of Donlin Gold, that is jointly owned by the Company and Barrick on a 50/50 basis. Pursuant to the LLC Agreement, the Company agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. As of November 30, 2024, the promissory note, including accrued interest, amounted to approximately $151.5 million. Funding for the project is currently shared by both parties on a 50/50 basis.

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

The Donlin Gold property is located in the Kuskokwim region of southwestern Alaska on private, Alaska Native-owned mineral and surface land and Alaska state mining claims. The property is under the Calista Lease for subsurface rights and some surface rights from Calista and SUA from TKC, two Alaska Native corporations. Calista is one of 13 regional Alaska Native corporations established as part of the Alaska Native Claims Settlement Act of 1971 (“ANCSA”) and under ANCSA has title to the subsurface estate and some surface rights in the region. TKC was formed in 1977 when the ANCSA village corporations of Lower Kalskag, Upper Kalskag, Aniak, Chuathbaluk, Napaimute, Crooked Creek, Red Devil, Georgetown, Sleetmute and Stony River, which are located along the middle region of the Kuskokwim River, merged. Under ANCSA, TKC has title to extensive surface estate in the region, including most of the project lands. The property hosts a gold deposit currently estimated at 33.8 million ounces of proven and probable mineral reserves averaging 2.09 grams per tonne. The Company believes that significant exploration potential remains in the Donlin Gold district, with prospects to increase mine life and/or justify future production expansions. See Mineral Reserve and Mineral Resource Estimate, below.

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

Permits

Donlin Gold obtained the necessary permits and certifications that allowed for the exploration, environmental monitoring, and Environmental Impact Study (“EIS”) baseline data collection efforts. The current status of these permits is in line with the termination of the baseline data collection effort, temporary closure of the camp in May 2015, and the seasonal reopening of the site for the geological drill program from July to November 2017, the geotechnical drill program in 2019 and 2023 for the Alaska Dam Safety certificate applications, and the latest geological drill programs in 2020, 2021, and 2022. The active permits include ADNR temporary use of water; ADNR Application for Permit to Mine in Alaska (approval for the 2020, 2021, 2022, and 2023 drill programs), the Corps individual 404 and nationwide 26 permits; Alaska Department of Environmental Conservation (“ADEC”) authorizations (landfill, septic system, multisector stormwater general permit – sector G, air permit); and Federal Aviation Administration approval. Other permits were either put on hold, closed, or allowed to expire.

NOVAGOLD RESOURCES INC.

On August 7, 2012, we announced that Donlin Gold commenced permitting of the project by submitting a draft Plan of Operations and Section 404 Clean Water Act (“CWA”) draft permit application to federal and state regulators. The Section 404 permit application initiated the environmental review process under the National Environmental Policy Act (“NEPA”) which involves preparation of an EIS. The Corps selected AECOM, formerly URS, an independent contractor, to prepare the EIS. The Notice of Intent for the EIS was published in the Federal Register on December 14, 2012, and the NEPA public scoping process was completed on March 29, 2013. During the remainder of 2013 and through 2014 and 2015, Donlin Gold worked to address the remaining data needs for the draft EIS. Donlin Gold also continued to provide application materials and maintained ongoing dialogue with the key permitting agencies. The Corps addressed the cooperating agency comments on the preliminary draft and filed the Notice of Availability for public release of the draft EIS in the Federal Register in November 2015. After the filing of the draft EIS, the Corps issued a schedule for public meetings on the Donlin Gold draft EIS in the Yukon-Kuskokwim (Y-K) region and Anchorage, Alaska. The Corps conducted, and at the end of May 2016 completed, a six-month public comment period for the draft EIS, including 17 public comment meetings in communities across the Y-K region and in Anchorage. The Corps received comments from federal and state agencies, local and tribal governments, Alaska Native organizations, businesses, special interest groups/NGOs, and individuals.

On April 27, 2018, the Notice of Availability of the Donlin Gold final EIS was published in the Federal Register. On August 13, 2018, the Corps and the BLM issued a joint Federal Record of Decision (“ROD”) for the Donlin Gold project. Along with the ROD, the Corps issued a combined permit under CWA Section 404 and Section 10 of the Rivers and Harbors Act. Additionally, the BLM issued the Offer to Lease for the ROW for those portions of the natural gas pipeline that would cross federal lands. The Pipeline and Hazardous Materials Safety Administration previously issued a special permit for the natural gas pipeline on June 5, 2018.

Several major State of Alaska permits were also issued and advanced during 2018 through 2023. After a public notice and comment period, ADEC issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the state’s water quality standards. The Alaska Pollutant Discharge Elimination System (APDES) water discharge permit was issued by ADEC on May 24, 2018 and became effective on July 1, 2018. Donlin Gold submitted its application to ADEC for the regularly scheduled re-issuance of its APDES permit, which originally was to expire in January 2024, but has been administratively extended pending renewal. The State of Alaska Department of Fish and Game (“ADFG”) issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. The new air quality permit was issued by ADEC on July 1, 2023. The final approvals of the Donlin Gold Reclamation Plan and the Waste Management Permit were issued by ADNR and ADEC, respectively on January 18, 2019. On September 18, 2023, Donlin Gold submitted timely applications to ADEC and ADNR for renewal of the approval and permit. On October 17, 2023, ADEC administratively extended the Waste Management Permit pending renewal. The Reclamation Plan approval, which was also to expire in January 2024, has been administratively extended to January 2026. ADNR issued the easement, land leases, land use permits, and material site authorizations for the proposed transportation facilities, and easement for the fiber optic cable on state lands on January 2, 2020. On January 17, 2020, ADNR’s State Pipeline Coordinator Services issued the final state ROW authorization for the natural gas pipeline. On June 29, 2021, ADNR’s Division of Mining Land and Water issued 12 final Water Rights for the mine site and transportation corridor. On November 1, 2021, ADFG issued two Special Area Permits required for pipeline facilities located within the Susitna Flats State Game Refuge (“Refuge”). One permit authorizes the compressor station, and the other permit authorizes the section of the pipeline ROW in the Refuge. On November 1, 2022, ADNR finalized approval of the proposed re-location plan for public easements in the mine site and transportation facility areas.

The preliminary design packages for the Alaska Dam Safety certificate applications were submitted to the ADNR in December 2024. Issuance of the certificates is anticipated in 2026.

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

NOVAGOLD RESOURCES INC.

On June 9, 2014, the Company announced that Donlin Gold and TKC reached an updated long-term SUA for the Donlin Gold project. The SUA with TKC grants non-exclusive surface use rights to Donlin Gold for mining activities. TKC owns and contributed to the SUA the corresponding surface estate over most of Calista’s subsurface estate included in the Calista Lease as well as some additional surface estate. The SUA with TKC provides Donlin Gold with rights to approximately 16,923 hectares of TKC-owned land.

Lyman Resources in Alaska, Inc. (“Lyman Resources”) has an existing placer mining lease covering approximately 1,040 hectares (partially covering six sections) within the Calista Lease area. The Lyman family also has title to approximately 5.7 hectares of surface estate within the Snow Gulch area. The Calista Lease grants priority to extraction of the lode mineralization in the event of a conflict of use between lode and placer mining operations, provided that a two-year notice period is provided to Lyman Resources. Lyman Resources, the Lyman family, and Donlin Gold executed a Surface Lease and Assignment of Mining Lease effective May 9, 2012, leasing the Lyman surface estate and assigning the Lyman placer lease within the Calista Lease area to Donlin for Project mining use (the “Lyman Lease”).

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

1974, 1975	Resource Associates of Alaska	Regional mineral potential evaluation for Calista. Soil grid and three bulldozer trenches dug in Snow Gulch area.	Soil, rock, and vein samples have anomalous gold values. Trench rock sample results range from 2 to 20 grams per tonne gold.
1984 to 1987	Calista Corporation	Minor work. Geologists from various mining companies, including Cominco and Kennecott, visit the property.

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
1986	Lyman Resources	Auger drilling for placer evaluation finds abundant gray, sulfide rich clay near Quartz Gulch.	Assays of cuttings average over 7 grams per tonne gold. Initial discovery of Far Side (“Carolyn”) prospect.
1987	Calista Corporation	Rock sampling of ridge tops and auger drill sampling of Far Side prospect.	Anomalous gold values from auger holes: best result = 9.7 grams per tonne gold.
1988 to 1989	Western Gold Exploration and Mining Co.

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

1993	Teck Exploration Ltd.	D-9 Cat trenching (1,400 meters) and two 500-meter soil lines in the Lewis areas. Petrographic, fluid inclusion, and metallurgical work.	Identified new mineralized areas, updated Mineral resource estimate.
1995 to 2000	Placer Dome	87,383 meters of core, 11,909 meters of RC drilling and 8,493 meters of trenching. Environmental monitoring and assessment.	Drilled the American Creek magnetic anomaly (“ACMA”), discovered the ACMA deposit. Numerous mineral resource estimation iterations.
2001 to 2002	Donlin Creek Joint Venture (Placer Dome /NOVAGOLD)	46,495 meters of core, 38,022 meters of RC drilling, 89.5 meters of geotechnical drilling, and 268 meters of water monitoring holes.	Filed a preliminary assessment report on the project. Updated resource estimate.
2003 to 2005	Donlin Creek Joint Venture (Barrick/NOVAGOLD)	25,448 meters of core and 5,979 meters of RC drilling. Calcium carbonate exploration drilling; IP lines for facility condemnation studies.	Infill drilled throughout the resource area. Discovered a calcium carbonate resource. Poor quality IP data.
2006	Donlin Creek Joint Venture	92,804 meters of core drilling to support mineral resource classification conversion, slope stability, metallurgy, waste rock, carbonate exploration, facilities and port road studies.	Geological model and mineral resource update.
2007	Donlin Gold Joint Venture	Core drilling totaled 75,257 meters and included resource delineation, geotechnical and engineering, and carbonate exploration. 13 RC holes for monitor wells and pit pump tests totaled 1,043 meters.	Improved pit slope parameters, positive hydrogeological results. Carbonate exploration was negative. Updated mineral resource estimate. Completed feasibility study with positive results.

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
2008	Donlin Gold LLC

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

Six geotechnical core holes totaling 2,090 meters to evaluate slope stability of expanded pit. Also drilled 90 auger holes totaling 585 meters and dug 59 test pits to further evaluate overburden conditions and gravel supplies within the Tailings Storage Facility (“TSF”) area.

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

Rowland Engineering Consultants performed the geotechnical assessments for the engineering to support design of the port site, airstrip, plant site and interconnecting roads. BGC, Inc (“BGC”). performed geotechnical analyses for the design of the pit, waste rock facility (“WRF”), and TSF.

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

Mineral Reserve and Mineral Resource Estimates

The mineral reserves for the Donlin Gold project were classified using criteria appropriate under the mining disclosure definitions and standards of NI 43-101 and S-K 1300 with an effective date of April 27, 2021 and are current as of November 30, 2024. Paul Chilson, P.E., a Qualified Person and an employee of the Company, has reviewed the mineral reserves and mineral resources and material assumptions included in this Annual Report on Form 10-K and confirmed that they remain current as of November 30, 2024. The mineral reserves are summarized in the table below.

Proven and Probable Mineral Reserve Estimate, Effective Date April 27, 2021 and remain current as of November 30, 2024, based on $1,200 per ounce gold price

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

(2)

Mineral reserves are reported using an optimized block value (“BV”) based on the following equation: BV = Gold grade * Recovery – royalties & refining costs – process operating costs – G&A cost reported in $ per tonne processed. Assuming an average gold recovery of 89.5% the marginal gold cut-off grade would be approximately 0.57 grams per tonne, or the gold grade that would equate to a $0.001 BV cut-off at these same values.

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

Mineral Resources Estimate (exclusive of reserves), Effective Date July 11, 2011 and remain current as of November 30, 2024, based on $1,200 per ounce gold price

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

Financial model parameters

The estimated mine life is 27 years based on a nominal processing rate of 53,500 tonnes per day. Annual gold production over the projected mine life averages 1.13 million ounces per year, including 1.46 million ounces per year for the first five full years of production. The total initial capital cost estimate is approximately $7,402 million. The project’s estimated after-tax net present value at a 5% discount rate (“NPV 5%”) is $3,040 million using the base case gold price of $1,500 per ounce. The internal rate of return (“IRR”) at the same gold price is 9.2%.

NOVAGOLD RESOURCES INC.

Base Case Project Sensitivity to Gold Price

Gold price ($ per ounce)	After-tax cash flow ($ million)	After-tax NPV 5% ($ million)	After-tax IRR (%)	Payback (years)
1,200	6,556	202	5.3	10.3
1,300	8,773	1,161	6.8	9.2
1,400	10,974	2,109	8.1	8.1
1,500	13,145	3,040	9.2	7.3
1,600	15,308	3,967	10.4	6.7
1,700	17,455	4,887	11.4	6.2
1,800	19,125	5,696	12.4	5.9

Summary of Key Evaluation Metrics (Base Case at $1,500 per ounce gold)

Total tonnes mined (million)	3,270
Ore tonnes treated (million)	505
Strip ratio (waste tonnes per ore tonne)	5.5 to 1
Gold ounces recovered (million)	30.4
Gold recovery (%)	89.8%
$ million
Net revenue	45,519
Total operating costs	(19,289)
Operating cash flow before tax	26,230
Income and mining taxes	(3,668)
Operating cash flow after tax	22,562
Initial capital	(7,402)
Sustaining capital	(1,723)
Closure costs - trust fund	(292)
Total costs	(32,374)
Net after-tax cash flow	13,145

Payback period (years)	7.3
Operation life (years)	27
After-tax NPV 5% ($ million)	3,040
After-tax IRR	9.2%

Operating Cost Estimates1

	$ million	$ per tonne processed	$ per tonne mined	$ per gold ounce sold
Mine operations	8,430	16.70	2.59	278
Processing operations	6,916	13.70	2.12	228
Administration	1,762	3.49	0.54	58
Land and royalty payments	2,182	4.32	0.67	72
	19,289	38.21	5.90	635

Notes:

(1)	Column totals may not total correctly due to rounding.

Capital Cost Estimates

Initial capital costs are estimated at $7,402 million and sustaining capital costs are estimated at $1,723 million over the LOM.

NOVAGOLD RESOURCES INC.

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

Blast hole drilling will be performed by medium-sized rotary and down-the-hole hammer drills with various hole diameters depending on bench height and desired mining selectivity. Reverse circulation (“RC”) drilling is planned for detailed geologic definition and grade control.

Support equipment will be used for road, bench, dump maintenance, and miscellaneous projects.

Planned Processing Operations

The Donlin Gold project ore will be processed by crushing and grinding, sulfide flotation concentration, concentrate treatment by pressure oxidation (“POX”) in an autoclave, CIL cyanide leaching of the oxidized concentrate, electrowinning, and refining to produce doré bars on site.

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

The oxidized concentrate from the POX operation would then be cyanide leached in a conventional CIL circuit to produce a pregnant (gold-bearing) solution. Gold from the solution is absorbed onto activated carbon, which is later stripped (gold desorbed from carbon) in an elution circuit. The pregnant solution after elution is fed through electrowinning (“EW”) cells, where cathodes are plated with gold-bearing materials, which are periodically removed, dried in a retort, and melted in an induction furnace to produce doré bars.

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

NOVAGOLD RESOURCES INC.

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

Waste rock will be characterized by its potential for acid generation and assigned reactivity categories. Non-acid-generating rock will be placed directly in the WRF, along with less reactive potentially acid-generating (“PAG”) rock, PAG5. Some of the more reactive PAG rock, PAG6, will be encapsulated in cells in the WRF to prevent water infiltration through them. The most reactive PAG rock, PAG7, will be backfilled in the ACMA pit beneath the ultimate pit lake water level.

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

NOVAGOLD RESOURCES INC.

Planned Off-site Infrastructure

The off-site infrastructure for the project includes three main development sites in remote locations: the Jungjuk port site and mine access road, the natural gas pipeline, and the Bethel port facilities. The Jungjuk port site is situated upriver from Bethel on the Kuskokwim River near the mouth of Jungjuk creek. A port-to-mine access road (Jungjuk road), approximately 48 kilometers long, will traverse varied terrain from the Jungjuk port site to the mine site. A spur road, approximately 4.8 kilometers long, will serve the proposed project airstrip. The primary purpose of the Jungjuk road is to transport freight and diesel from the Jungjuk port site to the mine site, mostly by conventional highway tractors, tankers, and trailers. The natural gas pipeline is described under the “Power” heading below. The proposed Bethel port will be situated near the town of Bethel, a community of approximately 6,080 residents, that is the main existing port on the Kuskokwim River and is an administrative and transportation hub for the 56 villages in the Y-K region. The existing Bethel port is the northernmost medium-draft port in the United States and is served by ocean-going barges. The proposed port would serve as a trans-shipment point from ocean barges to river barges to supply the project during the summer ice-free period.

Power

Natural gas will be delivered to site by an approximately 507-kilometer, 356-millimeter diameter pipeline to supply an on-site power generation facility. The S-K 1300 Report contemplates that the electric power for the site will be generated from a dual-fueled (natural gas and diesel), reciprocating engine power plant with a steam turbine utilizing waste heat recovery from the engines. The power plant consists of two equal halves, each consisting of six reciprocating engines, and a separate steam turbine. The total generation facility is nominally rated at 182 MW initially and will increase to 215 MW after four years with the addition of two more generators (one in each half) to allow for N+2 redundancy, thus allowing planned maintenance and predicted outages without cutting back production.

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

Since there are many available gold purchasers, the members should not be dependent upon the sale of gold to any one customer. Gold can be sold to various gold bullion dealers or smelters on a competitive basis at spot prices.

It is expected that selling contracts for NOVAGOLD’s share of gold production will be typical of, and consistent with, standard industry practice, and be similar to contracts for the supply of doré elsewhere in the world.

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

Assumptions in the model comprised:

●

Costs prior to project Year 6, the start of basic and detailed engineering, are considered sunk. For discounted cash flow (or NPV) purposes, the model commences in Year 6. Estimates were prepared for all the individual elements of cash revenue and cash expenditures for ongoing operations.

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

●

The current hydrometallurgical process selection renders any contained silver into a greater refractory state, which provides less than 10% silver recovery through standard metal leaching. As a consequence, silver is not included in the Mineral Resource and Mineral Reserve estimates, and no silver credit has been applied to the Donlin Gold project.

●

To fund the $1,361 million reclamation and closure costs, the Donlin Gold project provides $412 million at closure by contributing to a Trust Fund commencing in Year -5 and continuing through the end of operations with annual contributions of $7.8 million. In addition to the Trust Fund, financial assurance in the form of letters of credit and/or surety bonds is required to construct and operate the mine. Per the Donlin Gold Project Reclamation Plan Approval from ADNR, financial assurance in the amount of approximately $322 million must be submitted in a form and substance approved by ADNR. The cost to maintain this financial assurance is assumed to be 0.4% of the total assured amount, annually. This equates to approximately $1.3 million per year, paid from the start of construction through the end of operations.

●	No salvage is assumed at the end of operations.

Current Activities

For information on current activities, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

NOVAGOLD RESOURCES INC.

Change in Mineral Resources and Reserves from 2023 to 2024

There were no changes in reported mineral resources and reserves reported for the years ended November 30, 2024 and 2023. Paul Chilson, P.E., a Qualified Person and an employee of the Company, has reviewed the mineral reserves and mineral resources and material assumptions included in this Annual Report on Form 10-K and confirmed that they remain current as of November 30, 2024.

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

●	Drill programs included insertion of blank, duplicate and SRM samples.
●	Quality Assurance/Quality Control program results do not indicate any problems with the analytical programs.
●	Data is subject to validation, which includes checks on surveys, collar coordinates, lithology data, and assay data. The checks are appropriate, and consistent with industry standards.
●	Independent data audits have been conducted and indicate that the sample collection and database entry procedures are acceptable.
●	All core has been catalogued and stored in designated areas.

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended November 30, 2024, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold LLC is the operator of the Donlin Gold project. Donlin Gold LLC is not a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control Donlin Gold LLC.

NOVAGOLD RESOURCES INC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the NYSE American and on the Toronto Stock Exchange (“TSX”) under the symbol “NG.” On January 13, 2025, there were 545 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. The Company believes that more than half of our common shares are beneficially owned by investors in the United States.

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

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following generally summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of our common shares.

Comment is restricted to holders of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States for tax purposes, (ii) is a “qualifying person” under and entitled to the benefits of the Convention, (iii) holds all common shares as capital property, (iv) deals at arm’s length with and is not affiliated with NOVAGOLD, (v) does not and is not deemed to use or hold any common shares in a business carried on in Canada, (vi) is not an insurer that carries on business in Canada and elsewhere and (vii) is not an “authorized foreign bank” (as defined in the Canadian Tax Act) (each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including certain limited liability companies) may not in all circumstances be entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the benefits of the Convention will apply to the entity in respect of its common shares. This summary does not deal with special situations such as the particular circumstances of traders or dealers in securities or holders who have entered into a “derivative forward agreement”, “synthetic equity arrangement” or “synthetic disposition arrangement” (each as defined in the Canadian Tax Act) in respect of the common shares. Such holders should consult their own tax advisors.

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

This summary is based on the information contained in this Form 10-K, the current provisions of the Canadian Tax Act and the Convention in effect as of the date prior to the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (“Proposed Amendments”), and the administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) published in writing by the CRA prior to the date hereof. This summary assumes that the Proposed Amendments will be enacted in the form proposed, although no assurance can be given that the Proposed Amendments will be enacted or otherwise implemented in their current form, if at all. Other than the Proposed Amendments, this summary does not take into account nor anticipate any changes in law or in the CRA’s administrative policies or assessing practices, whether by way of judicial, legislative, governmental, or administrative decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.

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

Currency conversion

Generally, for the purposes of the Canadian Tax Act, all amounts relating to the acquisition, holding or disposition of common shares (including dividends, adjusted cost base and proceeds of disposition) must be converted into Canadian dollars based on the relevant exchange rate as determined in accordance with the Canadian Tax Act.

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

(ii)

at any time during the 60-month period that ends at the particular time, more than 50% of the fair market value of the common shares was derived, directly or indirectly, from one or any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of, interests in, or, for civil law, rights in, such properties, whether or not the property exists.

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

U.S. Resident Holders whose shares are or may be taxable Canadian property should consult their own tax advisors.

NOVAGOLD RESOURCES INC.

Certain United States Federal Income Tax Considerations for U.S. Holders

The following is a general summary of certain anticipated U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership and disposition of common shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder as a result of the acquisition, ownership and disposition of common shares. Furthermore, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax considerations applicable to such U.S. Holder. Except as specified below, this summary does not discuss applicable tax reporting requirements. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Holder. U.S. Holders should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax consequences relating to the acquisition, ownership and disposition of common shares.

No ruling from the U.S. Internal Revenue Service (the “IRS”) or legal opinion from legal counsel has been requested, or will be obtained, regarding the potential U.S. federal income tax considerations applicable to U.S. Holders as discussed in this summary. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, and contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the positions taken in this summary.

Scope of this Summary

Authorities

This summary is based on the U.S. Internal Revenue Code of 1986, as amended (“Code”), regulations promulgated by the U.S. Department of the Treasury (whether final, temporary or proposed) (“Treasury Regulations”), U.S. court decisions, published rulings and administrative positions of the IRS, and the Convention, that are applicable and, in each case, in effect as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

U.S. Holders

For purposes of this section, a “U.S. Holder” is a beneficial owner of common shares that, for U.S. federal income tax purposes, is (a) a citizen or individual resident of the United States for U.S. federal income tax purposes; (b) a corporation, or other entity classified as a corporation for U.S. federal income tax purposes, that is created or organized in or under the laws of the United States or any state in the United States, including the District of Columbia; (c) an estate if the income of such estate is subject to U.S. federal income tax regardless of the source of such income; or (d) a trust if (i) such trust has validly elected to be treated as a U.S. person for U.S. federal income tax purposes, or (ii) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust.

Non-U.S. Holders

For purposes of this summary, a “Non-U.S. Holder” is a beneficial owner of common shares that is neither a U.S. Holder nor a U.S. partnership (or other “pass-through” entity). This summary does not address the U.S. federal income tax considerations applicable to Non-U.S. Holders relating to the acquisition, ownership and disposition of common shares. Accordingly, Non-U.S. Holders should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax consequences (including the potential application of and operation of any tax treaties) relating to the acquisition, ownership, and disposition of common shares.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including U.S. Holders that: (a)  are tax-exempt organizations, qualified retirement plans, individual retirement accounts or other tax-deferred accounts; (b)  are financial institutions, underwriters, insurance companies, real estate investment trusts or regulated investment companies or that are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (c)  have a “functional currency” other than the U.S. dollar; (d)  own common shares as part of a straddle, hedging transaction, conversion transaction, constructive sale or other integrated transaction; (e)  acquired common shares in connection with the exercise of employee stock options or otherwise as compensation for services; (f)  hold common shares other than as a capital asset (generally property held for investment purposes) within the meaning of Section 1221 of the Code; (g) are subject to special tax accounting rules with respect to their common shares; (h) own, directly, indirectly or by attribution, 10% or more, by voting power or value, of the outstanding shares of the Company; (i) are partnerships and other pass-through entities (and investors in such partnerships and entities); (j) are S corporations (and shareholders therein); (k) are subject to the alternative minimum tax; (k) are U.S. expatriates or former long term residents of the United States; or (l) hold common shares in connection with a trade or business, permanent establishment, or fixed base outside the United States. U.S. Holders that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisors regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal net investment income, U.S. federal estate and gift, U.S. state and local, and non-U.S. tax consequences relating to the acquisition, ownership and disposition of common shares.

NOVAGOLD RESOURCES INC.

If an entity or other arrangement that is classified as a partnership (or other “pass-through” entity) for U.S. federal income tax purposes holds common shares, the U.S. federal income tax consequences applicable to such partnership (or “pass-through” entity) and the partners of such partnership (or owners of such “pass-through” entity) generally will depend on the activities of the partnership (or “pass-through” entity) and the status of such partners (or owners). Partners of entities that are classified as partnerships (and owners of “pass-through” entities) for U.S. federal income tax purposes should consult their own tax advisors regarding the U.S. federal income tax consequences relating to the acquisition, ownership and disposition of common shares.

Tax Consequences Other than U.S. Federal Income Tax Consequences Not Addressed

This summary does not address the U.S. state and local, U.S. estate and gift, U.S. federal net investment income, U.S. alternative minimum tax, or non-U.S. tax consequences to U.S. Holders relating to the acquisition, ownership, and disposition of common shares. Each U.S. Holder should consult its own tax advisor regarding the U.S. state and local, U.S. estate and gift, U.S. federal net investment income, U.S. federal alternative minimum tax and non-U.S. tax consequences relating to the acquisition, ownership, and disposition of common shares.

U.S. Federal Income Tax Consequences of the Acquisition, Ownership and Disposition of Common Shares

Distributions on Common Shares

Subject to the PFIC rules discussed below, a U.S. Holder that receives a distribution, including a constructive distribution, with respect to a common share will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of the current or accumulated “earnings and profits” of the Company, as computed for U.S. federal income tax purposes. To the extent that a distribution exceeds the current and accumulated “earnings and profits” of the Company, such distribution will be treated first as a tax-free return of capital to the extent of a U.S. Holder’s tax basis in the common shares and thereafter as a gain from the sale or exchange of such common shares (see “Sale or Other Taxable Disposition of Common Shares” below). However, the Company does not intend to maintain the calculations of earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder should therefore assume that any distribution by the Company with respect to the common shares will constitute ordinary dividend income. Subject to applicable limitations, dividends paid by the Company to non-corporate U.S. Holders, including individuals, generally will be eligible for the preferential tax rates applicable to long-term capital gains for dividends, provided certain holding period and other conditions are satisfied, including that the Company not be classified as a PFIC (as discussed below) in the tax year of distribution or in the preceding tax year. Dividends received on common shares by corporate U.S. Holders will not be eligible for the “dividends received deduction”. The dividend rules are complex, and each U.S. Holder should consult its own tax advisor regarding the application of such rules.

Sale or Other Taxable Disposition of Common Shares

Subject to the PFIC rules discussed below, upon the sale or other taxable disposition of common shares, a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference between (a) the amount of cash plus the fair market value of any property received and (b) its tax basis in such common shares sold or otherwise disposed of. Such gain generally will be treated as “U.S. source” for purposes of applying the U.S. foreign tax credit rules unless the gain is subject to tax in Canada and is re-sourced as “foreign source” under the Convention and such U.S. Holder elects to treat such gain or loss as “foreign source” (see a more detailed discussion at “Foreign Tax Credit” below). Any such gain or loss generally will be capital gain or loss, which will be long-term capital gain or loss if, at the time of the sale or other disposition, such common shares are held for more than one year. Preferential tax rates apply to long-term capital gains of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gains of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

NOVAGOLD RESOURCES INC.

Passive Foreign Investment Company Rules

If the Company is considered a PFIC within the meaning of Section 1297 of the Code at any time during a U.S. Holder’s holding period, then certain different and potentially adverse tax consequences would apply to such U.S. Holder’s acquisition, ownership and disposition of common shares.

PFIC Status of the Company

The Company generally will be a PFIC if, for a given tax year, (a) 75% or more of the gross income of the Company for such tax year is passive income or (b) 50% or more of the assets held by the Company either produce passive income or are held for the production of passive income, based on the fair market value of such assets. “Gross income” generally includes all revenues less the cost of goods sold plus income from investments and from incidental or outside operations or sources, and “passive income” includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all of a foreign corporation’s commodities are stock in trade or inventory, depreciable property used in a trade or business, or supplies regularly used or consumed in a trade or business, and certain other requirements are satisfied.

For purposes of the PFIC income test and asset test described above, if the Company owns, directly or indirectly, 25% or more of the total value of the outstanding shares of another corporation, the Company will be treated as if it (a) held a proportionate share of the assets of such other corporation and (b) received directly a proportionate share of the income of such other corporation. In addition, for purposes of the PFIC income test and asset test described above, “passive income” does not include any interest, dividends, rents or royalties that are received or accrued by the Company from a “related person” (as defined in Section 954(d)(3) of the Code), to the extent such items are properly allocable to the income of such related person that is not passive income.

Under certain attribution rules, if the Company is a PFIC, U.S. Holders will be deemed to own their proportionate share of any subsidiary of the Company which is also a PFIC (a “Subsidiary PFIC”), and will be subject to U.S. federal income tax on (a) a distribution on the shares of a Subsidiary PFIC and (b) a disposition of shares of a Subsidiary PFIC, both as if the U.S. Holder directly held the shares of such Subsidiary PFIC.

The Company believes that it was a PFIC for the fiscal year ended November 30, 2024, and based on current business plans and financial expectations, may be a PFIC in the current tax year and future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

Default PFIC Rules under Section 1291 of the Code

If the Company is a PFIC, the U.S. federal income tax consequences to a U.S. Holder of the acquisition, ownership and disposition of common shares will depend on whether such U.S. Holder makes a QEF election (a “QEF Election”) or makes a mark-to-market election under Section 1296 of the Code (a “Mark-to-Market Election”) with respect to its common shares. A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a “Non-Electing U.S. Holder”.

A Non-Electing U.S. Holder will be subject to the rules of Section 1291 of the Code with respect to (a) any gain recognized on the sale or other taxable disposition of the common shares and (b) any excess distribution paid on the common shares. A distribution generally will be an “excess distribution” to the extent that such distribution (together with all other distributions received in the current tax year) exceeds 125% of the average distributions received during the three preceding tax years (or during a U.S. Holder’s holding period for the common shares, if shorter).

If the Company is a PFIC, under Section 1291 of the Code any gain recognized on the sale or other taxable disposition of common shares (including an indirect disposition of shares of a Subsidiary PFIC), and any excess distribution paid on the common shares (or a distribution by a Subsidiary PFIC to its shareholder that is deemed to be received by a U.S. Holder) must be ratably allocated to each day of a Non-Electing U.S. Holder’s holding period for the common shares. The amount of any such gain or excess distribution allocated to the tax year of disposition or excess distribution and to years before the Company became a PFIC, if any, would be taxed as ordinary income. The amounts allocated to any other tax year would be subject to U.S. federal income tax at the highest tax applicable to ordinary income in each such year, and an interest charge would be imposed on the tax liability for each such year, calculated as if such tax liability had been due in each such year. A Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as “personal interest”, which is not deductible.

NOVAGOLD RESOURCES INC.

If the Company is a PFIC for any tax year during which a Non-Electing U.S. Holder holds common shares, the Company will continue to be treated as a PFIC with respect to such Non-Electing U.S. Holder, regardless of whether the Company ceases to be a PFIC in one or more subsequent years. If the Company ceases to be a PFIC, a Non-Electing U.S. Holder may terminate this deemed PFIC status with respect to the common shares by electing to recognize gain (which will be taxed under the rules of Section 1291 of the Code discussed above) as if such common shares were sold on the last day of the last tax year for which the Company was a PFIC.

QEF Election

In the event the Company is a PFIC and a U.S. Holder makes a QEF Election for the first tax year in which its holding period of its common shares begins, such U.S. Holder generally will not be subject to the rules of Section 1291 of the Code discussed above with respect to its common shares. However, a U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such U.S. Holder’s pro rata share of (a) the net capital gain of the Company, which will be taxed as long-term capital gain to such U.S. Holder, and (b) the ordinary earnings of the Company, which will be taxed as ordinary income to such U.S. Holder. Generally, “net capital gain” is the excess of (a) net long-term capital gain over (b) net short-term capital gain, and “ordinary earnings” are the excess of (a) “earnings and profits” over (b) net capital gain. A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each tax year in which the Company is a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by the Company. However, a U.S. Holder that makes a QEF Election may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge. If such U.S. Holder is not a corporation, any such interest paid will be treated as “personal interest”, which is not deductible.

A U.S. Holder that makes a QEF Election generally (a) may receive a tax-free distribution from the Company to the extent that such distribution represents “earnings and profits” of the Company that were previously included in income by the U.S. Holder because of such QEF Election and (b) will adjust such U.S. Holder’s tax basis in the common shares to reflect the amount included in income or allowed as a tax-free distribution because of such QEF Election. In addition, a U.S. Holder that makes a QEF Election generally will recognize capital gain or loss on the sale or other taxable disposition of common shares.

The procedure for making a QEF Election, and the U.S. federal income tax consequences of making a QEF Election, will depend on whether such QEF Election is timely. A QEF Election will be treated as “timely” if it is made for the first year in the U.S. Holder’s holding period for the common shares in which the Company was a PFIC. A U.S. Holder may make a timely QEF Election by filing the appropriate QEF Election documents at the time such U.S. Holder files a U.S. federal income tax return for such year.

A QEF Election will apply to the tax year for which such QEF Election is made and to all subsequent tax years, unless such QEF Election is invalidated or terminated or the IRS consents to revocation of such QEF Election. If a U.S. Holder makes a QEF Election and, in a subsequent tax year, the Company ceases to be a PFIC, the QEF Election will remain in effect (although it will not be applicable) during those tax years in which the Company is not a PFIC. Accordingly, if the Company becomes a PFIC in a subsequent tax year, the QEF Election will be effective, and the U.S. Holder will be subject to the QEF rules described above during a subsequent tax year in which the Company qualifies as a PFIC.

The Company will make available to U.S. Holders, upon their written request, all information and documentation that a U.S. Holder making a QEF Election with respect to the Company is required to obtain for U.S. federal income tax purposes. Such information may be included on the Company’s website. However, U.S. Holders should be aware that the Company can provide no assurances that it will provide any such information relating to any Subsidiary PFIC. Because the Company may own shares in one or more Subsidiary PFICs and may acquire shares in one or more Subsidiary PFICs in the future, U.S. Holders will continue to be subject to the rules discussed above with respect to the taxation of gains and excess distributions with respect to any Subsidiary PFIC for which the U.S. Holders do not obtain the required information to file a QEF Election. U.S. Holders should consult their own tax advisor regarding the availability of, and procedure for making, a QEF Election with respect to the Company and any Subsidiary PFIC.

NOVAGOLD RESOURCES INC.

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election only if the common shares are marketable stock. The common shares generally will be “marketable stock” if they are regularly traded on (a) a national securities exchange that is registered with the SEC; (b) the national market system established pursuant to section 11A of the Securities and Exchange Act of 1934; or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure and other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced; and (ii) the rules of such foreign exchange ensure active trading of listed stocks. If such stock is traded on such a qualified exchange or other market, such stock generally will be “regularly traded” for any calendar year during which such stock is traded, other than in de minimus quantities, on at least 15 days during each calendar quarter. Each U.S. Holder should consult its own tax advisor regarding whether the common shares constitute marketable stock.

A U.S. Holder that makes a Mark-to-Market Election with respect to its common shares generally will not be subject to the rules of Section 1291 of the Code discussed above. However, if a U.S. Holder does not make a Mark-to-Market Election beginning in the first tax year of such U.S. Holder’s holding period for common shares or such U.S. Holder has not made a timely QEF Election, the rules of Section 1291 of the Code discussed above will apply to certain dispositions of, and distributions on, the common shares.

A U.S. Holder that makes a Mark-to-Market Election will include in ordinary income, for each tax year in which the Company is a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the common shares, as of the close of such tax year over (b) such U.S. Holder’s tax basis in such common shares. A U.S. Holder that makes a Mark-to-Market Election will be allowed a deduction in an amount equal to the excess, if any, of (i) such U.S. Holder’s adjusted tax basis in the common shares over (ii) the fair market value of such common shares (but only to the extent of the net amount of previously included income as a result of the Mark-to-Market Election for prior tax years).

U.S. Holders that make a Mark-to-Market Election generally also will adjust their tax basis in the common shares to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election. In addition, upon a sale or other taxable disposition of common shares, a U.S. Holder that makes a Mark-to-Market Election will recognize ordinary income or loss (not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior tax years over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior tax years).

A Mark-to-Market Election applies to the tax year in which such Mark-to-Market Election is made and to each subsequent tax year, unless the common shares cease to be “marketable stock” or the IRS consents to revocation of such election. U.S. Holders should consult their own tax advisors regarding the availability of, and procedure for making, a Mark-to-Market Election.

Although a U.S. Holder may be eligible to make a Mark-to-Market Election with respect to common shares, no such election may be made with respect to the stock of any Subsidiary PFIC that a U.S. Holder is treated as owning because such stock is not marketable. Hence, the Mark-to-Market Election will not be effective to eliminate the interest charge described above with respect to deemed dispositions of Subsidiary PFIC stock or distributions from a Subsidiary PFIC.

Other PFIC Rules

Under Section 1291(f) of the Code, the IRS has issued proposed Treasury Regulations that, subject to certain exceptions, would cause a U.S. Holder that had not made a timely QEF Election to recognize gain (but not loss) upon certain transfers of common shares that would otherwise be tax-deferred (e.g., gifts and exchanges pursuant to corporate reorganizations) in the event the Company is a PFIC during such U.S. Holder’s holding period for the relevant shares. However, the specific U.S. federal income tax consequences to a U.S. Holder may vary based on the manner in which common shares are transferred.

Certain additional adverse rules will apply with respect to a U.S. Holder if the Company is a PFIC, regardless of whether such U.S. Holder makes a QEF Election. For example, under Section 1298(b)(6) of the Code, a U.S. Holder that uses common shares as security for a loan will, except as may be provided in Treasury Regulations, be treated as having made a taxable disposition of such common shares.

In any year in which the Company is classified as a PFIC, a U.S. Holder will be required to file an annual report with the IRS containing such information as Treasury Regulations and/or other IRS guidance may require. U.S. Holders should consult their own tax advisors regarding the requirements of filing such information returns under these rules, including the requirement to file an IRS Form 8621.

NOVAGOLD RESOURCES INC.

In addition, a U.S. Holder who acquires common shares from a decedent will not receive a “step up” in tax basis of such common shares to fair market value unless such decedent had a timely and effective QEF Election in place.

Special rules also apply to the amount of foreign tax credit that a U.S. Holder may claim on a distribution from a PFIC.

The PFIC rules are complex, and U.S. Holders should consult their own tax advisors regarding the PFIC rules and how they may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of common shares in the event the Company is a PFIC at any time during such holding period for such common shares.

Additional Considerations

Receipt of Foreign Currency

The amount of any distribution paid in foreign currency to a U.S. Holder in connection with the ownership of common shares, or on the sale, exchange or other taxable disposition of common shares, generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of receipt or, if applicable, the date of settlement if the common shares are traded on an established securities market (regardless of whether such foreign currency is converted into U.S. dollars at that time). If the foreign currency received is not converted into U.S. dollars on the date of receipt, a U.S. Holder will have a basis in the foreign currency equal to its U.S. dollar value on the date of receipt. A U.S. Holder that receives foreign currency and converts such foreign currency into U.S. dollars at a conversion rate other than the rate in effect on the date of receipt may have a foreign currency exchange gain or loss, which generally would be treated as U.S. source ordinary income or loss for foreign tax credit purposes. Different rules apply to U.S. Holders who use the accrual method of tax accounting. U.S. Holders should consult their own U.S. tax advisors regarding the U.S. federal income tax consequences of receiving, owning and disposing of foreign currency.

Foreign Tax Credit

Dividends paid on the common shares will be treated as foreign-source income, and generally will be treated as “passive category income” or “general category income” for U.S. foreign tax credit purposes. Any gain or loss recognized on a sale or other disposition of common shares generally will be United States source gain or loss. Certain U.S. Holders that are eligible for the benefits of Convention may elect to treat such gain or loss as Canadian source gain or loss for U.S. foreign tax credit purposes. The Code applies various complex limitations on the amount of foreign taxes that may be claimed as a credit by U.S. taxpayers. In addition, Treasury Regulations that apply to foreign taxes paid or accrued (the “Foreign Tax Credit Regulations”) impose additional requirements for Canadian withholding taxes to be eligible for a foreign tax credit, and there can be no assurance that those requirements will be satisfied. The Treasury Department has recently released guidance temporarily pausing the application of certain of the Foreign Tax Credit Regulations.

Subject to the PFIC rules and the Foreign Tax Credit Regulations, each as discussed above, a U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on the common shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax. Generally, a credit will reduce a U.S. Holder's U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder's income that is subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year. The foreign tax credit rules are complex and involve the application of rules that depend on a U.S. Holder’s particular circumstances. Accordingly, each U.S. Holder should consult its own U.S. tax advisor regarding the foreign tax credit rules.

Information Reporting, Backup Withholding Tax

Under U.S. federal income tax law and Treasury Regulations, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, U.S. return disclosure obligations (and related penalties) are imposed on individuals who are U.S. Holders that hold certain specified foreign financial assets in excess of certain threshold amounts. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a non-U.S. entity. U.S. Holders may be subject to these reporting requirements unless their common shares are held in an account at certain financial institutions. Penalties for failure to file certain of these information returns are substantial. U.S. Holders should consult their own tax advisors regarding the requirements of filing information returns, including the requirement to file an IRS Form 8938.

NOVAGOLD RESOURCES INC.

Payments made within the U.S. or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from the sale or other taxable disposition of common shares will generally be subject to information reporting and backup withholding tax if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. taxpayer identification number (generally on IRS Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, certain exempt persons generally are excluded from these information reporting and backup withholding rules. Backup withholding is not an additional tax. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS in a timely manner.

The discussion of reporting requirements set forth above is not intended to constitute a complete description of all reporting requirements that may apply to a U.S. Holder. A failure to satisfy certain reporting requirements may result in an extension of the time period during which the IRS can assess a tax, and under certain circumstances, such an extension may apply to assessments of amounts unrelated to any unsatisfied reporting requirement. Each U.S. Holder should consult its own tax advisors regarding the information reporting and backup withholding rules.

THE ABOVE SUMMARY IS NOT INTENDED TO CONSTITUTE A COMPLETE ANALYSIS OF ALL TAX CONSIDERATIONS APPLICABLE TO U.S. HOLDERS WITH RESPECT TO THE ACQUISITION, OWNERSHIP AND DISPOSITION OF COMMON SHARES. U.S. HOLDERS SHOULD CONSULT THEIR OWN TAX ADVISORS AS TO THE TAX CONSIDERATIONS APPLICABLE TO THEM IN LIGHT OF THEIR OWN PARTICULAR CIRCUMSTANCES.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

None.

Item 6.	[Reserved]

Not applicable.

NOVAGOLD RESOURCES INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (U.S. dollars in thousands, except per share amounts)

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

The following MD&A generally discusses our consolidated financial condition and results of operations for 2024 and year-over-year comparisons between 2024 and 2023. Discussions of our consolidated financial condition and results of operations for 2023 and year-over-year comparisons between 2023 and 2022 are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023, filed with the Securities and Exchange Commission on January 24, 2024, are incorporated by reference into this MD&A.

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

Donlin Gold project

Donlin Gold advanced key activities in 2024 to position the project to update technical work and cost estimates. Principal activities included the substantial completion of metallurgical test work at a pilot plant in Ontario, Canada to confirm proposed optimizations to the flowsheet, field and geochemical data collection to continue updating source characteristics for groundwater and surface water models for both operational and closure planning, as well as advancement of the Donlin Gold resource model. Results derived from the considerable technical work performed over these past twelve months will serve as inputs into updated feasibility work.

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

Stakeholder and government engagement

In collaboration with Calista and TKC, Donlin Gold actively engages stakeholders and governments in the Y-K region, Alaska and Washington, D.C. The project’s location on private lands selected under the 1971 Alaska Native Claims Settlement Act is a significant feature, setting it apart from most other mining assets in Alaska and guiding our outreach efforts. Donlin Gold’s enduring partnerships with Calista and TKC are pivotal in facilitating comprehensive outreach throughout the Y-K region.

Our outreach in Alaska, particularly in the Y-K region, and in Washington, D.C., has strengthened community engagement and reinforces the project’s social license. The Company appreciates the diligent contributions of the Donlin Gold team, partners, and stakeholders, and remains dedicated to developing the project to its full potential. In collaboration with Calista and TKC, the mineral and surface rights holders, Donlin Gold LLC has made significant strides in local community and government engagement across the Y-K region, Alaska, and Washington, D.C., including advancing the project’s development and permitting efforts. Over decades, our commitment to engaging with the 62 stakeholder communities in the Y-K region has built meaningful relationships, enhanced investment, and reinforced our social license. This longstanding dedication underscores the approach of the Donlin Gold project and its partners, Calista and TKC, to foster robust relationships with both local communities and governmental entities built on trust, transparency, respect and partnership.

NOVAGOLD RESOURCES INC.

To that end, Donlin Gold led numerous projects and activities in 2024. Calista, TKC, and Donlin Gold hosted public Open Houses in Anchorage, Bethel, and Crooked Creek providing Alaskans and local residents with the opportunity to learn more about the project and to engage in open and transparent discussions. Donlin Gold hosted a project site tour for a group of residents from Crooked Creek and Georgetown which are the project’s closest neighboring villages.

NOVAGOLD remains committed to stakeholder engagement and community development working closely with Tribal communities and Alaska Native Corporations to identify needs and collaboratively develop solutions that enhance and uplift communities, fostering sustainable growth and shared prosperity for future generations. To that end, NOVAGOLD representatives were on the ground in Alaska providing extensive support to the Donlin Gold team in their outreach efforts. Donlin Gold established three additional Shared Values Statements for a total of 18, which formalize Donlin Gold’s ongoing engagement with local communities, reinforce existing long-term relationships, and address specific community needs. In 2024, over 12,000 direct engagements were conducted with key stakeholders.

Donlin Gold, Calista, and TKC held two Subsistence Community Advisory Committee ("SCAC") meetings in 2024, the first in Aniak and second in Anchorage. This committee, which is composed of people from the Y-K region, reflects the ongoing commitment to establishing a structured process for communication, dialogue, problem-solving, and gathering input from the broader community on subsistence matters throughout the life of the project. The SCAC committee provides a forum for sharing information, questions and ideas from the communities in the Y-K region with Donlin Gold, Calista and TKC, as well as bringing information about the project back to their respective communities.

Environment and social investments

Recognizing the importance of ecological stewardship in the Y-K region, since mid-2023, Donlin Gold has intensified efforts with our Alaska Native Corporation partners to monitor, survey and engage in the dialogue on salmon fisheries in the Kuskokwim and Yukon River watersheds. In 2024, Donlin Gold launched a salmon smolt monitoring program on the George River, a tributary of the Kuskokwim River, in partnership with the Native Village of Napaimute to assess smolt health and migration patterns — an initiative that will continue into 2025. Restoration of a portion of the historic Lyman placer site, which included significant stream and pond habitat creation, including aquatic life access and use, was completed in 2024. Aquatic restoration work on a reach of Snow Gulch previously disturbed by historic mining will start in 2025.

In addition, Donlin Gold’s “In It for The Long Haul” Backhaul Program, a long-standing initiative to collect and safely dispose of hazardous household electronic waste, including appliances, from Y-K villages, recycled approximately 140,000 pounds of material in 2024, for an impressive total of approximately 803,000 pounds of hazardous materials removed from the Y-K region since the program began in 2018.

Donlin Gold’s partnership with the Crooked Creek Traditional Council has supported the Summer Youth Employment program, providing local youth with hands-on experience in various work environments while also assisting Elders. The Donlin Gold project continued sponsoring the RurAL CAP Elder Mentor Program, which connects youth with Elders to foster intergenerational knowledge and support academic engagement and school readiness across the State. Donlin Gold also shipped dictionaries to all school districts in the Y-K region for third graders as part of The Dictionary Project, a national effort to promote literacy and creative thinkers, a project they have participated in annually since 2012.

Donlin Gold has also reaffirmed its commitment to the Alaska School Activities Association, supporting high school-level athletic, academic, and fine arts programs statewide. Donlin Gold’s ongoing financial contributions highlight our steadfast dedication to enhancing educational and extracurricular opportunities for students throughout Alaska.

NOVAGOLD RESOURCES INC.

Permitting

The preliminary design packages for Dam Safety Certification were submitted to the ADNR in 2024. Comments from the ADNR on the Dam Safety Certification preliminary design packages are anticipated in 2025 with potential issuance of the Certification in 2026/2027.

The Alaska Pollutant Discharge Elimination System permit, which was originally set to expire in 2023, as well as the Waste Management Permit, which was set to expire in January 2024, are administratively extended by the Alaska Department of Environmental Conservation until renewed. The Reclamation Plan, which was also set to expire in 2024, is administratively extended until 2027.

Donlin Gold applied for and received an 18-month extension of the construction deadline on its air quality permit through July 2026.

In September 2022, thirteen tribes sent letters to the Corps and the EPA. The letter to the Corps requests that it consider requiring an EIS on the Donlin Gold project and revoke the Clean Water Act Section 404 permit (the “404 permit”) in light of what the tribes consider “new information” since the final EIS was issued in 2018. Additionally, the EPA letter requested that it initiate a Clean Water Act Section 404(c) veto process for the Donlin Gold project. In early January 2023, Donlin Gold and Calista both submitted responses to the Corps on why the requests to prepare a supplemental EIS or revoke the 404 permit should not be granted. In January 2023, Donlin Gold also provided a response to the EPA describing why the agency should not initiate a 404(c) process. To date, neither the Corps nor EPA has responded to the tribes’ letters.

Litigation

On June 28, 2021, Earthjustice representing Orutsararmiut Native Council (“ONC”) filed an appeal of the ADEC Commissioner’s decision upholding the ADEC’s Clean Water Act Section 401 water quality certification in Alaska Superior Court. In December 2021, at the request of the State of Alaska and Donlin Gold, the Alaska Superior Court suspended the case and remanded it to ADEC to allow for consideration of additional technical materials on mercury and temperature. After an administrative process, the Commissioner reaffirmed ADEC’s issuance of the 401 Certification on August 18, 2023. The suspension of the previously filed Alaska Superior Court case was then lifted and Earthjustice filed its opening brief with the Alaska Superior Court in January 2024. Briefing is complete and oral arguments were held on August 30, 2024. A decision is anticipated from the Alaska Superior Court in 2025.

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three Y-K villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. On April 12, 2023, the Alaska Superior Court affirmed ADNR’s issuance of the ROW lease in the Earthjustice case. Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. On May 25, 2022, Earthjustice, representing ONC and five Y-K villages, filed an appeal of ADNR’s issuance of certain water rights permits to Donlin Gold in Alaska Superior Court. After briefing and oral argument, on September 1, 2023, the Alaska Superior Court affirmed ADNR’s decision on Donlin Gold’s water rights permits. On October 2, 2023, Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. Earthjustice’s opening brief was submitted to the Alaska Supreme Court on January 4, 2024. Response briefs from the State of Alaska and Donlin Gold were completed in April 2024, and Earthjustice subsequently filed their reply brief in May 2024. Briefing on Earthjustice’s appeal of the Alaska Superior Court affirmation of ADNR’s issuance of the State pipeline ROW lease to the Alaska Supreme Court was completed in February 2024. Oral arguments for both the water rights permits and the State pipeline ROW were held November 12, 2024, and a decision is anticipated in 2025.

On April 5, 2023, Earthjustice representing ONC and six Y-K villages filed suit against the U.S. government in Anchorage Federal District Court (the “Federal District Court”) asking the Federal District Court to invalidate the Donlin Gold Joint Record of Decision, which included the U.S. Army Corps’ of Engineers’ issuance of the 404 permit and the Department of Interior, Bureau of Land Management’s issuance of the ROW lease for the portions of the pipeline on Federal lands. The U.S. Department of Justice (“DOJ”) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold, and Calista were granted intervenor status in this case. The DOJ filed their brief supporting the issuance of the JROD and the sufficiency of the environmental analysis in the Final Environmental Impact Statement on April 2, 2024. Amicus briefs supporting the project were filed by the village of Crooked Creek and the Alaska federal Congressional delegation. Oral arguments were held on June 24, 2024, and the Federal District Court issued a decision on September 30, 2024. The decision rejected the plaintiffs’ arguments on two of the three issues raised in the litigation but agreed with plaintiffs that the federal agencies took too narrow of a view in analyzing the impact of a theoretical release from the TSF. The Federal District Court requested supplemental briefing on the appropriate remedy for addressing this issue. On October 7, 2024, the plaintiffs filed a request for reconsideration on one of the issues on which the Federal District Court had ruled against the plaintiffs and, at DOJ’s request, the Federal District Court suspended the schedule for briefing on the appropriate remedy until after the Federal District Court ruled on plaintiffs’ motion for reconsideration. On December 23, 2024, the Federal District Court denied plaintiffs’ request for reconsideration. The Court reestablished the remedy briefing schedule with initial briefs from all parties now due on January 31, 2025, and response briefs from all parties due on February 14, 2025.

NOVAGOLD RESOURCES INC.

To date, all permits and approvals granted to Donlin Gold by federal and state agencies remain issued and in place while the legal challenges described above proceed. We recognize the importance of preparedness and organization in these matters. With the unwavering support of Donlin Gold and its owners, we will continue to back the state and federal agencies in defending their thorough and diligent permitting processes and are committed to working with the federal agencies and all stakeholders on an appropriate remedy to address the Federal District Court’s decision.

Other remediation

During 2024, $157 in remediation expenditures were incurred for fieldwork at the historic former New Gold House property in Nome, Alaska, including re-seeding. Monitoring, sampling and maintenance work (as needed, based on monitoring results) is planned for the 2025 field season.

Consolidated Financial Results

The details of our Net loss are set forth below:

	Years ended November 30,
	2024	2023	Change
Net loss	$(45,621)	$(46,803)	$(1,182)
Net loss per common share, basic and diluted	$(0.14)	$(0.14)	$0.00

Net loss decreased by $1,182 from 2023, primarily due to lower field expenses at Donlin Gold, partially offset by higher corporate general and administrative expenses, increased interest expense on the promissory note, lower interest income on cash and term deposits and other income related to a gain in the fair market value of marketable securities and proceeds received for the 2021 sale of the Company’s interest in the San Roque mineral property. Donlin Gold expenses were lower with reduced site activity in 2024, compared to fieldwork and geotechnical drilling for the Alaska Dam Safety certificates and hydrological drilling to support mine planning and design in 2023. General and administrative costs increased primarily due to higher professional fees and employee compensation partially offset by lower stock-based compensation expense related to forfeiture of options and performance share units due to the departure of certain former employees.

Professional fees increased due to consulting fees primarily related to ongoing efforts to enhance the value of the Donlin Gold project by evaluating alternatives to further advance the project. Salaries and benefits increased primarily due to hiring of additional staff. Income tax expense relates to passive income taxable in Canada on a portion of interest income earned by U.S. subsidiaries, and for withholding taxes on the sale proceeds received during the first quarter of 2024 related to the 2021 sale of the Company’s interest in the San Roque mineral property in Argentina.

Liquidity and Capital Resources

Liquidity overview

With total cash and term deposits of $101,224, the Company has sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs for at least the next two years at current spending levels. Additional capital may be required to complete an updated Donlin Gold feasibility study. Considerable additional capital will be required if a decision to commence engineering and construction is reached by Donlin Gold. Future financing to fund construction is anticipated through debt and equity offerings, project specific debt, and/or other means. Our continued operations are dependent on our ability to obtain additional funding or to generate future cash flows. However, there is no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our anticipated expenditures in fiscal year 2025 are approximately $37,500, including $21,500 to fund the Donlin Gold project, and $16,000 for corporate general and administrative costs.

NOVAGOLD RESOURCES INC.

Our financial position includes the following as of November 30, 2024:

●	Cash and cash equivalents of $42,224, primarily held at three large Canadian chartered banks with investment grade credit ratings.
●	Term deposits of $59,000 held at two large Canadian chartered banks with investment grade credit ratings with maturities of less than one year.
●

Promissory note payable to Barrick of $151,522, including accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. At the current interest rate of 9.5%, interest on the note in fiscal year 2025 will total approximately $14,942.

Cash flows

In 2024, cash and cash equivalents decreased by $3,525, mainly to fund our share of Donlin Gold, corporate administrative expenses partially offset by a net reduction of term deposits held.

Spending on operating activities in 2024 increased by $4,856 compared to the prior year primarily due to increased corporate general and administrative expenses, lower interest income on cash and term deposits and higher income tax withholding related to passive income taxable in Canada on a portion of interest income earned by U.S. subsidiaries. Cash provided from investing activities in 2024 increased by $19,683 compared to the prior year primarily due to a net reduction of term deposits held in 2024 and lower Donlin Gold funding requirements. Financing activities reflect $174 of withholding tax on PSUs (as defined below) that vested at 100% during the year and settled with the issuance of net common shares. The PSU awards that matured and vested in December 2024 at 25% of the grant amount were also settled with the issuance of net common shares.

Outstanding share data

As of January 13, 2025, the Company had 334,646,571 common shares issued and outstanding. Also, as of January 13, 2025, the Company had: i) a total of 8,838,001 stock options outstanding; 7,816,967 of those stock options with a weighted-average exercise price of $6.21 and the remaining 1,021,034 with a weighted-average exercise price of C$7.62; and ii) 1,225,100 performance shares units (“PSUs”) and 284,378 deferred share units (“DSUs”) outstanding. Upon exercise of the foregoing convertible securities, the Company would be required to issue a maximum of 10,960,029 common shares.

Related party transactions

As of November 30, 2024, the Company has accounts receivable from Donlin Gold of $212 (November 30, 2023: $203) included in Other current assets for third party study costs contracted for by the Company on behalf of Donlin Gold.

Fourth quarter results

During the fourth quarter of 2024 we incurred a net loss of $10,860 compared to a net loss of $10,421 in the fourth quarter of 2023. The increase in net loss primarily resulted from higher corporate general and administrative expenses, increased interest on the promissory note, lower interest income, partially offset by reduced activity at Donlin Gold.

Critical Accounting Policies

We believe the following accounting policies are critical to our financial statements due to the degree of uncertainty regarding the judgements or assumptions involved and/or the magnitude of the asset, liability, or expense being reported.

Contingent note receivable

A portion of the proceeds on the sale of the Company’s 50% interest in the Galore Creek project to Newmont, included a contingent note for $75,000 receivable upon the approval of a Galore Creek project construction plan by the owner(s). The Company has assigned no value to the contingent note receivable as management determined that approval of Galore Creek project construction was not probable as of the closing of the Galore Creek sale, and management’s assessment did not change as of November 30, 2024. The contingent note will be recognized only when, in management’s judgement, payment is probable, and the amount recorded will not reverse in future periods.

Investment in affiliates

Investments in unconsolidated ventures over which the Company can exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. Donlin Gold LLC is a non-publicly traded equity investee holding the Donlin Gold project. We identified Donlin Gold as a Variable Interest Entity (“VIE”) as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE.

NOVAGOLD RESOURCES INC.

The Company’s maximum exposure to loss is its investment in Donlin Gold of $2,597 as of November 30, 2024. The Company reviews and evaluates its investment in the Donlin Gold project for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of an investment in an affiliate include a significant decrease in long-term expected gold price, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims, or a change in the development plan or strategy for the project. Management reviewed potential impairment indicators and determined that there were none as of November 30, 2024.

Share-based compensation

We grant share-based compensation awards in exchange for employee services, including a stock option plan and a PSU plan. The fair value of awards granted under the plans are recognized in the Consolidated Statements of Loss over the related service period. The fair values of stock options are estimated at the time of each grant using a Black‐Scholes option pricing model, and the fair values of PSUs are measured at each grant date using a Monte Carlo valuation model. The fair value estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option and PSU grants, estimates of forfeitures, the Company’s performance, and the Company’s performance in relation to its peers.

We grant members of the Board DSUs whereby each DSU entitles the directors to receive one common share of the Company or the market value thereof in cash, at the Company’s option, when they retire from service with the Company. The fair value of the DSUs is measured at the date of the grant in amounts ranging from 50% to 100% of directors’ annual retainers at the election of the directors. The fair value is recognized in the Consolidated Statements of Loss over the related service period.

In 2024, we incurred $7,237 in share-based compensation costs, a decrease of $1,494 over the prior year primarily due to the forfeiture of options and performance share units following the departure of the former Chief Financial Officer and other personnel during the year.

During 2024, we had 149,000 PSU awards that vested at 100% and 47,000 DSU awards that vested and were settled with the issuance of common shares. As of November 30, 2024, we had $2,348 of unrecognized compensation cost related to 4,361,486 non-vested stock options expected to be expensed and vest over a period of approximately two years. Also, as of November 30, 2024, we had 1,633,500 non-vested PSU awards outstanding of which 408,400 were fully expensed and vested in December 2024 at 25% of the grant amount, which were subsequently settled with the issuance of common shares. The remaining 1,225,100 non-vested PSU awards with $3,715] of unrecognized compensation cost will be expensed over a period of approximately two years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, and term deposit investments. All term deposits are held at two Canadian chartered banks with investment grade credit ratings and have maturities of less than one year.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2024, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.5 million in the interest accrued on the promissory note per annum. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

NOVAGOLD RESOURCES INC.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NOVAGOLD RESOURCES INC.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. and its subsidiaries (the Company) as of November 30, 2024 and 2023, and the related consolidated statements of loss and comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended November 30, 2024, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Recognition of the contingent note receivable

As described in Notes 2 and 4 to the consolidated financial statements, on July 27, 2018, the Company sold its interest in the Galore Creek project (the sale). As part of the consideration for the sale, the Company received a $75 million note (the contingent note receivable), which is contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that Galore Creek project construction approval was not probable as the closing of the Galore Creek sale or in subsequent periods. Management’s assessment did not change as of November 30, 2024. The contingent note will be recognized when, in management’s judgment, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the basis for recognizing the contingent note receivable. These procedures also included, among others, evaluating the reasonableness of management’s assessment regarding the probability of the owner(s) of the project approving the Galore Creek project construction plan. This included considering both publicly available information and the latest annual progress report provided by the owners of the project to the Company under the terms of the sale agreement.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada January 22, 2025

We have served as the Company’s auditor since 1984.

NOVAGOLD RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	As of November 30,
	2024	2023
ASSETS
Cash and cash equivalents	$42,224	$45,749
Term deposits	59,000	80,000
Other assets (Note 6)	1,530	1,470
Current assets	102,754	127,219
Investment in Donlin Gold (Note 5)	2,597	3,071
Other assets (Note 6)	4,402	3,000
Total assets	109,753	$133,290

LIABILITIES
Accounts payable and accrued liabilities	1,371	$703
Accrued payroll and related benefits	2,482	2,799
Income taxes payable	220	—
Other liabilities (Note 9)	413	404
Current liabilities	4,486	3,906
Promissory note (Note 7)	151,522	136,748
Other liabilities (Note 9)	1,161	859
Total liabilities	157,169	141,513

Commitments and contingencies (Notes 7, 8 and 9)

EQUITY (DEFICIT)
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 334.6 and 334.2 million shares, respectively	1,989,245	1,986,938
Contributed surplus	93,377	88,621
Accumulated deficit	(2,104,932)	(2,059,311)
Accumulated other comprehensive loss	(25,106)	(24,471)
Total equity (deficit)	(47,416)	(8,223)
Total liabilities and equity	109,753	$133,290

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang                  /s/ Hume Kyle

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except per share amounts)

	Years ended November 30,
	2024	2023	2022
Operating expenses:
General and administrative (Note 12)	$24,936	$21,783	$20,109
Equity loss - Donlin Gold (Note 5)	12,921	18,529	28,163
	37,857	40,312	48,272

Loss from operations	(37,857)	(40,312)	(48,272)
Interest expense on promissory note (Note 7)	(14,774)	(13,063)	(7,962)
Interest and dividend income	5,378	5,791	1,591
Accretion of notes receivable (Note 4)	—	579	849
Remediation expense	(339)	(541)	(366)
Other income (expense), net (Note 14)	2695	782	784
Loss before income taxes	(44,897)	(46,764)	(53,376)
Income tax recovery (expense) (Note 15)	(724)	(39)	33
Net loss	(45,621)	(46,803)	(53,343)

Other comprehensive income (loss):
Foreign currency translation adjustments	(635)	(54)	(1,128)
	(635)	(54)	(1,128)

Comprehensive loss	$(46,256)	$(46,857)	$(54,471)

Net loss per common share – basic and diluted	$(0.14)	$(0.14)	$(0.16)

Weighted average shares outstanding
Basic and diluted (thousands)	334,458	334,057	333,236

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2024	2023	2022
Operating activities:
Net loss	$(45,621)	$(46,803)	$(53,343)
Adjustments:
Equity loss – Donlin Gold	12,921	18,529	28,163
Interest expense on promissory note	14,774	13,063	7,962
Share-based compensation	7,237	8,731	8,214
Remediation expense	339	541	366
Foreign exchange (gain) loss	(516)	43	(595)
Accretion of notes receivable	—	(579)	(849)
Change in fair value of marketable securities	(1,436)	(269)	(189)
Gain on sale of mineral property	(743)	(556)	—
Other operating adjustments	35	49	(44)
Net change in operating assets and liabilities (Note 17)	368	(535)	(2,056)
Net cash used in operating activities	(12,642)	(7,786)	(12,371)

Investing activities:
Proceeds from term deposits	140,000	148,000	148,000
Purchases of term deposits	(119,000)	(166,000)	(132,000)
Funding of Donlin Gold	(12,447)	(17,752)	(28,435)
Proceeds from notes receivable	—	25,000	—
Proceeds from sale of mineral property	743	556	—
Other	59	(132)	73
Net cash provided from investing activities	9,355	(10,328)	(12,362)

Financing activities:
Withholding tax on share-based compensation	(174)	—	(2,122)
Net cash used in financing activities	(174)	—	(2,122)

Effect of exchange rate changes on cash and cash equivalents	(64)	(19)	(387)
Net change in cash and cash equivalents	(3,525)	(18,133)	(27,242)
Cash and cash equivalents at beginning of year	45,749	63,882	91,124
Cash and cash equivalents at end of year	$42,224	$45,749	$63,882

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(U.S. dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total equity
	Shares	Amount	surplus	deficit	AOCL*	(deficit)

November 30, 2021	332,416	$1,978,520	$82,216	$(1,959,165)	$(23,289)	$78,282

Share-based compensation	—	—	8,214	—	—	8,214
Performance share units (PSUs) settled in shares	430	1,731	(1,731)	—	—	—
Deferred share units (DSUs) settled in shares	53	249	(249)	—	—	—
Stock options exercised	854	3,462	(3,462)	—	—	—
Withholding tax on PSUs	—	—	(2,122)	—	—	(2,122)
Net loss	—	—	—	(53,343)	—	(53,343)
Other comprehensive loss	—	—	—	—	(1,128)	(1,128)
November 30, 2022	333,753	$1,983,962	$82,866	$(2,012,508)	$(24,417)	$29,903

Share-based compensation	—	—	8,731	—	—	8,731
DSUs settled in shares	48	246	(246)	—	—	—
Stock options exercised	446	2,730	(2,730)	—	—	—
Net loss	—	—	—	(46,803)	—	(46,803)
Other comprehensive income	—	—	—	—	(54)	(54)
November 30, 2023	334,247	$1,986,938	$88,621	$(2,059,311)	$(24,471)	$(8,223)

Share-based compensation	—	—	7,237	—	—	7,237
PSUs settled in shares	149	800	(800)	—	—	—
DSUs settled in shares	47	224	(224)	—	—	—
Stock options exercised	124	1,283	(1,283)	—	—	—
Withholding tax on PSUs	—	—	(174)	—	—	(174)
Net loss	—	—	—	(45,621)	—	(45,621)
Other comprehensive loss	—	—	—	—	(635)	(635)
November 30, 2024	334,567	$1,989,245	$93,377	$(2,104,932)	$(25,106)	$(47,416)

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 1 – THE COMPANY

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. The Company has not realized revenues from its principal asset. The Company’s principal asset is a 50% interest in the Donlin Gold project in Alaska, USA. The Donlin Gold project is owned and operated by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”).

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

References in these Consolidated Financial Statements and Notes to $ refer to United States (U.S.) dollars and C$ to Canadian dollars. Dollar amounts are in thousands, except for per share amounts.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules

Updates to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements or disclosures.

Updates to Income Tax Disclosure

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 "Income Taxes (Topic 470): Improvements to Income Tax Disclosures." ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

SEC Final Climate Rule

In March 2024, the SEC issued a final rule that requires registrants to disclose climate-related information in their annual reports and in registration statements. In April 2024, the SEC chose to stay the newly adopted rulemaking pending judicial review of related consolidated Eighth Circuit petitions. If the stay is lifted, certain disclosures may be required in annual reports for the year ending November 30, 2026, filed in 2027. The Company is currently monitoring the outcome of political and legal developments surrounding the new rules and in the meantime is evaluating the impact of the rules on its consolidated financial statements.

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

NOTE 4 – NOTES RECEIVABLE

Changes in the Company’s Notes receivable are summarized as follows:

	Years ended November 30,
	2024	2023	2022
Balance – beginning of period	$—	$24,421	$23,572
Accretion of notes receivable	—	579	849
Payment received	—	(25,000)	—
Balance – end of period	$—	$—	$24,421

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

No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of November 30, 2024.

Minas San Roque

On November 3, 2021, the Company sold its 49% interest in the Minas San Roque project in Argentina to Marifil S.A., a subsidiary of International Iconic Gold Mines Ltd. (“Iconic”) for cash proceeds of C$250 upon closing, a C$750 note receivable due on November 1, 2022, and a C$1,000 note receivable due on November 1, 2023. On closing, the Company determined the fair value of the notes was nil. Iconic completed the C$750 note payment due on November 1, 2022 in December 2022, and the C$1,000 note payment due on November 1, 2023 in January 2024.

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Years ended November 30,
	2024	2023	2022
Balance – beginning of period	$3,071	$3,848	$3,576
Share of losses:
Mineral property expenditures	(12,351)	(17,918)	(27,690)
Depreciation	(530)	(571)	(427)
Accretion	(40)	(40)	(46)
	(12,921)	(18,529)	(28,163)
Funding	12,447	17,752	28,435
Balance – end of period	$2,597	$3,071	$3,848

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold. Donlin Gold capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property for Donlin Gold than that of the Company.

	As of November 30,
	2024	2023
Current assets: Cash, prepaid expenses, and other receivables	$3,745	$3,410
Non-current assets: Right-of-use assets, property and equipment	965	1,456
Non-current assets: Mineral property	32,654	32,615
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(1,947)	(1,669)
Non-current liabilities: Reclamation and lease obligations	(820)	(741)
Net assets	$34,597	$35,071

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 6 – OTHER ASSETS

	As of November 30,
	2024	2023
Other current assets:
Accounts receivable	$22	$43
Interest receivable	89	99
Receivable from Donlin Gold	212	203
Prepaid expenses	1,207	1,125
	$1,530	$1,470

Other long-term assets:
Marketable equity securities	$3,387	$2,102
Right-of-use assets	896	757
Office equipment	119	141
	$4,402	$3,000

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $151,522, comprising $51,576 in principal, and $99,946 in accrued interest at U.S. prime plus 2%, compounded semi-annually. The average effective interest rate was 10.5%, 10.3%, and 6.8%, in 2024, 2023 and 2022, respectively. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

Changes in the Company’s Promissory Note is summarized as follows:

	Years ended November 30,
	2024	2023	2022
Balance – beginning of period	$136,748	$123,685	$115,723
Interest expense on promissory note	14,774	13,063	7,962
Balance – end of period	$151,522	$136,748	$123,685

NOTE 8 – LEASES

The Company leases office space under non-cancelable operating leases with original lease terms of five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five years. These optional periods have not been considered in the determination of Right-of-Use (“ROU”) assets or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options. Certain of our leases include payments that vary based on the Company’s level of usage and operations. These variable payments are not included within ROU assets and lease liabilities in the Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Lease expenses are included in General and administrative expense – Office expense on the Consolidated Statements of Loss and include the following components:

	Years ended November 30,
	2024	2023	2022
Operating lease cost	$225	$232	$234
Variable lease cost	135	121	126
Short-term lease cost	6	5	5
	$366	$358	$365

Future minimum lease payments under non-cancellable operating leases as of November 30, 2024, were as follows:

2025	$216
2026	215
2027	226
2028	247
2029	141
Thereafter	14
Total future minimum lease payments	1,059
Less: imputed interest	(129)
$930

Other information regarding leases includes the following:

	Years ended November 30,
	2024	2023	2022
Cash paid for operating leases	$232	$193	$238
Variable lease cost	135	121	126
Short-term lease cost	6	5	5
	$373	$319	$369

ROU assets obtained in exchange for lease liabilities	$—	$—	$750
Weighted average:
Remaining lease term (years) – operating leases	4.6	4.8	5.6
Discount rate – operating leases	6.7%	5.9%	5.8%

NOTE 9 – OTHER LIABILITIES

	As of November 30,
	2024	2023
Other current liabilities:
Remediation liabilities	$244	$212
Lease obligations	169	192
	$413	$404

Other long-term liabilities:
Remediation liabilities	$400	$250
Lease obligations	761	609
	$1,161	$859

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 10 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 334,567,187 were issued and outstanding as of November 30, 2024, and 334,246,859 were issued and outstanding as of November 30, 2023.

Preferred shares

Pursuant to the Company’s Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the directors. The directors have the authority to determine the preferences, limitations, and relative rights of each series of preferred shares. As of November 30, 2024 and 2023, no preferred shares were issued or outstanding.

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, accounts payable and accrued liabilities, and promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair values of the Company’s other financial instruments approximate their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, receivable from Donlin Gold, accounts payable and accrued liabilities, and promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $3,387 as of November 30, 2024 ($2,102 as of November 30, 2023), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 12 – GENERAL AND ADMINISTRATIVE

	Years ended November 30,
	2024	2023	2022
Share-based compensation (Note 13)	$7,237	$8,731	$8,214
Salaries and benefits	7,958	7,009	6,710
Office expense	3,205	3,302	2,992
Professional fees	5,279	1,647	1,177
Corporate communications and regulatory	1,235	1,084	1,009
Depreciation	22	10	7
	$24,936	$21,783	$20,109

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 13 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives, employees and eligible consultants, a PSU plan for executives, employees, and eligible consultants and a DSU plan for non-executive directors of the Company. As of November 30, 2024, 29,350,311 common shares were available for future share incentive plan awards under all three plans.

The following table shows the recognized share-based compensation expense (see Note 12 - General and administrative) by award type:

	Years ended November 30,
	2024	2023	2022
Stock options	$4,236	$4,594	$4,642
Performance share unit plan	2,727	3,910	3,345
Deferred share unit plan	274	227	227
	$7,237	$8,731	$8,214

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

A summary of stock options outstanding as of November 30, 2024, and activity during the year ended November 30, 2024 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2023	7,606,200	$6.59
Granted	3,088,900	4.12
Exercised	(890,000)	3.67
Forfeited	(765,663)	4.96
Expired	(189,902)	7.16
November 30, 2024	8,849,535	$6.12	2.37	$138
Vested and exercisable as of November 30, 2024	4,488,049	$7.39	1.25	$—

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

The following table summarizes key stock option valuation inputs:

	Years ended November 30,
	2024	2023	2022
Weighted-average assumptions used to value stock option awards:
Expected volatility	48.7%	48.4%	46.5%
Expected term of options (years)	4	4	4
Expected dividend rate	—	—	—
Risk-free interest rate	4.29%	3.85%	1.13%
Weighted-average grant-date fair value	$1.76	$2.40	$2.49
Intrinsic value of options exercised	$471	$2,339	$5,723
Cash received from options exercised	$—	$—	$—

As of November 30, 2024, the Company had $2,348 of unrecognized compensation cost related to 4,361,486 non-vested stock options expected to be expensed and vest over a period of approximately two years.

Performance share units

The Company has a PSU plan that provides for the issuance of PSUs in amounts as approved by the Company’s Compensation Committee. Each PSU award entitles the participant to receive one common share of the Company at the end of a specified period. The Compensation Committee may adjust the number of common shares for the achievement of certain performance and vesting criteria established at the time of grant. The actual performance against each of these criteria generates a multiplier that varies from 0% to 150%. Thus, the common shares that may be issued varies between 0% and 150% of the number of PSUs granted, as reduced by the amounts for participants no longer with the Company on the vesting date.

The value of each PSU granted is estimated at the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the share price volatility of the Company’s stock, as well as a comparator index and the correlation of returns between the comparator index and the Company’s shares. Expected volatility is based on the historical volatility of the Company’s shares and the comparator index at the grant date. As new PSUs and stock options are generally granted on the same date, many of the key valuation input assumptions are the same for both share incentive award types.

A summary of PSU awards outstanding as of November 30, 2024, and activity during the year ended November 30, 2024 are as follows:

	Number of PSU awards	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2023	1,605,500	$6.89
Granted	886,800	4.20
Retention awards vested	(181,700)	5.65
Expired	(319,300)	9.92
Forfeited	(339,200)	5.33
Vested/Matured	(18,600)	5.32
November 30, 2024	1,633,500	$5.32	$—

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

The following table summarizes key PSU valuation inputs:

	Years ended November 30,
	2024	2023	2022
Weighted-average assumptions used to value PSU awards:
Expected volatility of Company shares	42.5%	53.9%	52.4%
Expected volatility of TSX index	29.2%	37.5%	34.5%
Expected correlation between Company shares and TSX	78.3%	80.6%	80.7%
Expected term of PSUs (years)	3	3	3
Risk-free interest rate	4.22%	3.52%	1.07%
Number of PSUs granted	886,800	605,500	516,700
Weighted-average grant-date fair value	$4.20	$5.77	$6.75

As of November 30, 2024, the Company had 1,633,500 non-vested PSU awards outstanding of which 408,400 were fully expensed and vested in December 2024 at 25% of the grant amount and subsequently settled with the issuance of common shares. The remaining 1,225,100 non-vested PSU awards with $3,715 of unrecognized compensation cost will be expensed over a period of approximately two years. On December 15, 2022, 181,700 PSUs were granted to the Company’s executive officers as a retention incentive and vested on June 30, 2024.

The following table summarizes other PSU-related vesting information:

	Years ended November 30,
	2024	2023	2022
Performance multiplier on PSUs vested	100%	—%	93%
Common shares issued	149,559	—	430,045
Total fair value of common shares issued	$800	$—	$2,903
Withholding tax paid on PSUs vested	$174	$—	$2,122

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the directors to receive one common share or the market value thereof in cash, at the Company’s option, when they retire from the Company. The Company granted 76,781, 43,658, and 38,470 DSUs to directors with a weighted-average grant day fair value of $4.62, $5.04, and $5.74 per DSU during 2024, 2023, and 2022, respectively. The Company issued 46,405, 48,446, and 52,930 common shares under the DSU plan to directors that retired from the Company in 2024, 2023, and 2022, respectively. As of November 30, 2024, there were 314,715 DSUs outstanding.

NOTE 14– OTHER INCOME (EXPENSE), NET

	Years ended November 30,
	2024	2023	2022
Gain on sale of mineral property	$743	$556	$—
Change in fair market value of marketable securities	1,436	269	189
Foreign exchange gain (loss)	516	(43)	595
	$2,695	$782	$784

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 15 – INCOME TAXES

The Company’s statutory tax rate is 27% and is expected to remain unchanged until at least 2025.

The Company’s Income tax expense (recovery) consisted of:

	Years ended November 30,
	2024	2023	2022
Current:
Canada	$—	$—	$—
Foreign	724	39	(33)
	724	39	(33)
Deferred:
Canada	—	—	—
Foreign	—	—	—
	—	—	—
Income tax (recovery) expense	724	$39	$(33)

The Company’s Loss before income taxes consisted of:

	Years ended November 30,
	2024	2023	2022
Canada	$289	$(18,213)	$(17,062)
Foreign	(45,186)	(28,551)	(36,314)
	$(44,897)	$(46,764)	$(53,376)

The Company’s Income tax (recovery) expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

		Years ended November 30,
		2024		2023		2022
Loss before income taxes		$(44,897)		$(46,764)		$(53,376)
Federal Income Tax Rate		15.00%		15.00%		15.00%
British Columbia Income Tax Rate		12.00%		12.00%		12.00%
Statutory income tax rate		27.00%		27.00%		27.00%

Combined federal and provincial statutory tax rate	27.0%	(12,122)	27.0%	(12,626)	27.0%	(14,412)
Reconciling items:
Non-deductible expenditures	-4.9%	2,207	-5.9%	2,767	-4.5%	2,411
Foreign accrual property income	-3.8%	1,715	-3.6%	1,682	-1.2%	666
Effect of different statutory tax rates on earnings or losses of subsidiaries	0.8%	(359)	0.9%	(407)	1.0%	(518)
Withholding taxes	-0.2%	99		—		—
Change in valuation allowance on deferred tax assets	-20.4%	9,144	-18.5%	8,623	-22.3%	11,852
Other	-0.1%	40	—	—	0.1%	(32)
Income tax (recovery) expense	-1.6%	$724	-0.1%	$39	0.1%	$(33)

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	As of November 30,
	2024	2023
Deferred tax income assets:
Net operating loss carry forwards	$200,693	$193,508
Capital loss carry forwards	46,528	47,995
Mineral properties	605	624
Intangible assets	448	462
Property and equipment	183	184
Investment in affiliates	48,486	47,522
Unpaid interest expense	2,105	2,105
Unrealized loss on investments	56	196
Asset retirement obligation	183	131
Other	970	1,129
	300,257	293,856
Valuation allowances	(299,829)	(293,536)
	428	320
Deferred income tax liabilities:
Notes receivable	—	—
Capitalized assets and other	(428)	(320)
	(428)	(320)
Net deferred income tax assets (liabilities)	$—	$—

Net operating losses available to offset future taxable income are as follows:

Year of Expiry	U.S.	Canada
2025	$13,382	$—
2026	18,493	17,252
2027	85	1,722
2028	11,223	—
2029	10,916	11,163
2030	16,580	14,854
2031	309,772	14,783
2032	14,529	18,042
2033	15,607	13,615
2034	16,383	9,795
2035	14,764	8,945
2036	14,111	8,802
2037	—	5,853
2038	—	5,965
2039	—	5,407
2040	—	6,439
2041	—	—
2042	—	6,644
2043	—	4,993
2044	—	9,411
Indefinite	92,423	—
	$548,268	$163,685

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

U.S. net operating losses arising in tax years ending after December 31, 2017 can be carried over to each taxable year following the tax year of loss (indefinitely). The Company has capital loss carry-forwards of approximately $344,655 as of November 30, 2024 (November 30, 2023: $355,516) for Canadian tax purposes. These tax losses are carried forward indefinitely.

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period and are further dependent upon the Company attaining profitable operations. Ownership changes occurred on January 22, 2009 and on December 31, 2012 and the U.S. tax losses related to NOVAGOLD Resources Alaska Inc. and its investment in Donlin Gold for the three-year periods prior to the change in control may be subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited or they may expire un-utilized. Losses incurred to date may be further limited if a subsequent change in control occurs.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated include the cumulative loss incurred as of November 30, 2024. Such objective evidence limits the ability to consider other subjective evidence such as management’s projections for future growth. On the basis of this evaluation, as of November 30, 2024, a valuation allowance of $299,829 (November 30, 2023: $293,536), has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. However, the amount of deferred tax asset considered realizable may change if estimates of future taxable income during the carryforward period are positive or if objective negative evidence in the form of cumulative losses is no longer present in which case additional weight may be given to subjective evidence such as management’s projections for growth.

Uncertain tax position

There were no uncertain tax positions as of November 30, 2024, 2023 and 2022. The Company recognizes interest and penalties related to uncertain tax positions, if any, as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. As of November 30, 2024, 2023 and 2022, there were no accrued interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. With few exceptions, the tax years that remain subject to examination as of November 30, 2024, are 2018 to 2024 in Canada and 2019 to 2024 in the United States.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $731 in 2024 ($990 in 2023 and $681 in 2022). As of November 30, 2024, the Company has accounts receivable from Donlin Gold of $212 (November 30, 2023: $203) included in Other current assets.

NOTE 17 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Years ended November 30,
	2024	2023	2022
Changes in operating assets and liabilities:
Other assets	$(100)	$694	$(1,962)
Accounts payable and accrued liabilities	708	(62)	128
Accrued payroll and related benefits	(309)	268	(92)
Income taxes payable	226	—	—
Remediation liability	(157)	(1,435)	(130)
	$368	$(535)	$(2,056)

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended November 30,
	2024	2023	2022
Interest and dividends received	$5,539	$5,754	$1,684
Income taxes refunded	—	$325	$17
Income taxes paid	$645	$75	$—

NOVAGOLD RESOURCES INC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the year ended November 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2024.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

NOVAGOLD RESOURCES INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” “Information Concerning the Board of Directors And Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.” is incorporated by reference in this section. Finally, the information in our 2024 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

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

The information appearing in our 2024 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion & Analysis”, “Tabular Disclosure of Executive Compensation”, “Non-Executive Director Compensation” and “Compensation Committee Report” is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing in our 2024 Proxy Statement under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Equity Compensation Plan Information as of November 30, 2024

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock Award Plan	8,849,535	(1)	C$7.62/$6.21 (2)	17,915,839	(3)
PSU	1,633,500	(4)	n/a	8,403,515	(5)
DSU	314,714	(6)	n/a	3,030,957	(7)
Equity compensation plans not approved by security holders	—		—	—
Total	10,797,749			29,350,311

NOVAGOLD RESOURCES INC.

(1)	The options issued and outstanding represent approximately 2.65% of the Company’s common shares issued and outstanding as of November 30, 2024.

(2)	Of the 8,849,535 options issued and outstanding, 1,021,034 have a weighted average exercise price of C$7.62 and 7,828,501 have a weighted average exercise price of $6.21.

(3)

The number of options available for future issuance is a number equal to eight percent of the issued and outstanding common shares from time to time, less the number of outstanding options. The 17,915,839 options available for future issuance represent 5.35% of the Company’s issued and outstanding common shares as of November 30, 2024.

(4)

Assumes vesting at 100% of PSU grant amount. PSUs can vest anywhere from 0% to 150% of the PSU grant amount depending upon performance against established quantitative performance criteria. The PSUs issued and outstanding represent approximately 0.49% of the Company’s common shares issued and outstanding as of November 30, 2024.

(5)

The number of PSUs available for future issuance is a number equal to three percent of the issued and outstanding common shares from time to time, less the number of outstanding PSUs. The 8,403,515 PSUs available for future issuance represent 2.51% of the Company’s issued and outstanding common shares as of November 30, 2024.

(6)	The DSUs issued and outstanding represent approximately 0.09% of the Company’s common shares issued and outstanding as of November 30, 2024.

(7)

The number of DSUs available for future issuance is a number equal to one percent of the issued and outstanding common shares from time to time, less the number of outstanding DSUs. The 3,030,957 DSUs available for future issuance represent 0.91% of the Company’s issued and outstanding common shares as of November 30, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2024 Proxy Statement under the headings “Interest Of Informed Persons In Material Transactions”, “Board of Directors” and “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2024 Proxy Statement regarding Audit Fees, Audit Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies and Procedures under the subheading “Appointment of Auditors” is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as of November 30, 2024 and 2023 and for the years ended November 30, 2024, 2023 and 2022.

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto. See section Item 8. Financial Statements and Supplementary Data.

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

Employment Agreement between NOVAGOLD USA, Inc. and David Ottewell, dated September 10, 2012, identified in exhibit list below.

Employment Agreement between NovaGold USA, Inc. and Richard A. Williams dated January 8, 2013, identified in exhibit list below.

Employment Agreement between NovaGold USA, Inc. and Peter Adamek dated July 25, 2024, identified in exhibit list below.

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

Share Purchase Agreement, dated July 25, 2018, by and among NOVAGOLD RESOURCES INC., Newmont Mining Corporation and Newmont Canada FN Holdings ULC (incorporated by reference to Exhibit 99.3 of the Form 8-K/A, filed with the Securities and Exchange Commission on October 3, 2018)

10.13

Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and Richard A. Williams, dated January 8, 2013. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2024, filed with the Securities and Exchange Commission on October 2, 2024)

10.14

Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and Peter Adamek, dated July 25, 2024. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2024, filed with the Securities and Exchange Commission on October 2, 2024)

19.1

Registrant’s Insider Trading Policy adopted January 29, 2014, and amended May 18, 2023 (incorporated by reference to Exhibit 19.1 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2023, filed with the Securities and Exchange Commission on January 24, 2024)

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
96.1

S-K 1300 Technical Report Summary on the Donlin Gold Project, Alaska, USA (incorporated by reference to Exhibit 96.1 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2021, filed with the Securities and Exchange Commission on January 26, 2022)

97.1

Registrant’s Incentive Compensation Recovery Policy dated November 17, 2023 (incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2023, filed with the Securities and Exchange Commission on January 24, 2024)

101

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

Date: January 23, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 23, 2025

/s/ Peter Adamek	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 23, 2025

/s/ Thomas S. Kaplan	Board Chair	January 23, 2025

/s/ Elaine Dorward-King	Director	January 23, 2025

/s/ Diane Garrett	Director	January 23, 2025

/s/ Hume Kyle	Director	January 23, 2025

/s/ Kalidas Madhavpeddi	Director	January 23, 2025

/s/ Kevin McArthur	Director	January 23, 2025

/s/ Daniel Muñiz Quintanilla	Director	January 23, 2025

/s/ Ethan Schutt	Director	January 23, 2025

/s/ Dawn Whittaker	Director	January 23, 2025

Item 15.(a)(2) Schedule A

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Donlin Gold LLC

Opinion

We have audited the accompanying financial statements of Donlin Gold LLC (the “Company”), which comprise the balance sheets as of November 30, 2024 and November 30, 2023, and the related statements of loss and comprehensive loss, equity, and cash flows for each of the three years in the period ended November 30, 2024, including the related notes (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and November 30, 2023, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Vancouver, Canada
January 21, 2025

DONLIN GOLD LLC

BALANCE SHEETS

(U.S. dollars in thousands)

	At November 30,
	2024	2023

ASSETS
Cash	$6,590	$5,907
Inventory	190	244
Accounts receivable	417	285
Prepaid expenses	293	385
Current assets	7,490	6,821
Plant and equipment (note 4)	1,932	2,910
Mineral property (note 5)	65,308	65,230
Total assets	$74,730	$74,961

LIABILITIES
Accounts payable and accrued liabilities	$3,667	$2,620
Due to related parties (note 6)	228	716
Current liabilities	3,895	3,336
Reclamation and remediation (note 7)	1,640	1,482
Total liabilities	5,535	4,818

Commitments and contingencies (notes 3 and 8)

EQUITY
Partners’ contributions	597,998	573,104
Accumulated deficit	(528,803)	(502,961)
Total equity	69,195	70,143
Total liabilities and equity	$74,730	$74,961

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years ended November 30,
	2024	2023	2022

Operating expenses:
Drilling, studies and engineering	$7,277	$20,576	$37,914
General and administrative	5,993	5,498	5,976
Permitting and environmental	4,745	3,470	4,816
Mineral property leases	3,421	3,234	3,605
Community relations	3,266	3,057	3,066
Depreciation	1,060	1,143	856
Accretion	80	79	93
	25,842	37,057	56,326

Loss from operations	$(25,842)	$(37,057)	$(56,326)

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2024	2023	2022

Operating activities:
Net loss	$(25,842)	$(37,057)	$(56,326)
Adjustments:
Depreciation	1,060	1,143	856
Other adjustments (Accretion and leases)	80	73	75
Changes in operating assets and liabilities:
Prepaid expenses	92	(4)	51
Inventory	54	88	(30)
Accounts receivable	(132)	(92)	(51)
Accounts payable and accrued liabilities	559	(1,225)	1,481
Net cash used in operations	(24,129)	(37,074)	(53,944)

Investing activities:
Capital expenditures - plant and equipment	(82)	(58)	(2,145)
Net cash used in investing	(82)	(58)	(2,145)

Financing activities:
Partners’ contributions	24,894	35,504	56,870
Net cash provided from financing activities	24,894	35,504	56,870

Increase/(Decrease) in cash during the year	683	(1,628)	781
Cash at beginning of year	5,907	7,535	6,754
Cash at end of year	$6,590	$5,907	$7,535

DONLIN GOLD LLC

STATEMENTS OF EQUITY

(U.S. dollars in thousands)

	Barrick contributions	NOVAGOLD contributions	Accumulated deficit	Total equity

December 1, 2021	$240,365	$240,365	$(409,578)	$71,152

Partners’ cash contribution	28,435	28,435	—	56,870
Net loss	—	—	(56,326)	(56,326)
November 30, 2022	$268,800	$268,800	$(465,904)	$71,696

Partners’ cash contribution	17,752	17,752	—	35,504
Net loss	—	—	(37,057)	(37,057)
November 30, 2023	$286,552	$286,552	$(502,961)	$70,143

Partners’ cash contribution	12,447	12,447	—	24,894
Net loss	—	—	(25,842)	(25,842)
November 30, 2024	$298,999	$298,999	$(528,803)	$69,195

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 – NATURE OF OPERATIONS AND ECONOMIC DEPENDANCE

On December 1, 2007, Barrick Gold U.S. Inc. (“Barrick”) and NOVAGOLD Resources Alaska, Inc. (“NOVAGOLD”), formed Donlin Gold LLC, a Delaware limited liability corporation, (the “Company”) to advance the Donlin Gold Project in Alaska. Barrick and NOVAGOLD each own a 50% interest in the Company. Donlin Gold LLC has a board of four directors, with two nominees selected by each company. All significant decisions related to Donlin Gold LLC require the approval of both companies. The Company currently depends on Barrick and NOVAGOLD for all of its funding and has received commitments from its shareholders that they will fund the Company for the next twelve months from the date of the financial statement. These financial statements have been prepared pursuant to Rule 3-09 of SEC Regulation S-X for inclusion in NOVAGOLD Resources Inc.’s 10-K, as the Company is an equity investee of NOVAGOLD Resources Alaska, Inc., a wholly owned subsidiary of NOVAGOLD Resources Inc.

The Company’s Board of Directors approved the Project's Updated Feasibility Study in July 2012. The Company subsequently initiated the permitting process. The U.S. Army Corps of Engineers (the “Corps”) issued the final Environmental Impact Statement (EIS) on April 27, 2018. On August 13, 2018, the Corps and the Bureau of Land Management (BLM) issued a joint Federal Record of Decision (ROD) for the Donlin Gold Project along with their respective federal permit authorizations. Several major State of Alaska authorizations have also been issued, including the approval of the Donlin Gold Reclamation and Closure Plan, Waste Management Permit, Water Discharge Permit, Permit to Appropriate Water, Title 16 Fish Habitat Permits for the mine area and right of way agreements with the State and BLM. At the end of 2024, four appeals remained active in both the State of Alaska and U.S. Federal courts concerning permits granted for the project. These include: the appeal of the Alaska Department of Environmental Conservation (ADEC) Clean Water Act Section 401 Certificate of Reasonable Assurance at the State Superior Court level; appeals regarding the state pipeline right-of-way and the water rights in the State’s Supreme Court; and one appeal concerning the EIS, ROD, and associated federal permits in the U.S. Federal Court.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

These financial statements are presented in United States dollars ($) and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).

Use of estimates

The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The significant area requiring the use of management estimates and assumptions relates to environmental, reclamation and closure obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from amounts estimated in these financial statements.

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

Depreciation methods, useful lives and residual values are reviewed in each financial year and adjusted if appropriate.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

Leases

The Company reviews all contracts and determines if the arrangement represents or contains a lease, at inception. Operating leases would be included in Right of use assets and Lease obligations (current and long-term) in the Balance Sheets. The Company does not have any finance leases.

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

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or assets group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or assets. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral reserves, foreign exchange rates, production levels and operating, capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect management’s estimates.

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

Cash and cash equivalents

Cash and cash equivalents consist of cash held at a single financial institution. The fair value of the Company’s financial assets, which includes cash, approximates their carrying values due to their short-term nature.

Trade payables

The fair value of the Company’s financial liabilities, such as accounts payable and accrued liabilities approximates their carrying values due to their short-term nature.

Due to related parties

The amounts due to Barrick and NOVAGOLD are non-interest bearing, unsecured and are due on demand.

NOTE 3 – LEASES

The Company currently leases office space under a short-term operating lease with a lease term of one year. The lease requires monthly lease payments during that year.

The Company performed evaluations of its contracts and determined its identified leases are operating and short-term leases. No variable leases with non-cancelable terms greater than one month were identified.

Operating lease expenses are included on the Statements of Loss in General and administrative expense and Mineral property leases and include the following components for the year ended November 30, 2024:

	At November 30,
	2024	2023
Operating lease cost	—	75
Variable lease cost	—	—
Short-term lease cost	944	671
	$944	$746

There are no future minimum lease payments under non-cancellable operating leases as of November 30, 2024.

Other information regarding leases for the year ended November 30, 2024, includes the following:

	At November 30,
	2024	2023
Cash paid for operating leases	$—	$87
Right-of-use assets obtained in exchange for lease liabilities	$—	$—

NOTE 4 – PLANT AND EQUIPMENT

	At November 30,
	2024	2023
Plant and equipment	$8,378	$8,296
Accumulated depreciation	(6,446)	(5,386)
	$1,932	$2,910

DONLIN GOLD LLC

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 – MINERAL PROPERTY

	At November 30,
	2024	2023
Acquisition cost	64,000	64,000
Asset retirement cost	1,308	1,230
	$65,308	$65,230

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received management, administrative services, and third party contracted services on behalf of the Company from Barrick for $452 in 2024, $332 in 2023, and $1,288 in 2022, and received from NOVAGOLD third party contracted services on behalf of the Company for $815 in 2024, $923 in 2023, and $681 in 2022. Both Barrick and NOVAGOLD amounts are included in General and Administrative, and drilling, studies and engineering expense.

The Company has accounts payable to Barrick at November 30, 2024 of $84 (2023: $474) for reimbursement of management, administrative services, and third party contracted services on behalf of the Company and to NOVAGOLD of $144 (2023: $243) for reimbursement of third party contracted services on behalf of the Company.

NOTE 7 – RECLAMATION AND REMEDIATION

Significant reclamation and closure activities include rehabilitation and decommissioning of the camp and drill sites. Although the ultimate amount or timing of reclamation costs cannot be predicted with certainty, the estimated discounted cash flows required to settle the Company’s obligations for work undertaken at the site to date is $1,640.

	At November 30,
	2024	2023
Reclamation and Remediation	1,482	1,403
Changes in estimated costs and timing	78	—
Accretion	80	79
	$1,640	$1,482

During the year, the discounted reclamation cost estimate was accreted resulting in a change in the measurement of the liability of $80 with a revised estimate of timing and amount resulting in an adjustment of $78. The estimated cash flows are assumed to commence in five years from the balance sheet date.

NOTE 8 – MINERAL PROPERTY LEASES

The Company leases certain assets, such as mineral property leases, that are an exception to applying lease accounting under ASC 842. These mineral property leases coincide with the currently projected Donlin Gold mine life, with provisions for a further extension, should production continue beyond that. Future minimum annual mineral property lease payments are $3,567 in 2025, $3,567 in 2026, $3,567 in 2027, $3,567 in 2028, and $3,567 in 2029 totaling $17,835.