Form 10-K/A
period 2024-11-30
NOVAGOLD RESOURCES INC
filed 2025-03-10
CIK 1173420

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

As of January 13, 2025, the registrant had 334,646,571 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 1, 2025, in connection with the registrant’s fiscal year 2024 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

    NOVAGOLD RESOURCES INC. is filing this Amendment No. 1 (the “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended November 30, 2024 as filed with the SEC on January 23, 2025 (the “Original Form 10-K”). This Amendment No. 1 amends Part IV, Item 15 to correct a typographical error in the Report of Independent Registered Public Accounting Firm related to the financial statements of Donlin Gold LLC for the three-year period ended November 30, 2024, which are included in the Original Form 10-K pursuant to Rule 3-09 of Regulation S-K. The original audit report to the Donlin Gold LLC financial statements inadvertently omitted a reference to the audit of the financial statements for the fiscal year ended November 30, 2022, despite the fact that all three fiscal years—2024, 2023, and 2022—had been audited.

The corrected audit report, which properly includes an opinion covering all three fiscal years and related financial statements of Donlin Gold LLC are filed as part of this Amendment No. 1 and are included as financial statement schedules in Item 15, “Exhibits and Financial Statement Schedules” of this Amendment No. 1.

The consent of PricewaterhouseCoopers LLP, independent auditors for Donlin Gold LLC, is filed as an exhibit to this Amendment No. 1, as well as the certifications required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Form 10-K as originally filed, and this Amendment No. 1 does not reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company's other filings with the SEC.

NOVAGOLD RESOURCES INC.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The Reports of Independent Registered Public Accounting Firm (PCAOB ID 271) are filed as part of the Form 10-K under “Item 8. Financial Statements and Supplementary Data” filed with the SEC on January 23, 2025

The Consolidated Balance Sheets are filed as part of the Form 10-K under “Item 8. Financial Statements and Supplementary Data” filed with the SEC on January 23, 2025

The Consolidated Statements of Loss and Comprehensive Loss are filed as part of the Form 10-K under “Item 8. Financial Statements and Supplementary Data” filed with the SEC on January 23, 2025

The Consolidated Statements of Cash Flows are filed as part of the Form 10-K under “Item 8. Financial Statements and Supplementary Data” filed with the SEC on January 23, 2025

The Consolidated Statements of Equity are filed as part of the Form 10-K under “Item 8. Financial Statements and Supplementary Data” filed with the SEC on January 23, 2025

The Notes to Consolidated Financial Statements are filed as part of the Form 10-K under “Item 8. Financial Statements and Supplementary Data” filed with the SEC on January 23, 2025

(a)(2) Financial Statement Schedules

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

4.1	Description of Common Shares**
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

21.1	Subsidiaries of the registrant**
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Wood Canada Limited**
23.3	Consent of Paul Chilson**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
The following materials are filed herewith: (i) Inline XBRL Instance, (ii) Inline XBRL Taxonomy Extension Schema, (iii) Inline XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) Inline XBRL Taxonomy Extension Definition**

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act, which portions have been omitted and filed separately with the SEC
**	Previously filed or furnished with the Original Form 10-K.

NOVAGOLD RESOURCES INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
	Name:	Gregory A. Lang
	Title:	President and Chief Executive Officer
Date: March 10, 2025

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and November 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024 in accordance with accounting principles generally accepted in the United States of America.

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

In performing an audit in accordance with US GAAS, we:

•	Exercise professional judgment and maintain professional skepticism throughout the audit.
•
Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

•
Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.

•
Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

•
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