Form 10-Q
period 2025-02-28
NOVAGOLD RESOURCES INC
filed 2025-04-01
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2025

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

As of March 26, 2025, the Company had 334,646,571 common shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, anticipated timing of updated reports and/or studies, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, anticipated timing and impact of certain judicial and/or administrative decisions, continued support of the state and federal permitting process, future capital raising activities and their related dilutive effects, sufficiency of working capital, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold (as defined below) project, permitting and the timing thereof, the Company’s market price, market prices for precious metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

●	our ability to achieve production at the Donlin Gold project;

●	dependence on cooperation of co-owner in exploration and development of the Donlin Gold project;

●	expectations regarding future gold prices and demand;

●	estimated capital costs, operating costs, production and economic returns;

●	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our resource and reserve estimates;

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

●	assumptions that all necessary permits and governmental approvals will be obtained and retained, and the timing of such approvals;

●	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	our expectations regarding demand for equipment, skilled labor and services needed for the Donlin Gold project;

●	our activities not being adversely disrupted or impeded by development, operating or regulatory risks; and

●

our expectations regarding the timing and outcome of certain judicial and/or administrative decisions, including but not limited to the appeals of: (i) the federal Joint Record of Decision (“JROD”) and permits issued by the U.S. Army Corps of Engineers (“Corps”) and U.S. Bureau of Land Management, (ii) the State Clean Water Act Section 401 Certification (as defined below), (iii) the state pipeline right-of-way (“ROW”) agreement and lease, and (iv) the application for water rights.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;

●	risks related to cooperation with our co-owner on which we depend for Donlin Gold project activities;

●	risks related to proceeding with a feasibility study for the Donlin Gold project without the participation of the co-owner;

●	our history of losses and expectation of future losses;

●	our concentrated property portfolio;

●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;

●	uncertainty of estimates of capital costs, operating costs, production and economic returns, including the impact of inflation thereon;

●	commodity price fluctuations;

●	risks related to market events and general economic conditions;

●	risks related to opposition to operations at our mineral exploration and development properties from non-governmental organizations or civil society;

●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;

●	uncertainties relating to the assumptions underlying our reserve and resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;

●	uncertainty related to title to the Donlin Gold project;

●	risks related to our largest shareholder;

●	risks related to conflicts of interests of some of the directors and officers of the Company;

●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

●	credit, liquidity, interest rate and currency risks;

●

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with, or interruptions in, development, construction or production;

●

risks related to changes in governmental regulation and uncertainties resulting from changes being implemented by the current U.S. federal administration including, but not limited to, the stability of pre-existing tax regimes and the potential introduction of tariffs;

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

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in our Annual Report on Form 10-K for the year ended November 30, 2024 and this Quarterly Report on Form 10-Q under the heading “Risk Factors” and elsewhere.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	As of February 28, 2025	As of November 30, 2024
ASSETS
Cash and cash equivalents	$33,969	$42,224
Term deposits	59,000	59,000
Other assets (Note 6)	1,669	1,530
Current assets	94,638	102,754
Investment in Donlin Gold (Note 5)	3,912	2,597
Other assets (Note 6)	3,477	4,402
Total assets	$102,027	$109,753

Accounts payable and accrued liabilities	$934	$1,371
Accrued payroll and related benefits	714	2,482
Income taxes payable	—	220
Other liabilities (Note 8)	331	413
Current liabilities	1,979	4,486
Promissory note (Note 7)	155,087	151,522
Other liabilities (Note 8)	1,087	1,161
Total liabilities	158,153	157,169

Commitments and contingencies (Notes 7 and 8)

EQUITY (DEFICIT)
Common shares	1,991,375	1,989,245
Contributed surplus	92,149	93,377
Accumulated deficit	(2,114,048)	(2,104,932)
Accumulated other comprehensive loss	(25,602)	(25,106)
Total equity (deficit)	(56,126)	(47,416)
Total liabilities and equity (deficit)	$102,027	$109,753

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on April 1, 2025. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang	/s/ Hume Kyle

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended
	February 28,	February 29,
	2025	2024
Operating expenses:
General and administrative (Note 10)	$4,802	$6,259
Equity loss – Donlin Gold (Note 5)	2,299	2,961
	7,101	9,220

Loss from operations	(7,101)	(9,220)
Interest expense on promissory note	(3,566)	(3,597)
Interest and dividend income	1,035	1,551
Other income (expense), net (Note 11)	516	1,048
Loss before income taxes	(9,116)	(10,218)
Income tax expense	—	(100)
Net loss	(9,116)	(10,318)

Other comprehensive income (loss):
Foreign currency translation adjustments	(496)	15
	(496)	15

Comprehensive loss	$(9,612)	$(10,303)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted (thousands)	334,642	333,366

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended
	February 28,	February 29,
	2025	2024
Operating activities:
Net loss	$(9,116)	$(10,318)
Adjustments:
Equity loss – Donlin Gold	2,299	2,961
Share-based compensation	983	2,409
Interest expense on promissory note	3,566	3,597
Gain on sale of mineral property (Note 4)	—	(743)
Change in fair value of marketable securities	(186)	(311)
Foreign exchange (gain) loss	(330)	6
Other operating adjustments	9	16
Net change in operating assets and liabilities (Note 14)	(2,685)	(2,991)
Net cash used in operating activities	(5,460)	(5,374)

Investing activities:

Proceeds from disposal of investments	952	—
Funding of Donlin Gold	(3,614)	(3,623)
Proceeds from sale of mineral property (Note 4)	—	743
Net cash provided by (used in) investing activities	(2,662)	(2,880)

Financing activities:
Withholding tax on share-based compensation	(82)	—
Net cash used in financing activities	(82)	—

Effect of exchange rate changes on cash and cash equivalents	(51)	8
Net change in cash and cash equivalents	(8,255)	(8,246)
Cash and cash equivalents at beginning of period	42,224	45,749
Cash and cash equivalents at end of period	$33,969	$37,503

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, US dollars and shares in thousands)

	Three months ended February 28, 2025
						Total
	Common shares		Contributed	Accumulated		equity
	Shares	Amount	surplus	deficit	AOCL*	(deficit)

November 30, 2024	334,567	$1,989,245	$93,377	$(2,104,932)	$(25,106)	$(47,416)
Share-based compensation	—	—	983	—	—	983
PSUs settled in shares	79	2,130	(2,130)	—	—	—
Withholding tax on PSUs	—	—	(81)	—	—	(81)
Net loss	—	—	—	(9,116)	—	(9,116)
Other comprehensive income	—	—	—	—	(496)	(496)
February 28, 2025	334,646	$1,991,375	$92,149	$(2,114,048)	$(25,602)	$(56,126)

	Three months ended February 29, 2024
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2023	334,247	$1,986,938	$88,621	$(2,059,311)	$(24,471)	$(8,223)
Share-based compensation	—	—	2,409	—	—	2,409
Stock options exercised	124	1,283	(1,283)	—	—	—
Net loss	—	—	—	(10,318)	—	(10,318)
Other comprehensive loss	—	—	—	—	15	15
February 29, 2024	334,371	$1,988,221	$89,747	$(2,069,629)	$(24,456)	$(16,117)

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. On December 1, 2024, NOVAGOLD (Bermuda) Alaska Limited, NOVAGOLD Resources (Bermuda) Limited and NOVAGOLD Argentina Inc. were amalgamated with NOVAGOLD.

The Company’s principal asset is a 50% interest in the Donlin Gold project in Alaska, USA. The Company has no realized revenues from its principal asset. The Donlin Gold project is owned and operated by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”).

The Condensed Consolidated Interim Financial Statements (“interim statements”) of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2024. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Contingent note receivable

A portion of the proceeds related to the sale of Galore Creek to a subsidiary of Newmont Corporation (“Newmont”) includes a $75,000 note receivable, contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that the approval of the Galore Creek project construction was not probable as of the closing of the Galore Creek sale or in subsequent periods. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

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

Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules

Updates to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements or disclosures.

Updates to Income Tax Disclosure

In December 2023, FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

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

NOTE 4 – NOTES RECEIVABLE

Galore Creek

On July 27, 2018, the Company sold its interest in the Galore Creek project to a subsidiary of Newmont for cash proceeds of $100,000 upon closing, a $75,000 note due upon the earlier of the completion of a Galore Creek pre-feasibility study or July 27, 2021, a $25,000 note due upon the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a contingent note for $75,000 due upon approval of a Galore Creek project construction plan by the owner(s). The Company received from Newmont $75,000 on July 27, 2021, and $25,000 on July 27, 2023.

No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of February 28, 2025. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Minas San Roque

On November 3, 2021, the Company sold its 49% interest in the Minas San Roque project in Argentina to Marifil S.A., a subsidiary of International Iconic Gold Mines Ltd. (“Iconic”) for cash proceeds of C$250 upon closing, a C$750 note receivable due on November 1, 2022, and a C$1,000 note receivable due on November 1, 2023. On closing, the Company determined the fair value of the notes was nil. Iconic completed the C$750 note repayment due on November 1, 2022 in December 2022, and the C$1,000 ($743) note repayment due on November 1, 2023 was made in January 2024.

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended
	February 28,	February 29,
	2025	2024
Balance – beginning of period	$2,597	$3,071
Share of losses
Mineral property expenditures	(2,170)	(2,812)
Depreciation	(119)	(140)
Accretion	(10)	(9)
	(2,299)	(2,961)
Funding	3,614	3,623
Balance – end of period	$3,912	$3,733

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold. Donlin Gold capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property for Donlin Gold LLC than that of the Company.

	As of February 28,	As of November 30,
	2025	2024
Current assets: Cash, prepaid expenses, and other receivables	$4,632	$3,745
Non-current assets: Right-of-use assets, property and equipment	846	965
Non-current assets: Mineral property	32,654	32,654
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(1,390)	(1,947)
Non-current liabilities: Reclamation and lease obligations	(830)	(820)
Net assets	$35,912	$34,597

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 6 – OTHER ASSETS

	As of February 28, 2025	As of November 30, 2024
Other current assets:
Accounts receivable	$25	$22
Interest receivable	367	89
Receivable from Donlin Gold	349	212
Prepaid expenses	928	1,207
	$1,669	$1,530

Other long-term assets:
Marketable equity securities	$2,520	$3,387
Right-of-use assets	844	896
Office equipment	113	119
	$3,477	$4,402

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $155,087, comprised of $51,576 in principal, and $103,512 in accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

NOTE 8 – OTHER LIABILITIES

	As of February 28, 2025	As of November 30, 2024
Other current liabilities:
Remediation liabilities	$161	$244
Lease obligations	170	169
Income taxes payable	—	—
	$331	$413

Other long-term liabilities:
Remediation liabilities	$375	$400
Lease obligations	712	761
	$1,087	$1,161

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, marketable equity securities, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair values of the Company’s other financial instruments approximate their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $2,520 as of February 28, 2025 ($3,387 as of November 30, 2024), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended
	February 28,	February 29,
	2025	2024
Share-based compensation (Note 12)	$983	$2,409
Salaries and benefits	2,006	2,086
Office expense	688	735
Corporate communications and regulatory	256	358
Professional fees	863	665
Depreciation	6	6
	$4,802	$6,259

NOTE 11 – OTHER INCOME (EXPENSE), NET

	Three months ended
	February 28,	February 29,
	2025	2024
Gain on sale of mineral property (Note 4)	$—	$743
Foreign exchange gain (loss)	330	(6)
Change in fair market value of marketable equity securities	186	311
	$516	$1,048

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 12 – SHARE-BASED COMPENSATION

The following table shows the recognized share-based compensation expense by award type:

	Three months ended
	February 28,	February 29,
	2025	2024
Stock options	$459	$1,322
Performance share unit plan	454	1,027
Deferred share unit plan	70	60
	$983	$2,409

Stock options

A summary of stock options outstanding and activity during the three months ended February 28, 2025 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2024	8,849,535	$6.12
Expired	(590,835)	7.48
February 28, 2025	8,258,700	$6.00	2.20	$6.00
Vested and exercisable as of February 28, 2025	5,750,648	$6.65	1.64	$2.00

The following table summarizes key stock option valuation inputs:

	Three months ended
	February 28,	February 29,
	2025	2024
Weighted-average assumptions used to value stock option awards:
Expected volatility	—	48.7%
Expected term of options (years)	—	4
Expected dividend rate	—	—
Risk-free interest rate	—	4.29%
Expected forfeiture rate	—	3.0%
Weighted-average grant-date fair value	$—	$1.76
Intrinsic value of options exercised	$—	$471
Cash received from options exercised	$—	$—

As of February 28, 2025, the Company had $1,812 of unrecognized compensation cost related to 2,508,052 non-vested stock options expected to be recognized and vest over a period of approximately 1.75 years.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Performance share units

A summary of PSU awards outstanding and activity during the three months ended February 28, 2025 are as follows:

	Number of PSU awards	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2024	1,633,500	$5.32
Vested and paid out/released	(102,100)	$6.67
Performance adjustment	(306,300)	$6.67
February 28, 2025	1,225,100	$4.87	$0.00

The following table summarizes key PSU valuation inputs:

	Three months ended
	February 28,	February 29,
	2025	2024
Weighted-average assumptions used to value PSU awards:
Expected volatility of Company shares	—	42.5%
Expected volatility of TSX index	—	29.2%
Expected correlation between Company shares and TSX	—	78.3%
Expected term of PSUs (years)	—	3
Risk-free interest rate	—	4.22%
Number of PSUs granted	—	886,800
Weighted-average grant-date fair value	—	$4.20

As of February 28, 2025, the Company had $2,318 of unrecognized compensation cost related to 1,225,100 non-vested PSU awards expected to be recognized and vest over a period of approximately 1.75 years.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $176 in the three months ended February 28, 2025 ($158 in the three months ended February 29, 2024). As of February 28, 2025, the Company has accounts receivable from Donlin Gold of $349 (November 30, 2024: $212) included in Other current assets.

NOTE 14 – NET CHANGE IN OPERATING ASSETS AND LIABILITIES

	Three months ended
	February 28,	February 29,
	2025	2024
Changes in operating assets and liabilities:
Other assets	$(201)	$(925)
Accounts payable and accrued liabilities	(401)	(137)
Accrued payroll and related benefits	(1,762)	(1,881)
Income taxes payable	(214)	—
Remediation liability	(107)	(48)
	$(2,685)	$(2,991)

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended
	February 28,	February 29,
	2025	2024
Interest and dividends received	$757	$429
Income taxes paid	$223	$100

During the first quarter of 2025, the Company received $952 in cash proceeds and 19,688 shares of Lundin Mining Corporation as consideration for the acquisition of one of the Company’s previously held marketable security investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month period ended February 28, 2025 and February 29, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2024, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR+ at www.sedarplus.ca. References herein to $ refer to United States dollars and C$ to Canadian dollars, in thousands, except for per share amounts.

Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold, a limited liability company owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick.

Our corporate goals include continuing to advance Donlin Gold toward a feasibility study and a subsequent construction decision; maintain a favorable reputation of NOVAGOLD and its Donlin Gold project among shareholders; promote strong community outreach and sustainability culture; maintain strong safety and environmental performance; and manage the Company treasury effectively and efficiently. Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits and maintaining those received in good standing, advancement to a feasibility study, preparation of engineering designs and the financing to fund these objectives.

Donlin Gold project

In the first quarter of 2025, Donlin Gold achieved a number of milestones. The 2025 field program commenced with camp opening in February, followed by the start of drilling in March after quarter end. A total of 15,000 meters of drilling is planned, primarily focused on grid drilling to further develop the modifying factors (which are considerations used to convert mineral resources to mineral reserves) and mine planning input parameters.

Also during the first quarter of 2025, the Company collaborated with Donlin Gold, Calista Corporation (“Calista”), and The Kuskokwim Corporation on key ecological, educational and cultural awareness initiatives – including continued government affairs engagement with state representatives, information sharing about the project, and emphasis on its importance to Alaska and the Yukon-Kuskokwim (“Y-K”) region.

Our share of funding for the Donlin Gold project in the first quarter of 2025 was $3,614. In 2025, we continue to expect our annual share of Donlin Gold funding to be $21,500.

Strengthening partnerships and supporting the Y-K region’s environmental and social initiatives

In the first quarter of 2025, NOVAGOLD and Donlin Gold staff travelled to Juneau to meet with members of the Alaska State Legislature and to Washington, D.C., joined by Barrick staff, to meet with Alaska’s congressional delegations to share information about Donlin Gold and to reinforce the project’s importance to Alaska and the Y-K region. Donlin Gold also presented to the Alaska House of Representatives’ Energy Committee, as well as to the Resources committees of both the House and Senate, to describe the Donlin Gold project’s energy requirements and to discuss Alaska’s environmental standards.

In January, meaningful collaboration was deepened with the Native Village of Napaimute, with Donlin Gold extending financial assistance to maintain the Kuskokwim River Ice Road – a critical winter infrastructure that ensures the safe transport of residents to community events and serves as a conduit of economic activity for the Kuskokwim River communities. Additionally, Donlin Gold continued its support of and participation in the Alaska Safe Riders initiative, which promotes the secure use of snowmachines, all-terrain vehicles, and recreational off-road vehicles.

Financial assistance was also provided to Camp Fire Alaska, an organization dedicated to offering summer camps and programs to youth in rural communities across Alaska. Activities included music, sports, science, field trips, and numerous outdoor recreation opportunities.

Throughout the first quarter, Donlin Gold maintained its dedication to backing local community sports initiatives, exemplified by its sponsorship of the Donlin Gold Basketball Tournament held at the Bethel Regional High School, and Y-K mushers Isaac Underwood, Mike Williams Jr., and Pete Kaiser, the 2019 Iditarod champion and a Donlin Gold employee. Mr. Kaiser, who hails from Bethel, is the first Yup’ik musher and fifth Alaska Native to win an Iditarod championship. Additionally, he recently won his ninth Kuskokwim 300 – a point of tremendous pride for NOVAGOLD.

Upholding current permits and working to secure key state approvals

Donlin Gold continued to support the state and federal agencies defending their permits in litigation. The 401 Water Quality Certification, water rights permits and state pipeline ROW in state court have been fully briefed and argued, and decisions are anticipated in 2025.

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

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three Y-K villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. On April 12, 2023, the Alaska Superior Court affirmed the Alaska Department of Natural Resources’ (“ADNR”) issuance of the ROW lease in the Earthjustice case. Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. On May 25, 2022, Earthjustice, representing ONC and five Y-K villages, filed an appeal of ADNR’s issuance of certain water rights permits to Donlin Gold in Alaska Superior Court. After briefing and oral argument, on September 1, 2023, the Alaska Superior Court affirmed ADNR’s decision on Donlin Gold’s water rights permits. On October 2, 2023, Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. Earthjustice’s opening brief was submitted to the Alaska Supreme Court on January 4, 2024. Response briefs from the State of Alaska and Donlin Gold were completed in April 2024, and Earthjustice subsequently filed their reply brief in May 2024. Briefing on Earthjustice’s appeal of the Alaska Superior Court affirmation of ADNR’s issuance of the State pipeline ROW lease to the Alaska Supreme Court was completed in February 2024. Oral arguments for both the water rights permits and the State pipeline ROW were held November 12, 2024, and a decision is anticipated in 2025.

On April 5, 2023, Earthjustice representing ONC and six Y-K villages filed suit against the U.S. government in Anchorage Federal District Court (the “Federal District Court”) asking the Federal District Court to invalidate the Donlin Gold JROD, which included the Corps’ issuance of the 404 permit and the Department of Interior, Bureau of Land Management’s issuance of the ROW lease for the portions of the pipeline on Federal lands. The U.S. Department of Justice (“DOJ”) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold, and Calista were granted intervenor status in this case. The DOJ filed their brief supporting the issuance of the JROD and the sufficiency of the environmental analysis in the Final Environmental Impact Statement on April 2, 2024. Amicus briefs supporting the project were filed by the village of Crooked Creek and the Alaska federal Congressional delegation. Oral arguments were held on June 24, 2024, and the Federal District Court issued a decision on September 30, 2024. The decision rejected the plaintiffs’ arguments on two of the three issues raised in the litigation but agreed with plaintiffs that the federal agencies took too narrow of a view in analyzing the impact of a theoretical release from the tailings storage facility. The Federal District Court requested supplemental briefing on the appropriate remedy for addressing this issue. On October 7, 2024, the plaintiffs filed a request for reconsideration on one of the issues on which the Federal District Court had ruled against the plaintiffs and, at DOJ’s request, the Federal District Court suspended the schedule for briefing on the appropriate remedy until after the Federal District Court ruled on plaintiffs’ motion for reconsideration. On December 23, 2024, the Federal District Court denied plaintiffs’ request for reconsideration. Remedy briefing was completed in March 2025 and oral argument on remedy has been scheduled for April 14, 2025.

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

Consolidated Financial Results

Net loss decreased in the first quarter of 2025 by $1,202 from the comparative 2024 period, primarily due to lower stock-based compensation expense and lower Donlin Gold expenditures. Donlin Gold expenses in the first quarter of 2025 were below the quarterly run rate based on our 2025 guidance as Donlin Gold site activities commenced in February 2025 with the kick-off of this year’s field program. Other than stock-based compensation expense, which declined by $1,426 in the first quarter of 2025, general and administrative costs during the quarter were in line with the comparative 2024 period.

Liquidity and Capital Resources

Liquidity overview

With total cash and term deposits of $92,969, the Company has sufficient working capital available to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs for at least the next two years at current spending levels. Additional capital may be required to complete an updated Donlin Gold feasibility study. Considerable additional capital will be required if a decision to commence engineering and construction is reached by Donlin Gold. Future financing to fund construction is anticipated through debt and equity offerings, project specific debt, and/or other means. Our continued operations, in the longer term, are dependent on our ability to obtain additional financing or to generate future cash flows. However, there is no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our budgeted cash expenditures in fiscal year 2025 are approximately $37,500, including $21,500 to fund the Donlin Gold project, and $16,000 for corporate general and administrative costs.

Our financial position includes the following as of February 28, 2025:

●	Cash and cash equivalents of $33,969, primarily held at three large Canadian chartered banks with investment grade credit ratings.

●	Term deposits of $59,000 held at two large Canadian chartered banks with investment grade credit ratings with maturities of less than one year.

●

Promissory note payable to Barrick of $155,087 including accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold.

Cash flows

In the first quarter of 2025 cash and cash equivalents decreased by $8,255, primarily to fund our share of Donlin Gold and for corporate administrative expenses.

Cash used in operating activities and funding of Donlin Gold in the first quarter of 2025 were generally unchanged from the comparable prior year period. During the first quarter of 2025, the Company received $952 in cash proceeds from the disposal of a marketable security investment previously held by the Company, following its acquisition.

Outstanding share data

As of March 26, 2025, the Company had 334,646,571 common shares issued and outstanding. Also, as of March 26, 2025, the Company had: i) a total of 8,258,700 stock options outstanding; 7,261,300 with a weighted-average exercise price of $6.11 and the remaining 997,400 of those stock options with a weighted-average exercise price of C$7.56; and ii) 1,225,100 PSUs and 307,555 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 10,403,905 common shares.

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

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of February 28, 2025, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.6 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2025. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2024, as filed with the SEC on January 23, 2025. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2024, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: April 1, 2025	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ Peter Adamek
Peter Adamek
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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