Form 10-Q
period 2025-05-31
NOVAGOLD RESOURCES INC
filed 2025-06-25
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2025

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

As of June 20, 2025, the Company had 406,897,647 common shares, no par value, outstanding.

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

●

our expectations regarding the timing and outcome of certain judicial and/or administrative decisions, including but not limited to the appeals of: (i) the federal Joint Record of Decision (“JROD”) and permits issued by the U.S. Army Corps of Engineers (“Corps”) and U.S. Bureau of Land Management, (ii) the State Clean Water Act Section 401 Certification (as defined below), (iii) the state pipeline right-of-way (“ROW”) agreement and lease, and (iv) the application for water rights; and

●	our ability to fund the feasibility study update.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;

●	risks related to cooperation with our co-owner on which we depend for Donlin Gold project activities;

●	our history of losses and expectation of future losses;

●	our concentrated property portfolio;

●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;

●	uncertainty of estimates of capital costs, operating costs, production and economic returns, including the impact of inflation thereon;

●	commodity price fluctuations;

●	risks related to market events and general economic conditions;

●	risks related to opposition to operations at our mineral exploration and development properties from non-governmental organizations or civil society;

●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;

●	uncertainties relating to the assumptions underlying our mineral reserve and mineral resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;

●	uncertainty related to title to the Donlin Gold project;

●	risks related to our largest shareholder;

●	risks related to conflicts of interests of some of the directors and officers of the Company;

●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

●	credit, liquidity, interest rate and currency risks;

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	As of May 31, 2025	As of November 30, 2024
ASSETS
Cash and cash equivalents	$293,737	$42,224
Term deposits	25,000	59,000
Other assets (Note 6)	2,655	1,530
Current assets	321,392	102,754
Investment in Donlin Gold (Note 5)	4,248	2,597
Other assets (Note 6)	3,655	4,402
	$329,295	$109,753

LIABILITIES
Accounts payable and accrued liabilities	$2,421	$1,371
Accrued payroll and related benefits	1,423	2,482
Income taxes payable	—	220
Other liabilities (Note 8)	345	413
Current liabilities	4,189	4,486
Promissory note (Note 7)	158,795	151,522
Other liabilities (Note 8)	1,034	1,161
	164,018	157,169

EQUITY (DEFICIT)
Common shares	2,225,705	1,989,245
Contributed surplus	132,941	93,377
Accumulated deficit	(2,168,323)	(2,104,932)
Accumulated other comprehensive loss	(25,046)	(25,106)
	165,277	(47,416)
	$329,295	$109,753

Commitments and contingencies (Notes 7 and 8) The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 23, 2025. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang	/s/ Hume Kyle

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Operating expenses:
General & administrative (Note 11)	$5,819	$7,603	$10,621	$13,862
Equity loss – Donlin Gold (Note 5)	6,463	3,990	8,762	6,951
	12,282	11,593	19,383	20,813

Loss from operations	(12,282)	(11,593)	(19,383)	(20,813)

Other (expense) income:
Warrant expense (Note 9)	(39,607)	—	(39,607)	—
Interest expense - promissory note	(3,707)	(3,702)	(7,273)	(7,299)
Interest and dividend income	1,585	1,520	2,620	3,071
Other (expense) income, net (Note 12)	(264)	674	252	1,722
Loss before income taxes	(54,275)	(13,101)	(63,391)	(23,319)
Income tax expense	—	(599)	—	(699)
Net loss	(54,275)	(13,700)	(63,391)	(24,018)

Other comprehensive income (loss):
Foreign currency translation adjustments	556	(33)	60	(18)

Comprehensive loss	$(53,719)	$(13,733)	$(63,331)	$(24,036)

Net loss per common share – basic and diluted	$(0.15)	$(0.04)	$(0.19)	$(0.07)

Weighted average shares outstanding
Basic and diluted (thousands)	350,213	334,380	342,513	334,373

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Operating activities:
Net loss	$(54,275)	$(13,700)	$(63,391)	$(24,018)
Adjustments:
Equity loss – Donlin Gold	6,463	3,990	8,762	6,951
Share-based compensation	1,410	2,395	2,393	4,804
Warrant Expense (Note 9)	39,607	—	39,607	—
Interest expense on promissory note	3,707	3,702	7,273	7,299
Gain on sale of mineral property (Note 4)	—	—	—	(743)
Change in fair value of marketable securities	(97)	(660)	(283)	(971)
Foreign exchange (gain) loss	379	(14)	49	(8)
Other operating adjustments	6	14	15	30
Change in operating assets and liabilities
Other assets	(965)	989	(1,166)	64
Accounts payable and accrued liabilities	1,451	718	1,050	581
Accrued payroll and related benefits	702	800	(1,060)	(1,081)
Income taxes payable	—	598	(214)	598
Remediation liability	(17)	(28)	(124)	(76)
Net cash used in operating activities	(1,629)	(1,196)	(7,089)	(6,570)

Investing activities:
Proceeds from term deposits	59,000	80,000	93,000	80,000
Purchases of term deposits	(25,000)	(60,000)	(59,000)	(60,000)
Funding of Donlin Gold	(6,799)	(3,711)	(10,413)	(7,334)

Proceeds from disposal of investments	—	—	952	—
Proceeds from sale of mineral property (Note 4)	—	—	—	743
Net cash provided by investing activities	27,201	16,289	24,539	13,409

Financing activities:
Equity issuance (Note 9)	243,839	—	243,839	—
Equity issuance costs (Note 9)	(9,734)	—	(9,734)	—
Withholding tax on share-based compensation	—	(17)	(82)	(17)
Net cash provided by (used in) financing activities	234,105	(17)	234,023	(17)

Effect of exchange rate changes on cash and cash equivalents	90	(11)	39	(3)
Net change in cash and cash equivalents	259,767	15,065	251,512	6,819
Cash and cash equivalents at beginning of period	33,969	37,503	42,224	45,749
Cash and cash equivalents at end of period	$293,736	$52,568	$293,736	$52,568

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, US dollars and shares in thousands)

	Six months ended May 31, 2025
						Total
	Common shares		Contributed	Accumulated		equity
	Shares	Amount	surplus	deficit	AOCL*	(deficit)

November 30, 2024	334,567	$1,989,245	$93,377	$(2,104,932)	$(25,106)	$(47,416)
Share-based compensation	—	—	983	—	—	983
PSUs settled in shares	79	2,130	(2,130)	—	—	—
Withholding tax on PSUs	—	—	(81)	—	—	(81)
Net loss	—	—	—	(9,116)	—	(9,116)
Other comprehensive income	—	—	—	—	(496)	(496)
February 28, 2025	334,646	$1,991,375	$92,149	$(2,114,048)	$(25,602)	$(56,126)
Share-based compensation	—	—	1,410	—	—	1,410
Equity offering (Note 9)	65,024	234,105	—	—	—	234,105
Deferred share units settled in shares	50	225	(225)	—	—	—
Warrants (Note 9)	—	—	39,607	—	—	39,607
Net loss	—	—	—	(54,275)	—	(54,275)
Other comprehensive loss	—	—	—	—	556	556
May 31, 2025	399,720	$2,225,705	$132,941	$(2,168,323)	$(25,046)	$165,277

	Six months ended May 31, 2024
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2023	333,247	$1,986,938	$88,621	$(2,059,311)	$(24,471)	$(8,223)
Share-based compensation	—	—	2,409	—	—	2,409
Stock options exercised	124	1,283	(1,283)	—	—	—
Net loss	—	—	—	(10,318)	—	(10,318)
Other comprehensive income	—	—	—	—	15	15
February 29, 2024	334,371	$1,988,221	$89,747	$(2,069,629)	$(24,456)	$(16,117)
Share-based compensation	—	—	2,395	—	—	2,395
Performance share units (PSUs) settled in shares	13	27	(27)	—	—	—
Deferred share units settled in shares	47	224	(224)	—	—	—
Withholding tax on PSUs	—	—	(17)	—	—	(17)
Net loss	—	—	—	(13,700)	—	(13,700)
Other comprehensive loss	—	—	—	—	(33)	(33)
May 31, 2024	334,431	$1,988,472	$91,874	$(2,083,329)	$(24,489)	$(27,472)

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. On December 1, 2024, NovaGold (Bermuda) Alaska Limited, NovaGold Resources (Bermuda) Limited and NovaGold Argentina Inc., subsidiaries of the Company were amalgamated with NOVAGOLD.

The Company’s principal asset at May 31, 2025 is a 50% interest in the Donlin Gold project in Alaska, USA. The Company has no realized revenues from its principal asset. The Donlin Gold project is owned and operated by Donlin Gold LLC (“Donlin Gold”), a limited liability company that was owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”). See Note 16 regarding changes to Donlin Gold ownership on June 3, 2025.

The Condensed Consolidated Interim Financial Statements (“interim statements”) of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2024. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted.

The functional currency of the Company is the U.S. dollar. Prior to April 22, 2025, the functional currency of NOVAGOLD RESOURCES INC., the parent entity, was the Canadian dollar. NOVAGOLD RESOURCES INC. reassessed its functional currency and determined that on April 22, 2025, given the increasing prevalence of U.S. dollar denominated activities and financing transactions, its functional currency changed from the Canadian dollar to the U.S. dollar. The change in functional currency was accounted for prospectively from April 22, 2025, and prior period consolidated financial statements were not restated for the change in functional currency. Previously recorded cumulative translation adjustments were not reversed.

References in these Condensed Consolidated Interim Financial Statements and Notes to $ refer to United States dollars and C$ to Canadian dollars. Dollar amounts are in thousands, except for per share amounts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Contingent note receivable

A portion of the consideration from the Company’s 2018 sale of Galore Creek to a subsidiary of Newmont Corporation (“Newmont”) includes a $75,000 note receivable, contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that the approval of the Galore Creek project construction was not probable as of the closing of the Galore Creek sale or in subsequent periods. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. The Company identified Donlin Gold as a Variable Interest Entity (“VIE”) as the entity is dependent on funding from its owners. During the periods presented, all funding, ownership, voting rights, and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its equity investment in Donlin Gold.

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

No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of May 31, 2025. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

NOTE 5 – INVESTMENT IN DONLIN GOLD

The Donlin Gold project is owned and operated by Donlin Gold, a limited liability company in which wholly-owned subsidiaries of NOVAGOLD and Barrick each owned a 50% interest. Donlin Gold has a board of four representatives, with two representatives formerly selected by Barrick and two representatives selected by the Company. All significant decisions related to Donlin Gold require the approval of at least a majority of the Donlin Gold board. See Note 16 regarding changes to Donlin Gold ownership following May 31, 2025.

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Balance – beginning of period	$3,912	$3,733	$2,597	$3,071
Share of losses:
Mineral property expenditures	(6,335)	(3,840)	(8,505)	(6,652)
Depreciation	(118)	(140)	(237)	(280)
Accretion	(10)	(10)	(20)	(19)
	(6,463)	(3,990)	(8,762)	(6,951)
Funding	6,799	3,711	10,413	7,334
Balance – end of period	$4,248	$3,454	$4,248	$3,454

The following amounts represent the Company’s 50% share of the assets and liabilities of Donlin Gold. Donlin Gold capitalized the initial contribution of the Donlin Gold property as Non-current assets: Mineral property with a carrying value of $64,000, resulting in a higher carrying value of the mineral property for Donlin Gold LLC than that of the Company.

	As of May 31,	As of November 30,
	2025	2024
Current assets: Cash, prepaid expenses, and other receivables	$6,583	$3,745
Non-current assets: Right-of-use assets, property and equipment	969	965
Non-current assets: Mineral property	32,654	32,654
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(3,118)	(1,947)
Non-current liabilities: Reclamation and lease obligations	(840)	(820)
Net assets	$36,248	$34,597

On April 22, 2025, the Company entered into a membership interest purchase agreement among Paulson Advantage Plus Master Ltd. and Paulson Partners LP (together, “Paulson”), Barrick Gold U.S. Inc., Barrick, Donlin Gold Holdings LLC, a subsidiary of Paulson, and NovaGold Resources Alaska, Inc., a subsidiary of the Company, whereby Barrick agreed to sell its 50% interest in Donlin Gold to Donlin Gold Holdings LLC and NovaGold Resources Alaska, Inc., for $1,000,000 (the “Donlin Gold Transaction”). In accordance with the agreement, NovaGold Resources Alaska, Inc. acquired an additional 10% interest in Donlin Gold for $200,000 and Donlin Gold Holdings LLC acquired a 40% interest in Donlin Gold for $800,000. The Donlin Gold Transaction had not closed as of May 31, 2025, but did close early in the third quarter (Note 16).

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 6 – OTHER ASSETS

	As of May 31, 2025	As of November 30, 2024
Other current assets:
Accounts receivable	$48	$22
Interest receivable	794	89
Receivable from Donlin Gold	462	212
Prepaid expenses	522	1,207
Prepaid transaction costs	829	—
	$2,655	$1,530

Other long-term assets:
Marketable equity securities	$2,733	$3,387
Right-of-use assets	815	896
Office equipment	107	119
	$3,655	$4,402

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $158,795, comprised of $51,576 in principal, and $107,219 in accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

Concurrently with the Donlin Gold Transaction announced on April 22, 2025, the Company entered into a Prepayment Option Agreement (“POA”) with Barrick, which provides the Company with an option to prepay the promissory note in full for $90,000 prior to the closing of the Donlin Gold Transaction. As the prepayment option was not exercised prior to the closing date, the POA expired on June 3, 2025 (Note 16).

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 8 – OTHER LIABILITIES

	As of May 31, 2025	As of November 30, 2024
Other current liabilities:
Remediation liabilities	$170	$244
Lease obligations	175	169
	$345	$413

Other long-term liabilities:
Remediation liabilities	$350	$400
Lease obligations	684	761
	$1,034	$1,161

NOTE 9 – EQUITY TRANSACTIONS

Public Equity Offering and Private Placement Offering

On May 9, 2025, the Company closed a public equity offering of 47,850,000 shares of NOVAGOLD at a price of $3.75 per share. As part of the public equity offering, the Company granted the underwriters a 30-day overallotment option to purchase up to an additional 7,177,500 common shares at a price of $3.75 per share less underwriting discounts and commissions, which remained unexercised as of May 31, 2025. See Note 16 regarding the exercise in full of the overallotment option following May 31, 2025. Concurrent with the public offering, the Company also closed a private placement for 17,173,853 common shares of NOVAGOLD at a price of $3.75 per share. The public equity offering and concurrent private placement offering are referred to herein as the “May 2025 Offering”.

On closing of the May 2025 Offering, the Company received aggregate gross proceeds of approximately $243,839 before deducting fees and other offering expenses totaling approximately $9,734.

Warrants

Concurrent with the Donlin Gold Transaction announced on April 22, 2025, the Company entered into a backstop commitment agreement with certain institutional investors, pursuant to which the investors committed to purchase up to $170,000 of the Company’s common shares to partially fund the $200,000 payment to Barrick under the Donlin Gold Transaction discussed in Note 5. As consideration for providing this commitment, and independent of whether the backstop was ultimately exercised, the Company issued 25,500,000 warrants to the investors enabling them to purchase common shares of NOVAGOLD for an exercise price of $3.00 per share (“Backstop Warrants”). The Backstop Warrants expire in April 2030 and contain customary anti-dilution provisions. All the Backstop Warrants remained outstanding at May 31, 2025.

As discussed above, the Company subsequently completed the May 2025 Offering and the backstop commitment expired unexercised in May 2025. The Company determined the Backstop Warrants met the conditions for equity classification in accordance with U.S. GAAP and were included as a component of shareholders’ equity (deficit).

The Company estimated the fair value of the Backstop Warrants using the Black-Scholes option pricing model on the grant date. Key inputs included a 5-year term, an exercise price of $3.00 per share, a risk-free interest rate of 3.97%, and an expected volatility of 51.20%, based on the Company’s 5-year historical stock price. Based on these assumptions, the estimated fair value was $1.55 per warrant, resulting in a total fair value of $39,607. As the Backstop Warrants were not a direct offering cost associated with the May 2025 Offering, the $39,607 was recorded as a non-cash expense in the second quarter of 2025 and included in warrant expense in the consolidated statement of operations. The expense is also presented as a non-cash financing activity in the supplemental disclosures to the consolidated statement of cash flows (Note 15).

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, marketable equity securities, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair values of the Company’s other financial instruments approximate their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $2,733 as of May 31, 2025 ($3,387 as of November 30, 2024), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Share-based compensation (Note 13)	$1,410	$2,395	$2,393	$4,804
Salaries and benefits	1,787	2,045	3,793	4,131
Professional fees	1,358	1,853	2,221	2,518
Office expense	853	851	1,541	1,586
Corporate communications and regulatory	406	454	662	812
Depreciation	5	5	11	11
	$5,819	$7,603	$10,621	$13,862

NOTE 12 – OTHER INCOME (EXPENSE), NET

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Change in fair market value of marketable securities	$97	$660	$283	$971
Fuel tax credit	18	—	18	—
Gain on sale of mineral property	—	—	—	743
Foreign exchange gain (loss)	(379)	14	(49)	8
	$(264)	$674	$252	$1,722

In January 2024, the Company received $743 for a note receivable from the sale of its interest in a mining project, which the Company had previously written off.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 13 – SHARE-BASED COMPENSATION

The following table shows the recognized share-based compensation expense by award type:

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Stock options	$780	$1,326	$1,239	$2,648
Performance share unit plan	560	995	1,015	2,022
Deferred share unit plan	70	74	139	134
	$1,410	$2,395	$2,393	$4,804

Stock options

A summary of stock options outstanding and activity during the six months ended May 31, 2025 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2024	8,849,535	$6.12
Granted	2,988,700	4.35
Expired	(1,971,035)	7.19
May 31, 2025	9,867,200	$5.38	3.19	$122
Vested and exercisable as of May 31, 2025	4,503,780	$6.53	2.00	$41

The following table summarizes key stock option valuation inputs:

	Six months ended May 31,
	2025	2024
Weighted-average assumptions used to value stock option awards:
Expected volatility	52.8%	48.7%
Risk-free interest rate	3.63%	4.29%
Expected forfeiture rate	3.30%	3.0%
Expected dividend rate	—	—
Expected term of options (years)	4	4
Weighted-average grant-date fair value	$1.94	$1.76
Intrinsic value of options exercised	$—	$471
Cash received from options exercised	$—	$—

As of May 31, 2025, the Company had $6,924 of unrecognized compensation cost related to 5,363,420 non-vested stock options expected to be recognized and vest over a period of approximately 2.91 years.

Performance share units

A summary of PSU awards outstanding and activity during the six months ended May 31, 2025 are as follows:

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

	Number of PSU awards	Weighted-average exercise price per award	Aggregate intrinsic value
November 30, 2024	1,633,500	$5.32
Vested and paid out/released	(102,100)	6.70
Performance adjustment	(306,300)	6.70
Granted	849,200	4.35
May 31, 2025	2,074,300	$4.65	$1,872

The following table summarizes key PSU valuation inputs:

	Six months ended
	May 31,	May 31,
	2025	2024
Weighted-average assumptions used to value PSU awards:
Expected volatility of Company shares	54.8%	42.5%
Expected volatility of TSX index	29.7%	29.2%
Expected correlation between Company shares and TSX	63.2%	78.3%
Risk-free interest rate	2.60%	4.22%
Expected term of PSUs (years)	3	3
Number of PSUs granted	849,200	886,800
Weighted-average grant-date fair value	$4.41	$4.20

As of May 31, 2025, the Company had $5,649 of unrecognized compensation cost related to 2,074,300 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.91 years.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $156 and $332 in the three and six months ended May 31, 2025, respectively ($260 and $418 in the three and six months ended May 31, 2024, respectively). As of May 31, 2025, the Company has accounts receivable from Donlin Gold of $462 (November 30, 2024: $420) included in Other current assets.

As consideration for providing a backstop commitment to the Company on April 22, 2025, NOVAGOLD issued Backstop Warrants (Note 9) to three institutional investors, one of which was Electrum Strategic Resources L.P. ("Electrum”). The Backstop Warrants have an estimated aggregate fair value of $39,607. Electrum received 6,375,000 Backstop Warrants having a fair value of approximately $9,902. Dr. Thomas Kaplan, NOVAGOLD's Chairman of the Board is the Chairman and Chief Executive Officer of The Electrum Group LLC, an affiliate of Electrum. Electrum is the single largest shareholder of NOVAGOLD.

Additionally, Electrum was one of two institutional investors who participated in a private placement that closed concurrent with the public equity offering at the same price as the concurrent public equity offering described in Note 9.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Interest and dividends received	$1,158	$2,650	$1,915	$3,080
Income taxes paid	$—	$—	$223	$100

During the first quarter of 2025, the Company received $952 in cash proceeds and 19,688 shares of Lundin Mining Corporation as consideration for the acquisition of one of the Company’s previously held marketable security investments.

As consideration for providing a backstop commitment to the Company on April 22, 2025, NOVAGOLD issued Backstop Warrants (Note 9) to certain institutional investors with an estimated total fair value of $39,607. The Company subsequently completed its May 2025 Offering and the backstop commitment expired unexercised in May 2025. As the Backstop Warrants were not a direct offering cost associated with the May 2025 Offering, the $39,607 was recorded as a non-cash expense in the second quarter of 2025 and included in warrant expense in the consolidated statement of operations. The expense represents a non-cash financing activity.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 16 – SUBSEQUENT EVENTS

On April 22, 2025, the Company entered into a membership interest purchase agreement with Paulson and Barrick whereby Barrick agreed to sell its 50% interest in Donlin Gold to the Company and Paulson for $1,000,000. The transaction closed on June 3, 2025. In accordance with the agreement, NovaGold Resources Alaska, Inc. has acquired an additional 10% interest in Donlin Gold for $200,000 and Donlin Gold Holdings LLC has acquired a 40% interest in Donlin Gold for $800,000. While NOVAGOLD has a 60% economic interest in Donlin Gold following the closing of the transaction, NOVAGOLD and Paulson have equal governance rights.

Concurrent with the closing of the Donlin Gold Transaction on June 3, 2025, the POA discussed in Note 7 expired and the Company entered into a Second Amended and Restated Secured Promissory Note with Barrick that provides the Company with the option to prepay the promissory note, discussed in Note 7, in full for $100,000 on or before December 3, 2026.

On June 3, 2025, the underwriters’ overallotment option in connection with the May 2025 Offering (Note 9) was exercised in full, which upon the closing on June 5, 2025 resulted in the Company issuing 7,177,500 common shares of NOVAGOLD for gross proceeds of approximately $26,916.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and six-month periods ended May 31, 2025 and May 31, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2024, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR+ at www.sedarplus.ca. References herein to $ refer to United States dollars and C$ to Canadian dollars, in thousands, except for per share amounts or as otherwise specified.

Paulson Advantage Plus Master Ltd. and Paulson Partners LP (together, “Paulson”) are investment funds managed by Paulson Advisers LLC.

Paul Chilson, P.E., who is the Manager, Mine Engineering for NOVAGOLD and a “qualified person” under National Instrument 43-101 – Standards of Disclosure for Mineral Projects and SEC’s current mining disclosure rules has approved the scientific and technical information contained herein.

Highlights

On June 3, 2025, NOVAGOLD and Paulson, through wholly-owned subsidiaries, completed the $1 billion acquisition of Barrick’s 50% interest in Donlin Gold (“Donlin Gold Transaction”), increasing NOVAGOLD’s economic stake in Donlin Gold LLC ("Donlin Gold”) to 60%. Paulson's subsidiary acquired the remaining 40% of Donlin Gold and both parties have equal governance rights. This transaction marks a significant milestone in a long-term strategy to advance Donlin Gold. NOVAGOLD’s portion of the acquisition was funded through a combination of a public equity offering and concurrent private placement.

NOVAGOLD closed a $195.2 million underwritten public offering (issuing approximately 48 million common shares in the second quarter and approximately 7.2 million common shares as part of the exercise of the overallotment option early in the third quarter), and a $64.4 million private placement (issuing approximately 17.2 million common shares in the second quarter), representing a total of $260.4 million (an aggregate of approximately 72.2 million common shares). NOVAGOLD purchased the additional 10% interest in Donlin Gold LLC with proceeds from the offerings and will use the balance of the funds from the offerings for general corporate purposes, including its share of expenses associated with updating the Donlin Gold Feasibility Study.

The Company held its 2025 Virtual AGM on May 15, 2025 at which all nominated directors were elected with strong shareholder participation on May 20, 2025.

Company Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold, a limited liability company which, following the closing of the Donlin Gold Transaction on June 3, 2025, is owned 60% by a wholly-owned subsidiary of NOVAGOLD and 40% by a wholly-owned subsidiary of Paulson. While NOVAGOLD has a 60% economic interest in Donlin Gold, governance of Donlin Gold is shared equally by NOVAGOLD and Paulson.

Our corporate goals include completing the Donlin Gold updated feasibility study and a subsequent construction decision; maintain a favorable reputation of NOVAGOLD and the Donlin Gold project among shareholders; promote strong community outreach and sustainability culture; maintain strong safety and environmental performance; and manage the Company treasury effectively and efficiently. Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits and maintaining those received in good standing, advancement to a feasibility study, preparation of engineering designs and the financing to fund these objectives.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Overview of Donlin Gold Transaction and Financing Activities in the Second Quarter

As noted above, on June 3, 2025, the Company and Paulson, through wholly-owned subsidiaries, completed the Donlin Gold Transaction pursuant to the terms of the membership interest purchase agreement dated April 22, 2025 (the “MIPA”) among Barrick Gold U.S. Inc (“Barrick Gold”), Barrick, Paulson, Donlin Gold Holdings LLC, a subsidiary of Paulson (“Donlin Holdings”), and NovaGold Resources Alaska, Inc., a subsidiary of the Company (“NGRA”). NOVAGOLD, through NGRA, acquired an additional 10% interest in Donlin Gold for $200 million, increasing its stake to 60% of Donlin Gold, while Paulson, through Donlin Holdings, acquired the remaining 40% interest for $800 million.

Amended and Restated Limited Liability Company Agreement for Donlin Gold LLC

In connection with the closing of the Donlin Gold Transaction, NGRA, Donlin Holdings and Donlin Gold entered into an amended and restated limited liability company agreement (the “A&R LLC Agreement”) governing Donlin Gold, pursuant to which the Company and Paulson will have equal governance rights. NGRA had previously entered into a limited liability company agreement with Barrick Gold and Donlin Gold (the “Prior LLC Agreement”) dated December 1, 2007, as amended from time to time. Pursuant to the terms of the A&R LLC Agreement, the primary amendments to the Prior LLC Agreement consist of the following:

●	The deadlock provision contained in Article XVI of the Prior LLC Agreement has been replaced with a provision for non-binding mediation for dispute resolution.

●

Consistent with the Prior LLC Agreement, the funding for Donlin Gold will be shared by both parties based on their percentage ownership. For example, since NGRA now holds 60% of the membership interests of Donlin Gold, it will have the responsibility to fund 60% of the expenses of Donlin Gold. However, regardless of the fact that Paulson holds 40% of Donlin Gold, the intent is for the parties to have equal governance rights. This adjustment to the parties’ voting interests, as set forth in the A&R LLC Agreement means that (i) NGRA’s voting percentage interests are defined as its membership interest from time to time less an absolute 10% and (ii) Paulson’s voting percentage interests are defined as its membership interest from time to time plus an absolute 10%. For this reason, now that NGRA holds 60% of the membership interests of Donlin Gold, it has a 50% voting interest at Donlin Gold, not 60%.

●	The parties agree to manage the operations of Donlin Gold in a manner to avoid adverse tax consequences to the parties, including pursuant to Section 4943 of the Internal Revenue Code.

●

Certain provisions in the Prior LLC Agreement have been deleted or amended as a result of such provisions being outdated or no longer relevant due to the current development and permitting status of Donlin Gold.

Amended and Restated Promissory Note

Pursuant to the Prior LLC Agreement for Donlin Gold, the Company issued a promissory note in favor of Barrick Gold to repay Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. In connection with the closing of the Donlin Gold Transaction, on June 3, 2025 NGRA and Barrick Gold have amended and restated the promissory note primarily to (i) modify the security package in order to exclude any property held by Donlin Gold or membership interest in Donlin Gold held by NGRA, but ensure it remains secured by NGRA’s right, title and interest to proceeds from Donlin Gold and (ii) provide the ability for NGRA to prepay and retire the promissory note for an aggregate of $100 million until December 3, 2026. In connection with the amended and restated promissory note, NGRA has made an irrevocable direction to Donlin Gold to specify that Donlin Gold shall distribute to Barrick Gold, until the promissory note is fully repaid, 85% of the processed products, cash and other assets; and payments of 5% of certain net proceeds specified in the promissory note. As per the amended and restated promissory note, the principal amount owed is $158.9 million.

Backstop Agreement

In order to finance the Company’s $200 million obligation under the MIPA, funding commitments of up to $170 million were obtained from Electrum Strategic Resources L.P. (“Electrum”), Paulson Advantage Plus Master Ltd. and Paulson Partners LP (together, the “Paulson Investors”), and Kopernik Global Investors, LLC, on behalf of investment funds and accounts managed by it (“Kopernik”, together with Electrum and the Paulson Investors, the “Investors”) pursuant to a backstop agreement dated April 22, 2025 (“Backstop Agreement”). Pursuant to the Backstop Agreement, the Investors agreed to purchase, on a non-brokered, private placement basis, up to $170 million in the Company’s common shares at $3.00 per share, representing up to 56,666,667 common shares in the aggregate (the “Subscribed Shares”).

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

While the Company did not exercise its rights provided by the Backstop Agreement, in consideration for entering into the Backstop Agreement, the Company issued an aggregate of 25,500,000 warrants to purchase the Company’s common shares (the "Warrants"), with each Warrant entitling the holder thereof to purchase one common share (a “Warrant Share”) at an exercise price of $3.00 per Warrant Share for a period of five years from the date of issuance. The Warrants contain a “cashless exercise” feature, such that, in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise of the Warrant, the Holder may elect instead to receive upon such exercise (either in whole or in part) the net number of common shares determined according to a formula set forth in the Warrants. The Warrants were issued in the following amounts: (i) 12,750,000 Warrants to Paulson; (ii) 6,375,000 Warrants to Electrum; and (iii) 6,375,000 Warrants to Kopernik. The Backstop Agreement further provided the Investors with registration rights, pursuant to which the Company has agreed to, among other things, file a registration statement with the SEC registering the resale of the Warrant Shares and to cause such registration statement to remain effective until the earlier of (a) three years from the issuance of the Subscribed Shares (which were not issued), (b) the date on which all of the Subscribed Shares and Warrant Shares shall have been sold, or (c) on the first date on which each Investor can sell all of its Subscribed Shares and/or Warrant Shares (or shares received in exchange therefor) under Rule 144 of the Securities Act without limitation as to the manner of sale or the amount of such securities that may be sold. The Backstop Agreement also contained customary indemnification and other provisions customary for registration rights of this type.

Public Offering and Concurrent Private Placement

On May 7, 2025, NovaGold Resources Inc. (the “Company”) entered into an Underwriting Agreement related to a public offering of 47,850,000 of the Company’s common shares at a public offering price of $3.75 per share. In addition, the Company granted the underwriters an option exercisable for 30 days from the date of the Underwriting Agreement to purchase up to 7,177,500 of additional common shares of the Company. The net proceeds from the public offering were approximately $169.7 million, or approximately $195.2 million when the option was exercised in full in June 2025 by the underwriters, after deducting the underwriting discount and estimated offering expenses. The Company made certain customary representations, warranties and covenants concerning the Company and the registration statement in the Underwriting Agreement and also agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Concurrently with the public offering, the Company entered into a private placement offering of 17,173,853 common shares at a price equal to the public offering price for aggregate gross proceeds of approximately $64.4 million with Electrum Strategic Resources L.P. and Kopernik Global Investors, LLC (each a "Placement Investor"). The Company entered into a Subscription Agreement dated May 7, 2025 (the “Subscription Agreement”) with each of the Placement Investors setting out the terms of the concurrent private placement, which included similar resale registration rights as contained in the Backstop Agreement. The concurrent private placement closed on May 9, 2025.

Donlin Gold project

In the second quarter of 2025, Donlin Gold achieved a number of milestones including:

●

Initiating efforts to prepare for the updated feasibility study, following completion of the Donlin Gold Transaction. A dedicated owner’s project team will be assembled at Donlin Gold to advance this work. The contract(s) for this work are expected to be awarded by year-end.

●

Commenced drilling in March with a total of 8,401 meters completed out of 15,000 planned meters now focused on resource conversion and expansion, subsequent to the announcement of the Donlin Gold Transaction.

●

Met with the Alaska Congressional delegation and industry officials in Washington, D.C. to introduce Donlin Gold’s new General Manager, Todd Dahlman, and reinforce the project’s importance to Alaska and the Yukon-Kuskokwim (Y-K) region.

●	Continued to support critical ecological, environmental, and health and safety initiatives throughout the Y-K region.

●

Advanced permitting efforts, with comments from ADNR on the Dam Safety Certificates preliminary design packages expected in 2025. Bids were received and are currently being evaluated for the Dam Safety Certificates detailed design package work.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Our share of funding for the Donlin Gold project in the first six months of 2025 was $10,413, in line with previously issued 2025 guidance. Following the closing of the Donlin Gold Transaction on June 3, 2025, NOVAGOLD and Paulson have commenced a review of Donlin Gold’s 2025 work plan, which is being amended to enable the commencement of an updated feasibility study by the end of 2025. Given that our share of funding Donlin Gold’s expenses increases from 50% to 60% with the closing of the Donlin Gold Transaction, we expect our share of Donlin Gold funding to be higher than our previously issued 2025 guidance of $21,500. In light of the Donlin Gold Transaction, NOVAGOLD intends to provide updated 2025 guidance with the release of our third quarter results.

Adding Valuation Through the Drill Bit

In the second quarter of 2025, Donlin Gold made substantial progress on key initiatives and activities including, the commencement of Donlin Gold’s 15,000-meter drill program prioritizing resource conversion and expansion with a crew of sixty at site. At the close of the second quarter a total of 8,401 out of 15,000 planned meters was completed.

Reinforcing the Project’s Importance Through Engagement and Support for Environmental, Cultural, and Social Initiatives in the Y-K Region

During the second quarter of 2025, Donlin Gold’s new General Manager and other team members travelled to Washington, D.C. to meet with the Alaska Congressional delegation, Governor Mike Dunleavy, Karen Kelleher, Alaska’s Bureau of Land Management acting Director, Department of Interior representatives, and other industry elected officials, reinforcing the project’s importance to Alaska and the Y-K region.

In March 2025, Donlin Gold and NOVAGOLD conducted a follow-up community meeting in Crooked Creek, the closest village to the project, to share information, answer questions, and discuss the project’s importance. Additionally, in May 2025, Donlin Gold hosted the fifth Subsistence Community Advisory Committee (SCAC) meeting at the Donlin Gold project site, which included tours of the camp and facilities as well as presentations on topics related to the project such as mining processes, ongoing aquatic resources monitoring and Snow Gulch restoration work.

In April 2025, Donlin Gold continued its participation in and support of the Donlin Gold Summer Safety Program, traveling along the Kuskokwim River with 2019 Iditarod champion and Donlin Gold employee Pete Kaiser. Together, they visited seven villages in the Y-K region to distribute life jackets and promote water safety among local residents.

Also in April 2025, Donlin Gold extended its support to 47 communities for the annual Clean-up Green-up program. This initiative targets the collection and proper disposal of trash from the tundra, roads, public areas, and beaches in the Y-K region that accumulate over the winter months.

Upholding current permits and working to secure key state approvals

Donlin Gold continued to support the state and federal agencies defending their permits in litigation.

On June 28, 2021, Earthjustice representing Orutsararmiut Native Council (“ONC”) filed an appeal of the Alaska Department of Environmental Conservation (“ADEC”) Commissioner’s decision upholding the ADEC’s Clean Water Act Section 401 water quality certification in Alaska Superior Court. In December 2021, at the request of the State of Alaska and Donlin Gold, the Alaska Superior Court suspended the case and remanded it to ADEC to allow for consideration of additional technical materials on mercury and temperature. After an administrative process, the Commissioner reaffirmed ADEC’s issuance of the 401 Certification on August 18, 2023. The suspension of the previously filed Alaska Superior Court case was then lifted and Earthjustice filed its opening brief with the Alaska Superior Court in January 2024. Briefing is complete and oral arguments were held on August 30, 2024. On May 6, 2025, the Alaska Superior Court issued a decision rejecting plaintiff’s arguments and upholding the Alaska Department of Environmental Conservation’s water quality certification for the Donlin Gold project. Earthjustice filed a notice of appeal to the Alaska Supreme Court on May 28, 2025.

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

On April 5, 2023, Earthjustice representing ONC and six Y-K villages filed suit against the U.S. government in the U.S. District Court for Alaska (the “Federal District Court”) asking the Federal District Court to invalidate the Donlin Gold JROD, which included the Corps’ issuance of the 404 permit and the Department of Interior, Bureau of Land Management’s issuance of the ROW lease for the portions of the pipeline on Federal lands. The U.S. Department of Justice (“DOJ”) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold, and Calista were granted intervenor status in this case. The DOJ filed their brief supporting the issuance of the JROD and the sufficiency of the environmental analysis in the Final Environmental Impact Statement on April 2, 2024. Amicus briefs supporting the project were filed by the village of Crooked Creek and the Alaska federal Congressional delegation. Oral arguments were held on June 24, 2024, and the Federal District Court issued a decision on September 30, 2024. The decision rejected the plaintiffs’ arguments on two of the three issues raised in the litigation but agreed with plaintiffs that the federal agencies took too narrow of a view in analyzing the impact of a theoretical release from the tailings storage facility. The Federal District Court requested supplemental briefing on the appropriate remedy for addressing this issue. On October 7, 2024, the plaintiffs filed a request for reconsideration on one of the issues on which the Federal District Court had ruled against the plaintiffs and, at DOJ’s request, the Federal District Court suspended the schedule for briefing on the appropriate remedy until after the Federal District Court ruled on plaintiffs’ motion for reconsideration. On December 23, 2024, the Federal District Court denied plaintiffs’ request for reconsideration. Remedy briefing was completed in March 2025 and oral argument on remedy was held May 9, 2025. On June 10, 2025, the Federal District Court issued an order denying Earthjustice’s request to vacate the permits and remanding the case to the agencies to supplement the NEPA analysis on the narrow issue regarding the analysis of a release from the tailings storage facility. The Court retained jurisdiction over the case during the remand and ordered the agencies to file periodic status updates with the court.

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

Consolidated Financial Results

In the second quarter and the first six months of 2025, net loss increased by $40,575 and $39,373, respectively, from the comparable prior year periods primarily due to a $39,607 non-cash, non-recurring charge related to warrants issued under a backstop commitment agreement signed on April 22, 2025 concurrent with the announcement of the Donlin Gold Transaction. Other items leading to an increase in net loss include higher field expenses at Donlin Gold, lower interest income on cash and term deposits and lower other income due to a smaller comparative gain in the fair market value of marketable securities partially offset by lower general and administrative costs and lower tax expense.

The Company entered into a backstop commitment agreement on April 22, 2025 to ensure sufficient funding for the Donlin Gold Transaction. As consideration for funding such backstop commitment to the Company, NOVAGOLD issued backstop warrants to certain institutional investors with an estimated total fair value of $39,607. Company subsequently completed the May 2025 equity offering and the backstop commitment concurrently expired unexercised. As the backstop warrants were not a direct offering cost associated with the May 2025 equity offering, the $39,607 was recorded as a non-cash expense in the second quarter of 2025. The expense represents a non-cash financing activity.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Donlin Gold expenses in the second quarter and the first six months of 2025 were higher with increased site activity in 2025 compared to 2024 when field work activities were minimal. General and administrative expenses decreased in the second quarter and the first six months of 2025 primarily due to lower share-based compensation, salaries and benefits and professional fees. Professional fees expensed declined in the second quarter and the first six months of 2025. Transaction costs of $829 incurred during the second quarter related to the Donlin Gold Transaction have been recorded as pre-paid expenses as the transaction did not close until early in the third quarter. Salaries and benefits in the second quarter and the first six months of 2025 decreased versus the comparative 2024 periods primarily due to a lower headcount. Please see “Liquidity and Capital Resources – Liquidity overview” for more information regarding the anticipated impact of the Donlin Gold Transaction on NOVAGOLD’s costs and expenses.

Functional Currency Change

The functional currency of the Company is the U.S. dollar. Prior to April 22, 2025, the functional currency of NOVAGOLD RESOURCES INC., the parent entity, was the Canadian dollar. Management reassessed NOVAGOLD RESOURCES INC.’s functional currency and determined that on April 22, 2025, given the increasing prevalence of U.S. dollar denominated activities and financing transactions, its functional currency changed from the Canadian dollar to the U.S. dollar. The change in functional currency was accounted for prospectively from April 22, 2025, and prior period consolidated financial statements were not restated for the change in functional currency. Previously recorded cumulative translation adjustments were not reversed.

Liquidity and Capital Resources

Liquidity overview

With total cash and term deposits of $318,737 as May 31, 2025 ($136,307 pro forma the closing of the Donlin Gold Transaction on June 3, 2025 and the closing of the share issuance related to the exercise of the underwriters’ overallotment option on June 5, 2025), the Company has sufficient working capital to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs for at least the next three years at current spending levels. The Company is working with Paulson and Donlin Gold to determine the anticipated costs of completing a feasibility study, and depending on the ultimate cost of completing a feasibility study, the Company may need to raise additional capital. If a decision to commence engineering and construction is reached by Donlin Gold, the Company will review the amounts and options to raise capital at that time. Future financing to fund construction is anticipated through debt and equity offerings, project specific debt, and/or other means. Our continued operations, in the longer term, are dependent on our ability to obtain additional financing or to generate future cash flows. However, there is no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

As discussed above, we expect our share of Donlin Gold funding to be higher than our previously issued 2025 guidance of $21,500 and we similarly expect NOVAGOLD’s corporate general and administrative and transaction costs to be significantly higher than our previous 2025 guidance of $16,000 in fiscal 2025 due to legal and transaction costs related to the Donlin Gold Transaction. NOVAGOLD intends to provide updated 2025 guidance with the release of our third quarter results.

Our financial position includes the following as of May 31, 2025:

●

Cash and cash equivalents of $293,737, primarily held at three large Canadian chartered banks with investment grade credit ratings. Pro-forma the closing of the Donlin Gold Transaction on June 3, 2025 and the closing of the share issuance related to the exercise of the underwriters’ overallotment option on June 5, 2025, our cash and cash equivalents were $111,307.

●	Term deposits of $25,000 held at one large Canadian chartered bank with investment grade credit ratings with maturities of less than one year.

●

Promissory note payable to Barrick of $158,795 including accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. Concurrent with the Donlin Gold Transaction announcement on April 22, 2025, NOVAGOLD entered into a prepayment option agreement with Barrick, which provided the Company with an option to prepay the promissory note in full for $90,000 prior to the closing of the Donlin Gold Transaction. As the $90,000 prepayment option was not exercised prior to closing, concurrent with closing on June 3, 2025, the Company entered into an amended and restated secured promissory note with Barrick that provides the Company with an option to prepay the promissory note in full for $100,000 on or before December 3, 2026.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Cash flows

In the second quarter and first six months of 2025, cash equivalents increased by $259,767 and $251,512, respectively, primarily due to $243,839 in proceeds from a public equity offering and concurrent private placement, net of $9,734 of transaction and issuance costs, and $34,000 in net proceeds from term deposits partially offset by Donlin Gold funding and corporate general and administrative costs.

Cash used in operating activities in the second quarter and first six months of 2025 was $433 and $519 higher, respectively, than the comparative prior year periods. Funding of Donlin Gold was $3,088 and $3,079 higher in the second quarter and first six months of 2025, respectively, due to increased site activity in 2025 than the comparative prior year periods when field work activities were minimal.

Outstanding share data

As of June 20, 2025, the Company had 406,897,647 common shares issued and outstanding. Also, as of June 20, 2025, the Company had: i) a total of 25,500,000 warrants outstanding with an exercise price of $3.00 per share; ii) a total of 9,867,200 stock options outstanding; 8,600,200 with a weighted-average exercise price of $5.43 per share and the remaining 1,267,000 of those stock options with a weighted-average exercise price of C$6.97 per share; and iii) 2,074,300 PSUs; and iv) 327,032 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 38,805,682 common shares.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, and term deposit investments. At May 31, 2025, in anticipation of closing the Donlin Gold Transaction, all term deposits were held at one Canadian chartered bank with investment-grade credit ratings and have maturities of less than one year.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of May 31, 2025, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1,588 in the interest accrued on the promissory note per annum. The interest rate in the amended and restated promissory note with Barrick dated June 3, 2025 is unchanged.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2025. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are dependent on the cooperation of third parties in the exploration and development of our Donlin Gold project.

Our success with respect to the Donlin Gold project depends on the cooperation of the co-owner of Donlin Gold. We currently hold a 60% economic interest in Donlin Gold and the remaining 40% economic interest is held by a third party that is not under our control or direction. However, governance of Donlin Gold is shared on an equal basis, so we will continue to be dependent on the cooperation of a third party for the progress and development of the Donlin Gold project. The third party may have different priorities which could impact the timing and cost of development of the Donlin Gold project. If the third party defaults on their agreements with us, with or without our knowledge, it may put the mineral property and related assets at risk. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our ability to achieve our business plan, profitability, or the viability of our interests held with the third party, which could have a material adverse impact on our business, future cash flows, earnings, results of operations and financial condition: (i) disagreement with the third party on how to develop and operate the Donlin Gold project efficiently; (ii) inability to exert influence over certain strategic decisions made in respect of the jointly-held Donlin Gold project; (iii) inability of the third party to meet their obligations to the joint business or other parties; and (iv) litigation with the third party regarding joint business matters.

Despite our ownership of 60% of the membership interests of Donlin Gold, our voting interests are contractually reduced in the A&R LLC Agreement.

Consistent with the Prior LLC Agreement, the funding for Donlin Gold is shared by both parties based on their percentage ownership. For example, since NGRA holds 60% of the membership interests of Donlin Gold, it will have the responsibility to fund 60% of the expenses of Donlin Gold. However, even though Paulson holds 40% of Donlin Gold, the parties have equal governance rights. This adjustment to the parties voting interests, as set forth in the A&R LLC Agreement means that (i) NGRA’s voting percentage interests are defined as its participating interest from time to time less an absolute 10% and (ii) Paulson’s voting percentage interests are defined as its participating interest from time to time plus an absolute 10%. For this reason, even though NGRA holds 60% of the membership interests of Donlin Gold, the Company has a 50% voting interest at Donlin Gold, not 60%. These disproportionately reduced voting rights may reduce the value attributed to our interest in Donlin Gold and reduces our ability to assert our proportionate rights at the project.

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

Date: June 25, 2025	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ Peter Adamek
Peter Adamek
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Membership Interest Purchase Agreement among the Company, Barrick Gold U.S. Inc., Barrick Gold Corporation, Paulson Advantage Plus Master Ltd, Paulson Partners L.P., Donlin Gold Holdings LLC, and NovaGold Resources Alaska, Inc. dated April 22, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on April 22, 2025)

4.1	Form of Warrant
10.1	Backstop Agreement dated April 22, 2025 (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K of the Company filed with the SEC on April 22, 2025)
10.2

Amended and Restated LLC Operating Agreement dated June 3, 2025 among Donlin Gold Holdings LLC, NovaGold Resources Alaska, Inc. and Donlin Gold LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 4, 2025)

10.3	Amended and Restated Promissory Note dated June 3, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on June 4, 2025)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

The following materials are filed herewith: (i) Inline XBRL Instance, (ii) Inline XBRL Taxonomy Extension Schema, (iii) Inline XBRL Taxonomy Extension Calculation, (iv) Inline XBRL Taxonomy Extension Labels, (v) Inline XBRL Taxonomy Extension Presentation, and (vi) Inline XBRL Taxonomy Extension Definition.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.