Form 10-Q
period 2025-08-31
NOVAGOLD RESOURCES INC
filed 2025-10-01
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2025

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

As of September 26, 2025, the Company had 406,926,988 common shares, no par value, outstanding.

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

●

risks related to changes in governmental regulation and uncertainties resulting from changes being implemented by the current U.S. federal administration including, but not limited to, the stability of pre-existing tax regimes and tariffs;

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	As of August 31, 2025	As of November 30, 2024
ASSETS
Cash and cash equivalents	$58,169	$42,224
Term deposits	67,000	59,000
Other assets (Note 6)	997	1,530
Current assets	126,166	102,754
Investment in Donlin Gold (Note 5)	214,948	2,597
Other assets (Note 6)	4,271	4,402
	$345,385	$109,753

LIABILITIES
Accounts payable and accrued liabilities	$2,225	$1,371
Accrued payroll and related benefits	2,129	2,482
Income taxes payable	—	220
Other liabilities (Note 8)	335	413
Current liabilities	4,689	4,486
Promissory note (Note 7)	162,622	151,522
Other liabilities (Note 8)	962	1,161
	168,273	157,169

EQUITY (DEFICIT)
Common shares	2,251,186	1,989,245
Contributed surplus	134,941	93,377
Accumulated deficit	(2,183,969)	(2,104,932)
Accumulated other comprehensive loss	(25,046)	(25,106)
	177,112	(47,416)
	$345,385	$109,753

Commitments and contingencies (Notes 7 and 8) The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 1, 2025. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang	/s/ Hume Kyle

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Operating expenses:
General & administrative (Note 11)	$6,279	$5,120	$16,900	$18,982
Equity loss – Donlin Gold (Note 5)	7,450	2,814	16,212	9,765
	13,729	7,934	33,112	28,747

Loss from operations	(13,729)	(7,934)	(33,112)	(28,747)

Other (expense) income:
Warrant expense (Note 9)	—	—	(39,607)	—
Interest expense - promissory note	(3,827)	(3,833)	(11,100)	(11,132)
Interest and dividend income	1,240	1,194	3,860	4,265
Other (expense) income, net (Note 12)	670	(14)	922	1,708
Loss before income taxes	(15,646)	(10,587)	(79,037)	(33,906)
Income tax expense	—	(156)	—	(855)
Net loss	(15,646)	(10,743)	(79,037)	(34,761)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	48	60	30

Comprehensive loss	$(15,646)	$(10,695)	$(78,977)	$(34,731)

Net loss per common share – basic and diluted	$(0.04)	$(0.03)	$(0.22)	$(0.11)

Weighted average shares outstanding
Basic and diluted (thousands)	406,508	334,520	364,000	334,422

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Operating activities:
Net loss	$(15,646)	$(10,743)	$(79,037)	$(34,761)
Adjustments:
Equity loss – Donlin Gold	7,450	2,814	16,212	9,765
Share-based compensation	2,000	515	4,393	5,319
Warrant Expense (Note 9)	—	—	39,607	—
Interest expense on promissory note	3,827	3,833	11,100	11,132
Gain on sale of mineral property (Note 4)	—	—	—	(743)
Change in fair value of marketable equity securities	(662)	(7)	(945)	(978)
Foreign exchange (gain) loss	(8)	21	41	13
Other operating adjustments	3	2	18	32
Change in operating assets and liabilities
Other assets	1,668	(50)	502	(86)
Accounts payable and accrued liabilities	(196)	(427)	854	254
Accrued payroll and related benefits	703	340	(357)	(741)
Income taxes payable	(6)	(279)	(220)	319
Remediation liability	(36)	(58)	(160)	(134)
Net cash used in operating activities	(903)	(4,039)	(7,992)	(10,609)

Investing activities:
Proceeds from term deposits	92,000	—	185,000	80,000
Purchases of term deposits	(134,000)	—	(193,000)	(60,000)
Funding of Donlin Gold	(8,100)	(2,864)	(18,513)	(10,198)
Investment in Donlin Gold (Note 5)	(210,050)	—	(210,050)	—
Proceeds from disposal of equity securities (Note 15)	—	59	952	59
Proceeds from sale of mineral property (Note 4)	—	—	—	743
Net cash provided by investing activities	(260,150)	(2,805)	(235,611)	10,604

Financing activities:
Equity issuance (Note 9)	26,915	—	270,754	—
Equity issuance costs (Note 9)	(1,434)	—	(11,168)	—
Withholding tax on share-based compensation	—	(157)	(82)	(174)
Net cash provided by (used in) financing activities	25,481	(157)	259,504	(174)

Effect of exchange rate changes on cash and cash equivalents	5	5	44	2
Net change in cash and cash equivalents	(235,567)	(6,996)	15,945	(177)
Cash and cash equivalents at beginning of period	293,736	52,568	42,224	45,749
Cash and cash equivalents at end of period	$58,169	$45,572	$58,169	$45,572

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, US dollars and shares in thousands)

	Nine months ended August 31, 2025
						Total
	Common shares		Contributed	Accumulated		equity
	Shares	Amount	surplus	deficit	AOCL*	(deficit)

November 30, 2024	334,567	$1,989,245	$93,377	$(2,104,932)	$(25,106)	$(47,416)
Share-based compensation	—	—	983	—	—	983
Performance share units (PSUs) settled in shares	79	2,130	(2,130)	—	—	—
Withholding tax on PSUs	—	—	(81)	—	—	(81)
Net loss	—	—	—	(9,116)	—	(9,116)
Other comprehensive loss	—	—	—	—	(496)	(496)
February 28, 2025	334,646	$1,991,375	$92,149	$(2,114,048)	$(25,602)	$(56,126)
Share-based compensation	—	—	1,410	—	—	1,410
Equity offering, net (Note 9)	65,024	234,105	—	—	—	234,105
Deferred share units (DSUs) settled in shares	50	225	(225)	—	—	—
Warrants (Note 9)	—	—	39,607	—	—	39,607
Net loss	—	—	—	(54,275)	—	(54,275)
Other comprehensive income	—	—	—	—	556	556
May 31, 2025	399,720	$2,225,705	$132,941	$(2,168,323)	$(25,046)	$165,277
Share-based compensation	—	—	2,000	—	—	2,000
Equity offering, net (Note 9)	7,178	25,481	—	—	—	25,481
Net loss	—	—	—	(15,646)	—	(15,646)
August 31, 2025	406,898	$2,251,186	$134,941	$(2,183,969)	$(25,046)	$177,112

	Nine months ended August 31, 2024
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2023	333,247	$1,986,938	$88,621	$(2,059,311)	$(24,471)	$(8,223)
Share-based compensation	—	—	2,409	—	—	2,409
Stock options exercised	124	1,283	(1,283)	—	—	—
Net loss	—	—	—	(10,318)	—	(10,318)
Other comprehensive income	—	—	—	—	15	15
February 29, 2024	334,371	$1,988,221	$89,747	$(2,069,629)	$(24,456)	$(16,117)
Share-based compensation	—	—	2,395	—	—	2,395
PSUs settled in shares	13	27	(27)	—	—	—
DSUs settled in shares	47	224	(224)	—	—	—
Withholding tax on PSUs	—	—	(17)	—	—	(17)
Net loss	—	—	—	(13,700)	—	(13,700)
Other comprehensive loss	—	—	—	—	(33)	(33)
May 31, 2024	334,431	$1,988,472	$91,874	$(2,083,329)	$(24,489)	$(27,472)
Share-based compensation	—	—	515	—	—	515
PSUs settled in shares	136	773	(773)	—	—	—
Withholding tax on PSUs	—	—	(157)	—	—	(157)
Net loss	—	—	—	(10,743)	—	(10,743)
Other comprehensive income	—	—	—	—	48	48
August 31, 2024	334,567	$1,989,245	$91,459	$(2,094,072)	$(24,441)	$(37,809)

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. On December 1, 2024, NovaGold (Bermuda) Alaska Limited, NovaGold Resources (Bermuda) Limited and NovaGold Argentina Inc., subsidiaries of the Company, were amalgamated with NOVAGOLD.

The Company’s principal asset is a 60% interest in the Donlin Gold project in Alaska, USA. The Company has no realized revenues from its principal asset. The Donlin Gold project is owned and operated by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned by wholly-owned subsidiaries of NOVAGOLD and Donlin Gold Holdings LLC, a subsidiary of Paulson Advantage Plus Master Ltd. and Paulson Partners LP (together, “Paulson”). Prior to June 3, 2025, Donlin Gold was owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Gold Corporation (“Barrick”). See Note 5 regarding changes to Donlin Gold ownership on June 3, 2025.

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

The functional currency of the Company is the U.S. dollar. Prior to April 22, 2025, the functional currency of NOVAGOLD RESOURCES INC., the parent company, was the Canadian dollar. Management reassessed the functional currency of the parent company, NOVAGOLD RESOURCES INC., and determined that as of April 22, 2025, given the increasing prevalence of U.S. dollar denominated activities and financing transactions, its functional currency changed from the Canadian dollar to the U.S. dollar. The change in functional currency was accounted for prospectively from April 22, 2025, and prior period consolidated financial statements were not restated for the change in functional currency. Previously recorded cumulative translation adjustments were not reversed.

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

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. The Company identified Donlin Gold as a Variable Interest Entity (“VIE”) as it is dependent on funding from its owners. Historically, all funding, ownership, voting rights, and power was shared equally on a 50/50 basis between the owners of the VIE. On June 3, 2025, the Company increased its ownership interest in Donlin Gold to 60% (Note 5) resulting in the funding and ownership being shared on a 60/40 basis between the Company and its new Donlin Gold partner. However, the power over Donlin Gold continues to be shared equally on a 50/50 basis between the Company and its new Donlin Gold partner. As such, the Company has determined it continues to not be the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its equity investment in Donlin Gold.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The equity method is a basis of accounting for investments whereby the initial and any subsequent investment is recorded at cost and the carrying value is adjusted thereafter to include the investor’s pro rata share of post-acquisition earnings or losses of the investee, as computed by the consolidation method. Cash funding increases the carrying value of the investment. Profit distributions received or receivable from an investee reduce the carrying value of the investment.

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

Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules

Updates to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements or disclosures.

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

No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of August 31, 2025. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

NOTE 5 – INVESTMENT IN DONLIN GOLD

On June 3, 2025, the Company closed on a membership interest purchase agreement among Paulson, Barrick Gold U.S. Inc., Barrick (together, the “Barrick Parties”), Donlin Gold Holdings LLC (a subsidiary of Paulson), and NovaGold Resources Alaska, Inc. ("NGRA”), a subsidiary of the Company, whereby the Barrick Parties sold their 50% interest in Donlin Gold to Donlin Gold Holdings LLC and NovaGold Resources Alaska, Inc., for $1,000,000 (the “Donlin Gold Transaction”). In accordance with the agreement, NovaGold Resources Alaska, Inc. acquired an additional 10% interest in Donlin Gold for $200,000 and Donlin Gold Holdings LLC acquired a 40% interest in Donlin Gold for $800,000.

In addition to the consideration paid for the additional 10% interest, NovaGold Resources Alaska, Inc. paid an additional working capital adjustment of $980 to the Barrick Parties and incurred transaction costs of $9,070. The consideration, working capital adjustment and transaction costs were capitalized and included in the Company’s Investment in Donlin Gold.

The Donlin Gold project is owned and operated by Donlin Gold, a limited liability company in which, effective June 3, 2025, wholly-owned subsidiaries of NOVAGOLD and Donlin Gold Holdings LLC owned a 60% and 40% interest, respectively. While the Company has a 60% economic interest in Donlin Gold following the Donlin Gold Transaction, the Company and Paulson have equal governance rights. Donlin Gold has a board of four representatives, with two representatives selected by Paulson and two representatives selected by the Company. All significant decisions related to Donlin Gold require the approval of at least a majority of the Donlin Gold board.

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Balance – beginning of period	$4,248	$3,454	$2,597	$3,071
Acquisition of additional 10% interest in Donlin Gold	210,050	—	210,050	—
Share of losses:
Mineral property expenditures	(7,301)	(2,675)	(15,806)	(9,327)
Depreciation	(137)	(128)	(374)	(408)
Accretion	(12)	(11)	(32)	(30)
	202,600	(2,814)	193,838	(9,765)
Funding	8,100	2,864	18,513	10,198
Balance – end of period	$214,948	$3,504	$214,948	$3,504

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following amounts represent the Company’s 60% share of the assets and liabilities of Donlin Gold following the Donlin Gold Transaction on June 3, 2025. Subsequent to the completion of the Donlin Gold Transaction, the carrying value of the Company’s investment in Donlin Gold exceeded the net assets of Donlin Gold due to the capitalization of the consideration paid to acquire an additional 10% interest of Donlin Gold and transaction costs of $9,070. Prior to June 3, 2025, the Company held a 50% economic interest in Donlin Gold and the carrying value of the Company’s investment in Donlin Gold was less than the net assets of Donlin Gold as Donlin Gold capitalized Barrick’s initial contribution of the Donlin Gold property at inception as Non-current assets: Mineral property with a carrying value of $64,000 while the Company’s initial contribution to Donlin Gold consisted of historical exploration which NOVAGOLD previously expensed.

	As of August 31, 2025	As of November 30, 2024
Current assets: Cash, prepaid expenses, and other receivables	$8,672	$3,745
Non-current assets: Right-of-use assets, property and equipment	1,058	965
Non-current assets: Mineral property	39,185	32,654
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(3,747)	(1,947)
Non-current liabilities: Reclamation and lease obligations	(1,020)	(820)
Net assets	$44,148	$34,597

NOTE 6 – OTHER ASSETS

	As of August 31, 2025	As of November 30, 2024
Other current assets:
Accounts receivable	$37	$22
Interest receivable	88	89
Receivable from Donlin Gold	651	212
Prepaid expenses	221	1,207
	$997	$1,530

Other long-term assets:
Marketable equity securities	$3,398	$3,387
Right-of-use assets	771	896
Office equipment	102	119
	$4,271	$4,402

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $162,622, comprising $158,916 in principal, and $3,706 in accrued interest at U.S. prime plus 2%, compounded semi-annually. The original promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The carrying value of the promissory note approximates fair value.

Concurrently with the Donlin Gold Transaction announced on April 22, 2025, the Company entered into a prepayment option agreement with Barrick, which provided the Company with an option to prepay the promissory note in full for $90,000 prior to the closing of the Donlin Gold Transaction. As the prepayment option was not exercised prior to the closing date, the prepayment option agreement expired on June 3, 2025. Concurrent with the closing of the Donlin Gold Transaction on June 3, 2025, the Company entered into an amended and restated secured promissory note with Barrick that provides the Company with the option to prepay the promissory note in full for $100,000 on or before December 3, 2026. In addition, the security package was modified in order to exclude any property held by Donlin Gold or the membership interest in Donlin Gold held by NGRA; however, it remains secured by NGRA’s right, title and interest to proceeds from Donlin Gold. All other terms of the promissory note remain the same.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 8 – OTHER LIABILITIES

	As of August 31, 2025	As of November 30, 2024
Other current liabilities:
Remediation liabilities	$159	$244
Lease obligations	176	169
	$335	$413

Other long-term liabilities:
Remediation liabilities	$325	$400
Lease obligations	637	761
	$962	$1,161

NOTE 9 – EQUITY TRANSACTIONS

Public Equity Offering and Private Placement Offering

On May 9, 2025, the Company closed a public equity offering of 47,850,000 shares of NOVAGOLD at a price of $3.75 per share. As part of the public equity offering, the Company granted the underwriters a 30-day overallotment option to purchase up to an additional 7,177,500 common shares at a price of $3.75 per share less underwriting discounts and commissions. Concurrent with the public offering, the Company also closed a private placement for 17,173,853 common shares of NOVAGOLD at a price of $3.75 per share on May 9, 2025. On June 5, 2025, the Company issued an additional 7,177,500 common shares of NOVAGOLD pursuant to the exercise in full of the overallotment option by the underwriters. The public equity offering and concurrent private placement offering are referred to herein as the “May 2025 Offering”.

On closing of the May 2025 Offering, the Company received aggregate gross proceeds of $243,839 before deducting fees and other offering expenses totaling approximately $9,734. On closing of the overallotment option exercise, the Company received additional aggregate gross proceeds of approximately $26,915 before deducting fees and other offering expenses totaling approximately $1,434.

Warrants

Concurrent with the Donlin Gold Transaction announced on April 22, 2025, the Company entered into a backstop commitment agreement with certain institutional investors, pursuant to which the investors committed to purchase up to $170,000 of the Company’s common shares to partially fund the $200,000 payment to the Barrick Parties under the Donlin Gold Transaction discussed in Note 5. As consideration for providing this commitment, and independent of whether the backstop was ultimately exercised, the Company issued 25,500,000 warrants to the investors enabling them to purchase common shares of NOVAGOLD for an exercise price of $3.00 per share (“Backstop Warrants”). The Backstop Warrants contain a “cashless exercise” feature, such that, in lieu of making a cash payment to NOVAGOLD upon the exercise of the Backstop Warrant, the warrant holder may elect instead to receive upon such exercise (either in whole or in part) the net number of common shares equivalent to the Backstop Warrants’ intrinsic value, as determined according to the formula set forth in the Backstop Warrants. The Backstop Warrants expire in April 2030 and contain customary anti-dilution provisions. All of the Backstop Warrants remained outstanding at August 31, 2025.

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, marketable equity securities, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair values of the Company’s other financial instruments approximate their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $3,398 as of August 31, 2025 ($3,387 as of November 30, 2024), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Share-based compensation (Note 13)	$2,000	$515	$4,393	$5,319
Salaries and benefits	2,038	2,055	5,831	6,186
Professional fees	1,006	1,624	3,227	4,142
Office expense	876	727	2,417	2,313
Corporate communications and regulatory	353	193	1,015	1,005
Depreciation	6	6	17	17
	$6,279	$5,120	$16,900	$18,982

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 12 – OTHER INCOME (EXPENSE), NET

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Change in fair market value of marketable equity securities	$662	$7	$945	$978
Fuel tax credit	—	—	18	—
Gain on sale of mineral property	—	—	—	743
Foreign exchange gain (loss)	8	(21)	(41)	(13)
	$670	$(14)	$922	$1,708

In January 2024, the Company received $743 for a note receivable from the sale of its interest in a mining project, which the Company had previously written off.

NOTE 13 – SHARE-BASED COMPENSATION

The following table shows the recognized share-based compensation expense by award type:

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Stock options	$1,200	$485	$2,440	$3,134
Performance share unit plan	730	(39)	1,745	1,982
Deferred share unit plan	70	69	209	203
	$2,000	$515	$4,394	$5,319

Stock options

A summary of stock options outstanding and activity during the nine months ended August 31, 2025 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2024	8,849,535	$6.12
Granted	3,088,700	4.40
Expired	(1,971,035)	7.19
Forfeited	(154,766)	4.48
August 31, 2025	9,812,434	$5.40	2.95	$16,838
Vested and exercisable as of August 31, 2025	4,503,780	$6.53	1.75	$4,121

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The following table summarizes key valuation inputs of stock options granted during the nine months ended August 31, 2025 and 2024:

	Nine months ended August 31,
	2025	2024
Weighted-average assumptions used to value stock option awards:
Expected volatility	52.9%	48.7%
Risk-free interest rate	3.64%	4.29%
Expected forfeiture rate	3.3%	3.0%
Expected dividend rate	—	—
Expected term of options (years)	4	4
Weighted-average grant-date fair value	$1.96	$1.76
Intrinsic value of options exercised	$—	$471
Cash received from options exercised	$—	$—

As of August 31, 2025, the Company had $5,677 of unrecognized compensation cost related to 5,308,654 non-vested stock options expected to be recognized and vest over a period of approximately 2.94 years.

Performance share units

A summary of PSU awards outstanding and activity during the nine months ended August 31, 2025 are as follows:

	Number of PSU awards	Weighted- average exercise price per award	Aggregate intrinsic value
November 30, 2024	1,633,500	$5.32
Vested and paid out/released	(102,100)	6.70
Performance adjustment	(306,300)	6.70
Granted	849,200	4.35
August 31, 2025	2,074,300	$4.65	$8,213

The following table summarizes key valuation inputs of PSUs granted during the nine months ended August 31, 2025 and 2024:

	Nine months ended August 31,
	2025	2024
Weighted-average assumptions used to value PSU awards:
Expected volatility of Company shares	54.8%	42.5%
Expected volatility of TSX index	29.7%	29.2%
Expected correlation between Company shares and TSX	63.2%	78.3%
Risk-free interest rate	2.60%	4.22%
Expected term of PSUs (years)	3	3
Number of PSUs granted	849,200	886,800
Weighted-average grant-date fair value	$4.41	$4.20

As of August 31, 2025, the Company had $4,919 of unrecognized compensation cost related to 2,074,300 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.66 years.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $201 and $533 in the three and nine months ended August 31, 2025, respectively ($227 and $645 in the three and nine months ended August 31, 2024, respectively). As of August 31, 2025, the Company has accounts receivable from Donlin Gold of $651 (November 30, 2024: $420) included in Other current assets.

As consideration for providing a backstop commitment to the Company on April 22, 2025, NOVAGOLD issued Backstop Warrants (Note 9) to three institutional investors, one of which was Electrum Strategic Resources L.P. ("Electrum”). The Backstop Warrants have an estimated aggregate fair value of $39,607. Electrum received 6,375,000 Backstop Warrants having a fair value of approximately $9,902. Dr. Thomas Kaplan, NOVAGOLD's Chairman of the Board, is the Chairman and Chief Executive Officer of The Electrum Group LLC, an affiliate of Electrum. Electrum is the largest shareholder of NOVAGOLD.

Additionally, Electrum was one of two institutional investors who participated in a private placement that closed concurrent with the public equity offering at the same price as the public equity offering described in Note 9. Electrum purchased 13,333,334 shares of NOVAGOLD in the private placement.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Interest and dividends received	$1,956	$365	$3,871	$3,445
Income taxes paid	$—	$437	$223	$537

During the first quarter of 2025, the Company received $952 in cash proceeds and 19,688 shares of Lundin Mining Corporation as consideration for the acquisition of one of the Company’s previously held marketable equity securities.

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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and nine-month periods ended August 31, 2025 and August 31, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K for the year ended November 30, 2024, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR+ at www.sedarplus.ca. References herein to $ refer to United States dollars and C$ to Canadian dollars, except as otherwise specified.

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

Highlights

On June 3, 2025, NOVAGOLD and Paulson, through wholly-owned subsidiaries, completed the $1 billion acquisition of Barrick’s 50% interest in Donlin Gold (“Donlin Gold Transaction”), increasing NOVAGOLD’s economic stake in Donlin Gold LLC (“Donlin Gold”) to 60%. Paulson’s subsidiary acquired the remaining 40% of Donlin Gold. Both owners have equal governance rights in Donlin Gold. The Donlin Gold Transaction marks a significant milestone in a long-term strategy to advance Donlin Gold. NOVAGOLD’s portion of the acquisition was funded through a combination of a public equity offering and a concurrent private placement.

NOVAGOLD closed a $195.2 million underwritten public offering (issuing approximately 48 million common shares in the second quarter and approximately 7.2 million common shares as part of the exercise of the overallotment option early in the third quarter), and a $64.4 million private placement (issuing approximately 17.2 million common shares in the second quarter), representing a total of $260.4 million (an aggregate of approximately 72.2 million common shares). NOVAGOLD purchased the additional 10% interest in Donlin Gold LLC with proceeds from the offerings and will use the balance of the funds from the offerings for general corporate purposes, including its share of expenses associated with advancing the Donlin Gold Bankable Feasibility Study (the “BFS”).

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

Our corporate goals include completing the BFS and moving to a subsequent construction decision; maintaining a favorable reputation of NOVAGOLD and the Donlin Gold project among shareholders; promoting strong community outreach and a sustainability culture; maintaining strong safety and environmental performance; and managing the Company’s treasury effectively and efficiently. Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits and maintaining those received in good standing, advancement to a BFS, preparation of engineering designs and maintaining sufficient capital resources to fund these objectives.

Overview of Donlin Gold Transaction and Financing Activities in the Third Quarter

As noted above, on June 3, 2025, the Company and Paulson, through wholly-owned subsidiaries, completed the Donlin Gold Transaction pursuant to the terms of the membership interest purchase agreement dated April 22, 2025 (the “MIPA”) among Barrick Gold U.S. Inc. (“Barrick Gold”), Barrick, Paulson, Donlin Gold Holdings LLC, a subsidiary of Paulson (“Donlin Holdings”), and NovaGold Resources Alaska, Inc. (“NGRA”), a subsidiary of the Company. NOVAGOLD, through NGRA, acquired an additional 10% interest in Donlin Gold for $200 million, increasing its stake to 60% of Donlin Gold, while Paulson, through Donlin Holdings, acquired the remaining 40% interest for $800 million.

Amended and Restated Limited Liability Company Agreement for Donlin Gold LLC

In connection with the closing of the Donlin Gold Transaction, NGRA, Donlin Holdings and Donlin Gold entered into an amended and restated limited liability company agreement (the “A&R LLC Agreement”) governing Donlin Gold, pursuant to which the Company and Paulson have equal governance rights. NGRA had previously entered into a limited liability company agreement with Barrick Gold and Donlin Gold (the “Prior LLC Agreement”) dated December 1, 2007, as amended from time to time. Pursuant to the terms of the A&R LLC Agreement, the primary amendments to the Prior LLC Agreement consist of the following:

●	The deadlock provision contained in Article XVI of the Prior LLC Agreement has been replaced with a provision for non-binding mediation for dispute resolution.

●

Consistent with the Prior LLC Agreement, the funding for Donlin Gold will be shared by both parties based on their percentage ownership. For example, since NGRA now holds 60% of the membership interests of Donlin Gold, it will have the responsibility to fund 60% of the expenses of Donlin Gold. However, regardless of the fact that Donlin Holdings holds 40% of Donlin Gold, Donlin Holdings and NGRA have equal governance rights. This adjustment to the parties’ voting interests, as set forth in the A&R LLC Agreement means that (i) NGRA’s voting percentage interests are defined as its membership interest from time to time less an absolute 10% and (ii) Donlin Holdings’ voting percentage interests are defined as its membership interest from time to time plus an absolute 10%. For this reason, although NGRA holds 60% of the membership interests of Donlin Gold, it only has a 50% voting interest.

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

Amended and Restated Promissory Note

Pursuant to the Prior LLC Agreement for Donlin Gold, the Company issued a promissory note in favor of Barrick Gold to repay Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. In connection with the closing of the Donlin Gold Transaction, on June 3, 2025 NGRA and Barrick Gold amended and restated the promissory note primarily to (i) modify the security package in order to exclude any property held by Donlin Gold or membership interest in Donlin Gold held by NGRA, but ensure it remains secured by NGRA’s right, title and interest to proceeds from Donlin Gold and (ii) provide the ability for NGRA to prepay and retire the promissory note for an aggregate of $100 million until December 3, 2026. In connection with the amended and restated promissory note, NGRA has made an irrevocable direction to Donlin Gold whereby Donlin Gold shall distribute to Barrick Gold, until the promissory note is fully repaid, 85% of distributed processed products, cash and other assets; and payments of 5% of certain net proceeds specified in the promissory note. As per the amended and restated promissory note, the principal amount owed is $158.9 million.

Public Offering

On May 7, 2025, the Company entered into an underwriting agreement related to a public offering of 47,850,000 of the Company’s common shares at a public offering price of $3.75 per share (the “Underwriting Agreement”). In addition, the Company granted the underwriters an option exercisable for 30 days from the date of the Underwriting Agreement to purchase up to 7,177,500 of additional common shares of the Company (the “Overallotment Option”). The net proceeds from the public offering were approximately $169.7 million. The Overallotment Option was exercised in full on June 5, 2025, bringing the total net proceeds to the Company for the public offering and the Overallotment Option to approximately $195.2 million after deducting the underwriting discount and offering expenses. The Company made certain customary representations, warranties and covenants concerning the Company and the registration statement in the Underwriting Agreement and also agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Donlin Gold project

In the third quarter of 2025, Donlin Gold achieved a number of milestones including:

●	Issued the Request for Proposals (RFP) for Donlin Gold's Bankable Feasibility Study (BFS) to top-tier qualified engineering firms that have the expertise to build what is projected to constitute the largest single gold mine in the United States. Donlin Gold expects to award the contract and begin the BFS work before year-end.

●	Released initial results from the 2025 Donlin Gold drill program that confirmed consistent mineralization across multiple zones, including standout intervals containing up to 23.49 g/t gold.

●	Designing district-wide exploration program to expand resources and search for new discoveries.

During the third quarter, the Company conducted two Donlin Gold site tours. In June, market analysts and NOVAGOLD shareholders traveled to the project site for a visit that included meetings with Calista Corporation ("Calista"), project staff, and stakeholders. In July, a collaborative visit took place in Alaska involving the Donlin Gold team, senior representatives from NOVAGOLD and Paulson, including two prominent NOVAGOLD shareholders — Mr. John Paulson and Dr. Thomas S. Kaplan. During the visit, participants met with Calista and The Kuskokwim Corporation (TKC) in Anchorage and in the Yukon-Kuskokwim (Y-K) region, respectively, which provided an excellent opportunity for NOVAGOLD’s new partner in Donlin Gold, Paulson, to interact with and gain direct insight from local stakeholders as well as discuss the path forward. The group travelled by boat on the Y-K river to engage with locals and develop an even greater appreciation for the region and its customs.

As part of the tour with Paulson, meetings were held with leading Alaska government representatives —including Governor Mike Dunleavy, Department of Natural Resources Commissioner John Boyle, and former Department of Revenue Commissioner Adam Crum among others — to formally introduce the new Donlin Gold ownership and to discuss shared priorities between the State of Alaska, the second-largest gold-producing state in the U.S., and the project. Alaska offers strong opportunities for responsible development of employment-generating projects like Donlin Gold. In addition, a series of discussions with natural gas pipeline developers explored potential opportunities to deliver natural gas to Southcentral Alaska, which could also benefit Donlin Gold and its stakeholders.

Following the July Alaska visit by senior representatives from NOVAGOLD and Paulson, a re-examination of the 2025 Donlin Gold budget was completed by the current owners of the project. Some activities that were originally planned for 2025 were redirected to support BFS work, with no material impact expected on Donlin Gold’s previously announced $43.0 million budgeted expenditures for 2025. As such, NOVAGOLD’s pro-rata share of Donlin Gold’s $43.0 million budget and expected funding for 2025 has increased to $24.0 million in light of the Company’s incremental 10% funding obligation following the June 3, 2025 closing of the Donlin Gold Transaction. Our share of funding for the Donlin Gold project in the first nine months of 2025 was $18.5 million, in line with the revised 2025 guidance.

Additional achievements at Donlin Gold in the third quarter of 2025 comprised:

●

Shortly after quarter end, completed the 18,454-meter 2025 drill program including grid drilling for future mine planning, in-pit exploration drilling focused on enhancing geological modelling and supporting anticipated resource conversion, and geotechnical drilling in pit and for further investigation of material sites for construction of the access road.

●	A dedicated team of more than 80 personnel and contractors supported the increased level of activity. Recruitment for different roles at Donlin Gold is ongoing as we ramp up efforts toward a BFS.

●	Hosted project site tours with investors and analysts, followed by the owners' tour which included meetings with principal stakeholders, including government agencies, engineering firms, and logistics providers that have the capacity and experience to provide support for key pieces of project infrastructure to advance Donlin Gold to a BFS and beyond.

●	Community engagement and environmental initiatives:

●	Representatives from Donlin Gold, NOVAGOLD, Paulson, and The Electrum Group LLC met with Calista, TKC, and other Y-K region stakeholders.

●	Hosted the Crooked Creek Traditional Council for a Donlin Gold project site visit, along with a separate site tour for State of Alaska Representatives.

●	Finalized an additional Shared Values Statement (SVS) for a total of 19 with communities in the Y-K region near the project.

●	Advanced environmental channel restoration efforts at Snow Gulch, a tributary of Donlin Creek historically mined for placer gold, to restore natural habitat conditions in support of aquatic life.

Steady Project Advancement Through Exploration and RFPs to Select the BFS Lead by Year-End

The completion of the 18,454-meter drill program, which was expanded to support a new resource model and the advancement of the BFS, reinforces the project’s long-term development strategy. This year’s program, with initial drill results confirming consistent mineralization across multiple zones, including the top five standout intervals ranging from 3.77 g/t gold up to 23.49 g/t gold, primarily focused on three activities: (1) grid drilling to further develop the modifying factors and input parameters and assumptions for future mine planning — 19 grid infill holes in the East ACMA grid totaling 5,079 meters, aimed at verifying short scale continuity of mineralization and improving resource confidence; (2) in-pit exploration drilling focused on enhancing geological modelling and supporting resource conversion — 24 holes totaling 10,370 meters, targeting areas of the pit containing Inferred Resources with the potential to be converted to Indicated Resources; and (3) geotechnical drilling, which was added subsequent to the transaction announcement, for pit wall stability analysis and mine design — four holes totaling 2,607 meters, including drilling on the material sites for construction of the access road from the Jungjuk port on the Kuskokwim River to Donlin Gold — 26 holes totaling 399 meters. Reclamation of all excavations from the 2025 drill campaign has been completed.

This year, the Donlin Gold program deployed a dedicated team of more than 80 people on site. Locals from 22 Y-K villages were hired to support drilling activities, logistics, and environmental monitoring, underscoring the project’s role as a central economic driver in the region, as well as external contractors.

Furthermore, during the third quarter, an RFP for the BFS was issued to top-tier engineering firms with extensive expertise and experience to successfully deliver a major commission of this scale and effectively embark on an Engineering Procurement, and Construction Management contract. Firm selection is anticipated to occur by year-end.

Engagement and Support for Environmental, Cultural, and Social Initiatives in the Y-K Region Strengthens Ties with Communities

In the third quarter of 2025, Donlin Gold expanded its outreach efforts in Alaska, including the following events:

In July, Donlin Gold hosted the Crooked Creek Traditional Council — the closest community to the project site — for a project site visit, followed by a separate project site tour in August for State of Alaska representatives and U.S. delegation staff. Attendees included State Representatives Jimmie and Kopp, State Senator Giessel, Adam Trombley (representing U.S. Senator Sullivan), Rick Whitbeck (representing U.S. Representative Begich), and Deputy Commissioner Nelson San Juan from the Alaska Department of Labor & Workforce Development. In August, Donlin Gold also hosted a trip with members of the U.S. delegation, including staff from the offices of Senator Lisa Murkowski, Senator Dan Sullivan, and former Senator Mark Begich, along with a Calista intern and Resource Development Council staff.

Over the course of the third quarter, Donlin Gold supported and participated in a wide variety of community events that celebrated cultural preservation, strengthened stakeholder relationships, and promoted the economic and social well-being of the people in the Y-K region. Those activities included, among others: Calista’s Shareholder Relations Committee meetings in both Palmer and Anchorage; the village of Napaimute’s annual gathering; the annual Bluegrass Festival in McGrath; Alaska Native Heritage Center’s 2025 Garden Party in Anchorage; the Aniak Traditional Council Annual Fair; Kalskag’s Culture Camp; Calista’s Golf Tournament; the Kwethluk Church Event; and the Napaskiak Summer Festival.

Donlin Gold supported various educational programs, including Crooked Creek’s Traditional Council Summer Youth Employment Program which also assists Elders, and Covenant House Alaska’s Bethel Jobs for American Graduates program — a nonprofit organization dedicated to helping high school graduates successfully transition to postsecondary education and access employment opportunities.

Donlin Gold also continued to build on the progress of its aquatic habitat restoration project, which began in 2021 and seeks to improve access and habitat for resident fish in areas affected by historic placer mining. Further development and restoration of the inlet channel at Snow Gulch was carried out in the third quarter to restore natural habitat conditions in support of aquatic life.

Upholding current permits and working to secure key state approvals

Donlin Gold continued to support the state and federal agencies defending their permits in litigation.

On June 28, 2021, Earthjustice representing Orutsararmiut Native Council (“ONC”) filed an appeal of the Alaska Department of Environmental Conservation (“ADEC”) Commissioner’s decision upholding the ADEC’s Clean Water Act Section 401 water quality certification in Alaska Superior Court. In December 2021, at the request of the State of Alaska and Donlin Gold, the Alaska Superior Court suspended the case and remanded it to ADEC to allow for consideration of additional technical materials on mercury and temperature. After an administrative process, the Commissioner reaffirmed ADEC’s issuance of the 401 Certification on August 18, 2023. The suspension of the previously filed Alaska Superior Court case was then lifted and Earthjustice filed its opening brief with the Alaska Superior Court in January 2024. On May 6, 2025, the Alaska Superior Court issued a decision rejecting plaintiff’s arguments and upholding the Alaska Department of Environmental Conservation’s water quality certification for the Donlin Gold project. Earthjustice filed a notice of appeal to the Alaska Supreme Court on May 28, 2025, and the Alaska Supreme Court established a briefing schedule for the case on August 6, 2025. Briefing is anticipated to be completed in late 2025 or early 2026.

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

To date, all permits and approvals granted to Donlin Gold by federal and state agencies remain in place while the legal challenges described above proceed. We recognize the importance of preparedness and organization in these matters. Donlin Gold and its owners continue their unwavering support of the state and federal agencies in defending their thorough and diligent permitting processes, including working with the federal agencies and all stakeholders on an appropriate remedy to address the Federal District Court’s remand decision.

Consolidated Financial Results

In the third quarter, net loss increased by $4.9 million from the comparable prior year period primarily due to higher field expenses at Donlin Gold and higher general and administrative expenses. In the first nine months of 2025, net loss increased by $44.3 million from the comparable prior year period primarily due to a $39.6 million non-cash, non-recurring charge related to warrants issued under a backstop commitment agreement signed during the second quarter concurrent with the announcement of the Donlin Gold Transaction as well as higher field expenses at Donlin Gold partially offset by lower general and administrative expenses.

Donlin Gold expenses in the third quarter and the first nine months of 2025 were higher as the Company’s share of Donlin Gold expenses has increased by 10% to 60% during the third quarter and with increased site activity in 2025 compared to 2024 when field work activities were minimal. General and administrative expenses increased in the third quarter from the comparable prior year period primarily due to higher share-based compensation partially offset by lower professional fees and salaries and benefits. For the first nine months of 2025 general and administrative expenses decreased compared to the prior year period primarily due to lower share-based compensation, professional fees and salaries and benefits. Salaries and benefits in the third quarter and the first nine months of 2025 decreased versus the comparative 2024 periods primarily due to a lower headcount.

Costs of $9.1 million incurred during the second and third quarter mainly for investment banking and legal fees related to the Donlin Gold Transaction have been capitalized to the Company’s Investment in Donlin Gold along with $201.0 million of consideration and working capital adjustments paid to Barrick for the acquisition of an additional 10% interest in Donlin Gold.

Revised 2025 Guidance

As discussed above, while the 2025 Donlin Gold budget of $43.0 million remains unchanged following recent project meetings held by the current Donlin Gold project owners, we expect NOVAGOLD’s share of Donlin Gold 2025 funding to increase to $24.0 million due to NOVAGOLD’s incremental 10% funding obligation following the June 3, 2025 closing of the Donlin Gold Transaction. Also, as a result of the closing of the Donlin Gold Transaction, we expect to incur higher professional fees for the year resulting in an increase of NOVAGOLD’s 2025 corporate general and administrative costs to $18.0 million from our previous guidance of $16.0 million.

This updated 2025 guidance excludes transaction costs of $9.1 million incurred during the second and third quarter of 2025 related to the Donlin Gold Transaction and a working capital adjustment of $1.0 million paid to Barrick on closing, which have both been capitalized to the Company’s Investment in Donlin Gold along with $200.0 million of consideration paid.

Liquidity and Capital Resources

Liquidity overview

With total cash and term deposits of $125.2 million as of August 31, 2025, the Company has sufficient working capital to cover anticipated funding of the Donlin Gold project and corporate general and administrative costs for at least the next two and a half years at current spending levels. In August 2025, Donlin Gold issued a request for proposals to complete a BFS over a two year period. Upon awarding the contract, the capital required to fund NOVAGOLD’s pro-rata share of Donlin Gold expenditures is expected to increase over the coming two years. Depending on the ultimate timing and cost of completing a BFS and commencing detailed engineering and construction, and the Company’s decision in connection with its option to prepay the Barrick promissory note, the Company may need to raise additional capital over the next two years. Future funding to support fully developing the Donlin Gold project is anticipated to include, among of things, a combination of corporate debt and equity, project specific debt, and potentially a royalty, stream and government support. Our continued operations, in the longer term, are dependent on our ability to generate future cash flows and maintain sufficient capital resources. There is no assurance that we will be successful in our efforts to raise additional capital on terms favorable to us, or at all. For further information, see section Item 1A, Risk Factors – Our ability to continue the exploration, permitting, development, and construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

Our financial position includes the following as of August 31, 2025:

●	Cash and cash equivalents of $58.2 million, primarily held at three large Canadian chartered banks with investment grade credit ratings.

●	Term deposits of $67.0 million held at two large Canadian chartered banks with investment grade credit ratings and maturities of less than one year.

●

Promissory note payable to Barrick of $162.6 million including accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note and accrued interest are payable from 85% of the Company’s share of revenue from future Donlin Gold project production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. On June 3, 2025 the Company entered into an amended and restated secured promissory note with Barrick that provides the Company with an option to prepay the promissory note in full for $100 million on or before December 3, 2026.

Cash flows

In the third quarter of 2025, cash equivalents decreased by $235.6 million, primarily due to $210.1 million paid to complete the Donlin Gold Transaction, $42.0 million in net purchase of term deposits, $8.1 million in Donlin Gold funding partially offset by $26.9 million in proceeds from the exercise of an underwriter’s overallotment option on the May 2025 equity offering, net of $1.4 million of issuance costs. During the first nine months of 2025, cash equivalents increased by $15.9 million primarily due to $270.8 million in proceeds from a public equity offering and concurrent private placement, net of $11.2 million of issuance costs partially offset by $210.1 million paid to complete the Donlin Gold Transaction, $18.5 million in Donlin Gold funding and $8.0 million in net purchase of term deposits and corporate general and administrative costs.

Cash used in operating activities in the third quarter and first nine months of 2025 was $3.1 million and $2.6 million lower, respectively, than the comparative prior year periods. Funding of Donlin Gold was $5.2 million and $8.3 million higher in the third quarter and first nine months of 2025, respectively, due to increased site activity in 2025 than the comparative prior year periods when field work activities were minimal and due to the Company’s 10% increased Donlin Gold funding obligation starting in the third quarter.

Previous Financing Activities

Backstop Agreement

In order to ensure available financing for the Company’s $200 million obligation under the MIPA, funding commitments of up to $170 million were obtained from Electrum Strategic Resources L.P. (“Electrum”), Paulson, and Kopernik Global Investors, LLC, on behalf of investment funds and accounts managed by it (“Kopernik”, together with Electrum and the Paulson, the “Investors”) pursuant to a backstop agreement dated April 22, 2025 (“Backstop Agreement”). Pursuant to the Backstop Agreement, the Investors agreed to purchase, on a non-brokered, private placement basis, up to $170 million in the Company’s common shares at $3.00 per share, representing up to 56,666,667 common shares in the aggregate.

While the Company did not exercise its rights provided by the Backstop Agreement, in consideration for entering into the Backstop Agreement, the Company issued an aggregate of 25,500,000 warrants to purchase the Company’s common shares (the “Warrants”), with each Warrant entitling the holder thereof to purchase one common share (a “Warrant Share”) at an exercise price of $3.00 per Warrant Share for a period of five years from the date of issuance. The Warrants contain a “cashless exercise” feature, such that, in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise of the Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of common shares determined according to a formula set forth in the Warrants. The Warrants were issued in the following amounts: (i) 12,750,000 Warrants to Paulson; (ii) 6,375,000 Warrants to Electrum; and (iii) 6,375,000 Warrants to Kopernik.

Private Placement

Concurrently with the public offering announced in May 2025, the Company completed a private placement offering on May 9, 2025 of 17,173,853 common shares at a price equal to the public offering price for aggregate gross proceeds of approximately $64.4 million with Electrum and investment funds and accounts managed by Kopernik Global Investors, LLC.

Outstanding share data

As of September 26, 2025, the Company had 406,926,988 common shares issued and outstanding. Also, as of September 26, 2025, the Company had: i) a total of 25,500,000 warrants outstanding with an exercise price of $3.00 per share; ii) a total of 9,812,434 stock options outstanding; 8,545,434 with a weighted-average exercise price of $5.45 per share and the remaining 1,267,000 of those stock options with a weighted-average exercise price of C$6.97 per share; and iii) 2,074,300 PSUs; and iv) 308,245 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 38,732,129 common shares.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, and term deposit investments. All term deposits were held at two Canadian chartered banks with investment-grade credit ratings and have maturities of less than one year.

Interest rate risk

The interest rate on the amended and restated promissory note owed to Barrick dated June 3, 2025 is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of August 31, 2025, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.6 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2025. During the quarter ended August 31, 2025, we did not timely file a Current Report on Form 8-K with respect to the resignation of a member of our Board of Directors. However, during the quarter ended August 31, 2025, the Company undertook a full assessment of the matter and instituted additional procedures designed to ensure timely filings in the future, including (i) revising our written policies with respect to director and named executive officer resignation to require that resignations be tendered to specified personnel and (ii) instituting additional training on disclosure controls and procedures, particularly with respect to Form 8-K compliance, for members of the Board of Directors. Taking these remedial steps into account in its review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2025 to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of the delinquent filing of the Form 8-K, we will not be eligible to use Form S-3 to register our securities with the SEC until July 2026.

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

Our success with respect to the Donlin Gold project depends on the cooperation of the co-owner of Donlin Gold. We currently hold a 60% economic interest in Donlin Gold and the remaining 40% economic interest is held by a third party that is not under our control or direction. However, governance of Donlin Gold is shared on an equal basis, so we will continue to be dependent on the cooperation of a third party for the progress and development of the Donlin Gold project. The third party may have different priorities which could impact the timing and cost of development of the Donlin Gold project. If the third party defaults on its agreements with us, with or without our knowledge, it may put the mineral property and related assets at risk. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our ability to achieve our business plan, profitability, or the viability of our interests held with the third party, which could have a material adverse impact on our business, future cash flows, earnings, results of operations and financial condition: (i) disagreement with the third party on how to develop and operate the Donlin Gold project efficiently; (ii) inability to exert influence over certain strategic decisions made in respect of the jointly-governed Donlin Gold project; (iii) inability of the third party to meet their obligations to Donlin Gold or other parties; and (iv) litigation with the third party regarding joint business matters.

Despite our ownership of 60% of the membership interests of Donlin Gold, our voting interests are contractually reduced in the A&R LLC Agreement.

Consistent with the Prior LLC Agreement, the funding for Donlin Gold is shared by both parties based on their percentage ownership. For example, since NGRA holds 60% of the membership interests of Donlin Gold, it will have the responsibility to fund 60% of the expenses of Donlin Gold; however, even though Paulson holds 40% of Donlin Gold, the parties have equal governance rights. This adjustment to the parties’ voting interests as set forth in the A&R LLC Agreement means that (i) NGRA’s voting percentage interests are defined as its participating interest from time to time less an absolute 10% and (ii) Paulson’s voting percentage interests are defined as its participating interest from time to time plus an absolute 10%. For this reason, even though NGRA holds 60% of the membership interests of Donlin Gold, the Company has a 50% voting interest at Donlin Gold, not 60%. These disproportionately reduced voting rights may reduce the value attributed to our interest in Donlin Gold and reduces our ability to assert our proportionate rights at the project.

We identified a deficiency in our disclosure controls and procedures in the quarter ended August 31, 2025 which has been remediated. If we fail to maintain an effective system of disclosure controls, our ability to produce timely and accurate public disclosure or comply with applicable laws and regulations could be impeded.

During the quarter ended August 31, 2025, we did not timely file a Current Report on Form 8-K with respect to the resignation of a member of our Board of Directors. During the quarter, the Company took remedial action, as discussed in more detail in Part II, Item 4 “Controls and Procedures”. We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future disclosure failures. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business or otherwise. Further, weaknesses in our disclosure controls may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may impact our ability to access capital markets on a timely basis, which may result in investors losing confidence in the accuracy and completeness of our periodic reports and adversely affect the market price of our common shares. As a result of the delinquent filing of the Form 8-K, we will not be eligible to use Form S-3 to register our securities with the SEC until July 2026.

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

Date: October 1, 2025	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ Peter Adamek
Peter Adamek
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amended and Restated LLC Operating Agreement dated June 3, 2025 among Donlin Gold Holdings LLC, NovaGold Resources Alaska, Inc. and Donlin Gold LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 4, 2025)

10.2	Amended and Restated Promissory Note dated June 3, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on June 4, 2025)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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