Form 10-K
period 2025-11-30
NOVAGOLD RESOURCES INC
filed 2026-01-22
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2025

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

Based on the last sale price on the NYSE American LLC (“NYSE American”) of the registrant’s common shares on May 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) of $3.58 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $1,068,600,000.

As of January 16, 2026, the registrant had 406,994,531 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 1, 2026, in connection with the registrant’s fiscal year 2025 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVAGOLD RESOURCES INC.

NOVAGOLD RESOURCES INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Registrant”, the “Company” and “NOVAGOLD” refer to NOVAGOLD RESOURCES INC., a British Columbia corporation, and its subsidiaries as of November 30, 2025.

CURRENCY

References in this report to $ refer to United States dollars and C$ to Canadian dollars, except as otherwise specified.

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
●

our expectations regarding the timing and outcome of certain judicial and/or administrative decisions, including but not limited to the appeals to: (i) the federal Joint Record of Decision (“JROD”) and permits issued by the U.S. Army Corps of Engineers (“Corps”) and U.S. Bureau of Land Management (“BLM”), and (ii) the State Clean Water Act Section 401 Certification (as defined below); and

●	our ability to fund the feasibility study update.

NOVAGOLD RESOURCES INC.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;
●	risks related to cooperation with our co-owner on which we depend for Donlin Gold project activities;
●	ownership of the membership interests contractually reduced;
●	risks related to failure of maintaining an effective system of disclosure controls;
●	our history of losses and expectation of future losses;
●	our concentrated property portfolio;
●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty of estimates of capital costs, operating costs, production and economic returns, including the impact of inflation thereon;
●	commodity price fluctuations;
●	risks related to market events and general economic conditions;
●	risks related to opposition to operations at our mineral exploration and development properties from non-governmental organizations (“NGOs”) or civil society;
●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;
●	uncertainties relating to the assumptions underlying our mineral reserve and mineral resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;
●	uncertainty related to title to the Donlin Gold project;
●	risks related to our largest shareholder;
●	risks related to conflicts of interests of some of the directors and officers of the Company;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	credit, liquidity, interest rate and currency risks;
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

Our forward-looking statements contained in this Annual Report on Form 10-K are based on the beliefs, expectations, and opinions of management as of the date of this report. We do not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

NOVAGOLD RESOURCES INC.

Technical Information

Paul Chilson, P.E., who is the Manager, Mine Engineering for NOVAGOLD and a “Qualified Person” under National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Securities and Exchange Commission’s (“SEC”) current mining disclosure rules has approved the scientific and technical information contained in this Annual Report on Form 10-K.

GLOSSARY OF TECHNICAL TERMS

The following technical terms defined in this section are used throughout this Annual Report on Form 10-K.

alluvial	A deposit formed by the action of running water, as in a stream channel or alluvial fan; also said of the valuable mineral (e.g. gold or diamond) associated with an alluvial placer.

arsenopyrite	An arsenic iron sulfide mineral.

assay	A metallurgical analysis used to determine the quantity (or grade) of various metals in a sample.

concentrate	A clean product recovered in flotation, which has been upgraded sufficiently for downstream processing or sale.

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

NOVAGOLD RESOURCES INC.

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

Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned by wholly-owned subsidiaries of NOVAGOLD and Donlin Gold Holdings LLC, a subsidiary of Paulson Advantage Plus Master Ltd. and Paulson Partners LP (together, “Paulson”). Prior to June 3, 2025, Donlin Gold was owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Mining Corporation (“Barrick”).

We do not produce gold or any other minerals, and do not currently generate operating earnings. Funding to explore our mineral properties and to operate the Company was acquired primarily through equity financings consisting of public offerings of our common shares and warrants and through previous debt financing consisting of convertible notes, and the sale of assets. We expect to continue to raise capital through additional equity and/or debt financings, through the exercise of stock options, and other such means.

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

NOVAGOLD RESOURCES INC.

Corporate Structure

As of November 30, 2025, we had the following material, direct and indirect, wholly-owned subsidiaries: NOVAGOLD Resources Alaska, Inc., NOVAGOLD US Holdings Inc., NOVAGOLD USA, Inc., and AGC Resources Inc. On December 1, 2024, NOVAGOLD (Bermuda) Alaska Limited, NOVAGOLD Resources (Bermuda) Limited and NOVAGOLD Argentina Inc. were amalgamated with NOVAGOLD RESOURCES INC.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of each of our material subsidiaries and related holding companies as of November 30, 2025. All ownership is 100% unless otherwise indicated.

NOVAGOLD RESOURCES INC.

Human Capital Resources

On November 30, 2025, we had 12 full-time employees, of which four are located in Canada and eight are located in the United States. We also use consultants with specific skills to assist with various aspects of project evaluation, engineering, and corporate governance.

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

Diversity

As of the end of fiscal year 2025, 54% of our total workforce were women. Selection of individuals for executive and other positions with the Company is guided by the Company’s Code of Business Conduct and Ethics which “prohibits discrimination in any aspect of employment based on race, color, religion, sex, national origin, disability or age.” Our board of directors (the “Board”) and management acknowledge the importance of all aspects of diversity including gender, ethnic origin, business skills and experience, because it is right to do so and because it is good for our business. When considering candidates for executive positions, the Board’s evaluation considers the broadest possible assessment of each candidate’s skills and background with the overriding objective of ensuring that we have the appropriate balance of skills, experience, and capacity that the Company needs to be successful. In the context of this overriding objective, we have determined not to set targets for the percentage of women, or other aspects of diversity, in executive officer positions.

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

NOVAGOLD RESOURCES INC.

Health and Safety

NOVAGOLD’s primary objective is to ensure the health and safety of its employees, partners, and contractors, and is reflected in its Health and Safety Policy. Our focus on safety is also reflected at Donlin Gold where a wide-ranging set of policies are implemented at the project site and in the Anchorage office. In 2025, neither Donlin Gold nor NOVAGOLD had any recordable injuries or lost time incidents. Also see section Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Recent Developments

Donlin Gold project

NOVAGOLD and Donlin Gold advanced key activities in 2025 to position the project to update technical work and cost estimates. Primary activities included 1) issuing a Request for Proposals (RFP) for a feasibility study to be prepared in accordance with S-K 1300 and NI 43-101, referred to herein as Bankable Feasibility Study (BFS), to top-tier engineering firms with the expertise to design what is expected to be the largest single gold mine in the United States. Proposals were received in October, and the Prime Contractor is expected to be selected in the first quarter of 2026. RFPs were also issued in the fourth quarter of 2025 for specialist contractors for the power plant, pipeline, and pressure oxidation and oxygen plant scopes of work; and 2) mine planning and resource conversion advanced through the completion of an 18,454-meter 2025 drill program. The work targeted three core objectives: grid drilling to refine mine planning parameters, in-pit exploration to strengthen geological modelling and resource conversion, and geotechnical drilling to inform the updated resource model, mine planning and assess material sites for the planned port access road. The program was successfully executed by a site team of approximately 80 locally hired staff and external contractors, with results providing critical inputs for engineering, mine planning, and resource modelling.

To support the advancement of the BFS and move the project toward construction and ultimately commercial operation, management has identified key project requirements and commenced recruiting for critical positions. Donlin Gold hired Frank Arcese as Project Director. Frank brings more than four decades of global project leadership to Donlin Gold and has deep experience in the execution of large-scale mining capital projects in both the U.S. and international jurisdictions. Most recently, he served as Capital Projects Business Leader for North American mining operations at WSP Global Inc., and Engineering, Procurement and Construction Management (EPCM) firm. Prior to that, he acted as Project Director on multiple large mining and power plant projects for Rio Tinto across the U.S., Mongolia, China, Australia, and Argentina, and brings extensive expertise in managing projects in remote environments, such as Teck Resource’s original Quebrada Blanca in Chile, BHP’s Escondida Phase 3 and SX-EW Plant in Chile, and recently Rio Tinto’s Rincon 3000 Lithium Project in Argentina.

During 2025, Donlin Gold participated in a wide range of community engagement and environmental initiatives. Representatives from Donlin Gold, NOVAGOLD, Paulson, and The Electrum Group LLC met with Calista Corporation (“Calista”), the Kuskokwim Corporation (TKC), and other stakeholders from the Yukon-Kuskokwim (Y-K) region. Additionally, Donlin Gold also hosted project site tours with stakeholders, investors, and analysts, followed by the owners’ tour which included meetings with key Alaska government officials – such as Governor Mike Dunleavy, Department of Natural Resources (ADNR) Commissioner John Boyle, and former Revenue Commissioner Adam Crum – to introduce the new ownership and discuss shared priorities. The team also met with principal stakeholders from government agencies, engineering firms, logistics providers and other pivotal parties with the capacity and experience to support critical project infrastructure as Donlin Gold advances the BFS and development activities after its construction decision, and held discussions with natural gas pipeline developers to explore opportunities benefiting the project and its stakeholders. Additionally, Donlin Gold hosted the fourth and fifth Subsistence Community Advisory Committee meetings in Anchorage and at the project site, offering a deep dive in different areas of the project’s development and operations, including camp and facility tours, aquatic resources monitoring and Snow Gulch restoration work. In addition, two new Shared Values Statements were finalized – bringing the total to 20 – with communities near the project. Environmental efforts advanced as well, including channel restoration work at Snow Gulch, a tributary of Donlin Creek historically mined for placer gold, to help restore natural habitat conditions and support aquatic life.

Donlin Gold’s board approved a fiscal 2026 budget of $131.4 million ($78.8 million NOVAGOLD’s share) which includes advancing the BFS, maintaining and securing outstanding permits, government affairs, community relations, workforce development, environmental activities and exploration.

For further information, see section Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

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

Government and Environmental Regulations

Our exploration and development activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, disclosure requirements and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and development programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in the United States. There are no existing orders or directions relating to our current activities with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see section Item 1A. Risk Factors, below.

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

NOVAGOLD RESOURCES INC.

The following table presents the annual high, low and average daily afternoon London Bullion Market Association (“LBMA”) Gold Price over the past five calendar years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,628	$1,800
2023	$2,078	$1,811	$1,941
2024	$2,784	$1,985	$2,387
2025	$4,482	$2,632	$3,436
2026 (through January 16)	$4,633	$4,353	$4,518

On January 16, 2026, the afternoon LBMA gold price was $4,611 per ounce.

Data Source: lbma.org.uk

Available Information

We maintain a website at www.novagold.com and make available, through the Investors section of the website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the SEC. These reports are also available at the SEC website at www.sec.gov. Certain other information, including but not limited to the Company’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Business Conduct and Ethics are also available on the website. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

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

The Donlin Gold project is not in production or currently under construction, and we have no ongoing mining operations or revenue from mining operations. Mineral exploration and development has a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future development of the Donlin Gold project will require having the necessary permits and financing in place to support the construction and ongoing operation of mines, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the need to obtain and maintain necessary environmental and other governmental approvals and permits, and the timing and conditions of those approvals and permits;
●	the availability and cost of funds to finance construction and development activities;
●	the timing and cost, which can be considerable, of the construction of mining and processing facilities as well as related infrastructure;
●	potential opposition from NGOs, environmental groups or local groups which may delay or prevent development activities;
●	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies, services, and foreign exchange rates;
●	the availability and cost of skilled labor and mining and processing equipment; and
●	the availability and cost of appropriate smelting and/or refining arrangements.

The costs, timing and complexities of mine construction and development are increased by the remote location of our mineral properties, with additional challenges related thereto, including access, water and power supply, and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work and studies are completed. New mining operations commonly experience unexpected costs, problems and delays during development, construction, and mine start-up. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that our activities will result in profitable mining operations, or that we will successfully establish mining operations, or profitably produce precious metals at the Donlin Gold project.

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

Our success with respect to the Donlin Gold project depends on the cooperation of the co-owner of Donlin Gold. We currently hold a 60% economic interest in Donlin Gold and the remaining 40% economic interest is held by a third party that is not under our control or direction. Furthermore, governance of Donlin Gold is shared on an equal basis, so we will continue to be dependent on the cooperation of a third party for the progress and development of the Donlin Gold project. The third party may have different priorities which could impact the timing and cost of development of the Donlin Gold project. If the third party defaults on its agreements with us, with or without our knowledge, it may put the mineral property and related assets at risk. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our ability to achieve our business plan, profitability, or the viability of our interests held with the third party, which could have a material adverse impact on our business, future cash flows, earnings, results of operations and financial condition: (i) disagreement with the third party on how to develop and operate the Donlin Gold project efficiently; (ii) disagreement with the third party on certain strategic decisions in respect of the Donlin Gold project; (iii) inability of the third party to meet their obligations to Donlin Gold or other parties; and (iv) litigation with the third party regarding joint business matters.

NOVAGOLD RESOURCES INC.

Despite our ownership of 60% of the membership interests of Donlin Gold, our voting interests are contractually reduced in the A&R LLC Agreement.

Consistent with the limited liability company agreement with Barrick Gold U.S. Inc. and Donlin Gold dated December 1, 2007, as amended from time to time, the funding for Donlin Gold is shared by both parties based on their percentage ownership. For example, since NOVAGOLD Resources Alaska, Inc. (“NGRA”) holds 60% of the membership interests of Donlin Gold, it will have the responsibility to fund 60% of the expenses of Donlin Gold; however, even though Paulson holds 40% of Donlin Gold, the parties have equal governance rights. This adjustment to the parties’ voting interests as set forth in the amended and restated limited liability company agreement entered into by NGRA, Donlin Holdings and Donlin Gold means that (i) NGRA’s voting percentage interests are defined as its participating interest from time to time less an absolute 10% and (ii) Paulson’s voting percentage interests are defined as its participating interest from time to time plus an absolute 10%. For this reason, even though NGRA holds 60% of the membership interests of Donlin Gold, the Company has a 50% voting interest at Donlin Gold, not 60%. These reduced voting rights may decrease the value attributed to our interest in Donlin Gold and reduces our ability to assert our proportionate rights at the project.

We identified a deficiency in our disclosure controls and procedures in the quarter ended August 31, 2025 which has been remediated. If we fail to maintain an effective system of disclosure controls, our ability to produce timely and accurate public disclosure or comply with applicable laws and regulations could be impeded.

During the quarter ended August 31, 2025, we did not timely file a Current Report on Form 8-K with respect to the resignation of a member of our Board of Directors. During the quarter, the Company took remedial action including (i) revising our written policies with respect to director and named executive officer resignation to require that resignations be tendered to specified personnel and (ii) instituting additional training on disclosure controls and procedures, particularly with respect to Form 8-K compliance, for members of the Board of Directors. We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future disclosure failures. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business or otherwise. Further, weaknesses in our disclosure controls may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may impact our ability to access capital markets on a timely basis, which may result in investors losing confidence in the accuracy and completeness of our periodic reports and adversely affect the market price of our common shares. As a result of the delinquent filing of the Form 8-K, we will not be eligible to use Form S-3 to register our securities with the SEC until July 2026.

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

NOVAGOLD RESOURCES INC.

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

Our ability to continue the exploration, permitting and development of the Donlin Gold project, to complete the Bankable Feasibility Study for the Donlin Gold project, to fund construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

We have limited financial resources. We will need external financing to continue the exploration, permitting, and development of the Donlin Gold project, to complete the Bankable Feasibility Study for the Donlin Gold project and to construct and ultimately operate the Donlin Gold project. In addition, according to the S-K 1300 Report (as defined below), the total initial capital cost estimate for the Donlin Gold project is approximately $9,233 million which includes the costs related to the natural gas pipeline (100% basis). These cost estimates may change materially as our studies are updated. Our failure to obtain sufficient financing could result in the delay or indefinite postponement of the completion of the Bankable Feasibility Study or exploration, development, construction, or production at the Donlin Gold project. The cost and terms of such financing may significantly reduce the expected benefits from development of the Donlin Gold project and/or render such development uneconomic. There can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable. Our failure to obtain financing could have a material adverse effect on our growth strategy and results of operations and financial condition.

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

The capital costs to take the Donlin Gold project into production may be significantly higher than anticipated. As a result of the content updates included in the 2025 Technical Report (as defined below) and 2025 Technical Report Summary (as defined below), the total initial capital cost estimate for the Donlin Gold project is $9,233 million and the total sustaining capital estimate is $2,325 million.

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

NOVAGOLD RESOURCES INC.

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

Unless otherwise indicated, mineralization quantities presented in this Annual Report on Form 10-K and in our other filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by our personnel and independent professionals. In addition, these estimates depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis available at the time of the estimate, and may change with further work.

Because we have not commenced commercial production at the Donlin Gold project, mineral resource estimates may require adjustments, including potential downward revisions based upon further exploration or development work, actual production experience, or changes in the price of gold. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by drilling results. There can be no assurance that the percentage of minerals recovered in small-scale tests will be duplicated in large-scale tests under on-site conditions or at production scale.

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

Estimated mineral reserves or mineral resources may have to be revised based on changes in metal prices, further exploration or development activity, or actual production experience. In addition, if production costs increase, recovery rates decrease, if applicable laws and regulations are adversely changed, there is no assurance that the anticipated level of recovery will be realized or that mineral reserves or mineral resources as currently reported can be mined or processed profitably. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence mineral reserve or mineral resource estimates. The extent to which mineral resources may ultimately be reclassified as mineral reserves is dependent upon the demonstration of their profitable recovery. Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a mineral property into production and a mineral property’s return on capital. We cannot provide assurance that mineral resources identified at the Donlin Gold project can or will be mined or processed profitably.

NOVAGOLD RESOURCES INC.

The mineral resource and mineral reserve estimates contained in this Annual Report on Form 10-K have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold may render portions of our mineral resource uneconomic and result in reduced reported mineral resources. Any material reductions in estimates of mineral resources, or of our ability to extract these mineral resources, could have a material adverse effect on our ability to implement our business strategy, the results of operations or our financial condition.

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

Access to the Donlin Gold project is limited and there is no infrastructure that serves the project area. An approximately 507-kilometer natural gas pipeline is needed to supply fuel to the proposed on-site generating plant to provide power for the Donlin Gold project. The proposed pipeline would traverse generally undeveloped areas in Alaska that are difficult to access. Transportation of most of the supplies needed to construct and operate the Donlin Gold project would be accomplished by barging materials on the Kuskokwim River during the annual shipping season which typically occurs from late April to mid-October. Two ports would be needed on the Kuskokwim River, the first located in Bethel, Alaska, where ocean barges would transition materials to river barges; and the second located approximately 312 kilometers upriver from Bethel. A 44-kilometer access road from the upriver port to the project site is needed to deliver the materials. Additionally, an airstrip would be built to provide year-round access to the project. Terrain, geologic conditions, ground conditions, steep slopes, river levels, ice breakup, weather, climate change impacts and other natural conditions that are beyond our control along the pipeline and transportation routes present design, permitting, construction, and operational challenges for the project. Cost and schedule estimates may increase significantly as more detailed engineering work, geotechnical and geological studies are completed.

Title and other rights to our mineral properties are subject to agreements with other parties.

The subsurface mineral and surface rights at the Donlin Gold project are owned by Calista and TKC, respectively, two Native corporations. Donlin Gold operates on these lands pursuant to a mining lease with Calista (the “Calista Lease”) and a Surface Use Agreement (“SUA”) with TKC. The ability of Donlin Gold to continue to explore and develop the Donlin Gold project depends upon its continued compliance with the terms and conditions of the Calista Lease and SUA. Furthermore, our ability to continue to explore and develop other mineral properties may be subject to agreements with other third parties, including agreements with Native corporations, for instance.

NOVAGOLD RESOURCES INC.

Our largest shareholder has significant influence on us and may also affect the market price and liquidity of our securities.

Electrum Strategic Resources L.P. (“Electrum”) and its affiliate GRAT Holdings LLC hold in the aggregate 24.1% of our issued and outstanding common shares as of January 16, 2026. Accordingly, Electrum and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets and other significant corporate actions. Unless full participation of all shareholders takes place in such shareholder meetings, Electrum and its affiliates may be able to approve such matters itself. The concentration of ownership of the common shares by Electrum and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the common shares. In conjunction with the January 22, 2009 financing, we provided Electrum with the right to designate an observer at all meetings of the Board and any committee thereof so long as Electrum and its affiliates hold not less than 15% of our common shares. In November 2011, Dr. Thomas S. Kaplan, was appointed Chairman of our Board. Dr. Kaplan is also the Chairman, Chief Executive Officer, and Chief Investment Officer of The Electrum Group LLC. As long as Electrum and its affiliates maintain its shareholdings in the Company, Electrum will have significant influence in determining the members of the Board. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum and its affiliates may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for our shares. If Electrum or its affiliates sell a substantial number of our common shares in the public market, the market price of the common shares could be adversely impacted. The perception among the public that these sales will occur could also contribute to a decline in the market price of our common shares.

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

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) to minimize long-term effects of land disturbance. Reclamation include requirements to:

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

NOVAGOLD RESOURCES INC.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We manage liquidity risk through regular cash flow forecasts to assess our current and future financial position as well as maintaining sufficient capital resources and a prudent capital structure. Accounts payable and accrued liabilities are due within one year from the balance sheet date.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that we will realize a loss as a result of a decline in the fair value of the term deposit investments is limited because these investments have an original term of less than one year and are generally held to maturity. The promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2025, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.6 million in the interest accrued on the promissory note per annum. For more detail with respect to the promissory note, see section Item 2, Properties – Donlin Gold Project, Alaska, below.

Risks Related to Our Industry

Mining is inherently risky and subject to conditions or events some of which are beyond our control, and which could have a material adverse effect on our business.

Mining involves various types of risks, including:

●	environmental hazards;
●	industrial accidents;
●	metallurgical and other processing problems;
●	unusual or unexpected geologic formations and conditions;
●	structural cave-ins or slides;
●	flooding;
●	fires;
●	power outages;
●	labor disruptions;
●	explosions;
●	landslides and avalanches;
●	mechanical equipment and facility performance problems;
●	availability of materials and equipment;
●	tailings storage facility failures;
●	metals losses; and
●	periodic interruptions due to inclement or hazardous weather conditions.

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

NOVAGOLD RESOURCES INC.

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

NOVAGOLD RESOURCES INC.

The Company believes it was a passive foreign investment company for its fiscal year ended November 30, 2025 which could have negative tax consequences for U.S. investors.

U.S. Holders (as defined below under Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain United States Federal Income Tax Considerations for U.S. Holders – U.S. Holders”) should be aware that the Company believes that it was a PFIC (as defined below under Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain United States Federal Income Tax Considerations for U.S. Holders – Passive Foreign Investment Company Rules”) for the fiscal year ended November 30, 2025, and based on current business plans and financial expectations, may be a PFIC in the current tax year and future tax years. If the Company is a PFIC for any year during a U.S. Holder’s holding period of common shares, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of the common shares or any so-called “excess distribution” received on its common shares as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds realized on the disposition, or the amount of excess distribution received, by the U.S. Holder. Subject to certain limitations, these tax consequences may be mitigated if a U.S. taxpayer makes a timely and effective QEF Election or Mark-to-Market Election (each as defined below under Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain United States Federal Income Tax Considerations for U.S. Holders – Default PFIC Rules under Section 1291 of the Code”). A U.S. Holder who makes a timely and effective QEF Election generally must report on a current basis its share of the Company’s net capital gain and ordinary earnings for any year in which the Company is a PFIC, whether or not the Company distributes any amounts to its shareholders. A U.S. Holder who makes a Mark-to-Market Election in respect of its common shares generally must include as ordinary income each year the excess of the fair market value of the common shares over the U.S. Holder’s tax basis therein. This paragraph is qualified in its entirety by the discussion below under Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities “Certain United States Federal Income Tax Considerations for U.S. Holders.” Each U.S. Holder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of common shares.

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

As of the date of this Annual Report on Form 10-K, we have not identified risks from cybersecurity threats, including threats from any previous cybersecurity incidents, that have or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third-party providers. For additional information, refer to Item 1A. Risk Factors – The Company is dependent upon information technology systems, which are susceptible to disruption, damage, failure, and risks associated with implementation and/or integration, above.

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

NOVAGOLD RESOURCES INC.

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

Donlin Gold Technical Report (NI 43-101)

During 2025, the Company retained Wood Group USA Inc. (“Wood”) and Geosyntec Consultants International, Inc. (“Geosyntec”), unaffiliated third-party firms comprising mining experts, to update content in its previously filed “NI 43-101 Technical Report on the Donlin Gold Project, Alaska, USA,” with an effective date of June 1, 2021 (the “2021 Technical Report”). Wood and Geosyntec’s Qualified Persons (“QPs”) completed an exercise to verify which content in the 2021 Technical Report remains current, and what was required to update the report content with the latest information. Updated content includes legal agreements, drill hole database, geologic model, mineral resource estimates, mine plan, mineral reserve estimates, production schedule, operating costs, capital costs, tax law summary, long-term gold price, and the economic analysis. Additionally, work done on the property since 2021 with respect to exploration, drilling, permitting, and minor mine design changes as a result of recent permitting activities are summarized in the updated content. A data verification exercise was completed by each Wood and Geosyntec QP co-authoring the report. This included an August or September 2025 site visit by six of the report QPs; review of the drill and assay data, geologic data, geologic model, and resource model; review of metallurgical test work; review of designs for processing and infrastructure, including minor design updates; update of capital and operating cost estimates utilizing a combination of cost indices and vendor quotations; and updated mine designs, production schedule, and economic analysis. Canadian NI 43-101 Definitions, CIM Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”), adopted by CIM Council on May 10, 2014, and CIM Estimation of Mineral Resources and Mineral Reserves Best Practice Guidelines, November 29, 2019 (CIM MRMR Best Practice Guidelines) apply for this exercise.

The Wood and Geosyntec review determined that there was no material change to the mineral resources or mineral reserves as increases in operating costs since the 2021 Technical Report were generally offset by increases in the long-term gold price used in the study. On January 22, 2026, the Company filed an updated NI 43-101 technical report for the Donlin Gold project in Alaska, USA, and titled “NI 43-101 Technical Report on the Donlin Gold Project, Alaska, USA,” with an effective date of November 30, 2025 (the “2025 Technical Report”) reflecting the results of the above exercise. The 2025 Technical Report was prepared by Wood and Geosyntec. The 2025 Technical Report is available on the Company’s website and on SEDAR+ at www.sedarplus.ca.

Donlin Gold Technical Report Summary (S-K 1300)

The Company is a registrant with the SEC and is reporting its exploration results, mineral resources or mineral reserves using the mining disclosure standards of S-K 1300. The Company requested that Wood and Geosyntec update content in its previously filed “S-K 1300 Technical Report Summary on the Donlin Gold Project, Alaska, USA”, with a report date of November 30, 2021 (the “2021 Technical Report Summary”). Material aspects of the 2021 Technical Report Summary were updated by Wood in 2025 and made current with “S-K 1300 Technical Report Summary on the Donlin Gold Project, Alaska, USA”, with a report date of November 30, 2025 (the “2025 Technical Report Summary”). As part of the update process, Wood’s subject matter experts completed an exercise to verify and update the content of the 2021 Technical Report Summary with the latest information under the supervision of Wood and Geosyntec’s QPs. Updated content includes legal agreements, drill hole database, geologic model, resource estimates, mine plan, mineral reserve estimates, production schedule, operating costs, capital costs, forecast long-term gold price and the economic analysis. Additionally, work done since 2021 on the property with respect to exploration, drilling, permitting and minor project design changes as a result of recent permitting activities are summarized in the 2025 Technical Report Summary. A data verification exercise was completed by Wood and Geosyntec QPs. Wood and Geosyntec QPs verified that the updated content of the 2021 Technical Report Summary met at least pre-feasibility level of study as defined in S-K 1300, and it supports the disclosure of exploration results, mineral resources, and mineral reserves using S-K 1300 standards. The 2025 S-K 1300 Technical Report Summary is available on the Company’s website and on EDGAR at www.sec.gov. None of Wood or Geosyntec or their QP employees are affiliated with the Company or Donlin Gold.

Results of the Donlin Gold Technical Report (NI 43-101) and Donlin Gold Technical Report Summary (S-K 1300 Technical Report Summary)

Wood and Geosyntec used the recent drilling results (through December 31, 2024), updated costs, and long-term forecast gold prices to update the geologic and mineral resource models and prepare mineral resource estimates that are current as of November 30, 2025. The 2025 mineral resource model was used in the updated mine plan, along with current technical and economic inputs to the modifying factors to generate updated mineral reserve estimates that are current as of November 30, 2025. A long-term gold price of US$2,400 per ounce was used for the mineral resource estimates, and US$2,100/oz for the mineral reserves. The difference in gold price is to ensure the mineral reserves are a sub-set of the mineral resources. A comparison of the 2021 mineral resources and mineral reserves to the 2025 mineral resources and mineral reserves shows no material change to the estimates. The increase in costs were generally offset by the increased gold prices.

NOVAGOLD RESOURCES INC.

Outside of verifying the mineral resource and mineral reserve estimates, the primary efforts in the 2025 Technical Report and the 2025 Technical Report Summary were to incorporate recent exploration drilling data and updated economic assumptions. This includes updates to estimated capital costs, operating costs, reclamation and closure costs, royalties, taxes, and economic analysis, as well as current status of the permits. Updated capital costs are based on fourth calendar quarter 2025 pricing (cost indices and current commodity pricing and equipment quotes) applied to the engineering designs and material take-offs from the “Donlin Creek Gold Project Alaska, USA NI 43-101 Technical Report on the Second Updated Feasibility Study,” effective November 18, 2011, and amended January 20, 2012 (the “2011 Mining Study”), except for minor changes made during permitting in the operations water treatment plant and the natural gas pipeline. As a result of the content updates, the total initial capital cost estimate is $9,233 million, which is an increase of 24.7% or $1,831 million compared to the 2021 Technical Report Summary total initial capital cost estimate. Likewise, the total sustaining capital estimate is $2,325 million, which is an increase of 34.9% or $602 million compared to the 2021 Technical Report Summary total sustaining capital estimate. The 2021 Technical Report Summary operating costs were updated to fourth calendar quarter 2025 by updating key cost drivers like energy, labor, consumables, and freight. The manning schedules and consumables remain largely unchanged. The updated estimated Life of Mine (“LOM”) operating costs total $24,504 million.

The economic evaluation of the Donlin Gold project in both the 2025 Technical Report and the 2025 Technical Report Summary was updated using the following inputs:

●

An updated open pit production plan based on 53,500 t/d ore processing by means of crushing, grinding, flotation, pressure oxidation, cyanidation and doré production. The pit designs and mineral reserves were based on the measured and indicated mineral resource estimates. Annual LOM gold production averages 1.1 million ounces per year over a production life of 27 years, including 1.4 million ounces per year for the first five full years of production.

●	$2,100/oz gold price
●	Current land and royalty agreements
●	Initial and sustaining capital costs, and operating costs updated to fourth calendar quarter 2025
●

Tax payments in accordance with the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017 and largely effective January 1, 2018, and the One Big, Beautiful Bill Act (“OBBBA”) enacted in 2025, which extended or made permanent many TCJA provisions

●	$423 million LOM contributions for reclamation, closure, and financial assurance
●	Financing has been assumed on a 100%, all equity, stand-alone basis
●	Escalation/inflation has been excluded
●	No salvage is assumed at the end of operations

Based on the economic evaluation, the Donlin Gold project generates positive before and after-tax economic results. Total after-tax cash flow is $19,614 million, after-tax NPV at a 5% discount rate is $5,058 million, and the after-tax internal rate of return is 10.3%. After-tax payback is achieved 6.5 years following the start of production.

The following descriptions summarize selected information about the Company’s 60% interest in the Donlin Gold project located in Alaska, USA. Except for subsequent events or as otherwise noted, the disclosure in this Annual Report on Form 10-K of a scientific or technical nature for the Donlin Gold project is based on both the 2025 Technical Report and the 2025 Technical Report Summary, as of November 30, 2025. The 2025 Technical Report Summary meets at least a pre-feasibility level. The 2025 Technical Report and the 2025 Technical Report Summary do not incorporate the latest Donlin Gold drill program, optimization work on the geologic modeling concepts, or other optimization work since these assessments are still underway.

The 2025 Technical Report was filed on SEDAR+ on January 22, 2026. The 2025 Technical Report Summary was filed on EDGAR on January 22, 2026. The 2025 Technical Report and the 2025 Technical Report Summary were prepared by Wood and Geosyntec.

The 2025 Technical Report has been filed with securities regulatory authorities in each province of Canada and the 2025 Technical Report Summary has been filed with the SEC. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the 2025 Technical Report which is available for review on SEDAR+ at www.sedarplus.ca and the 2025 Technical Report Summary which is available for review on EDGAR at www.sec.gov.

NOVAGOLD RESOURCES INC.

Paul Chilson, P.E., a QP and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2025 and reviewed the reserves and resources in the 2025 Technical Report and the 2025 Technical Report.

Donlin Gold Project, Alaska, USA

The Donlin Gold project (the “Project”) is a development-stage gold project held by Donlin Gold, a limited liability company that is owned 60% by the Company’s wholly-owned subsidiary, NOVAGOLD Resources Alaska Inc., and 40% by Donlin Gold Holdings LLC, a subsidiary of Paulson. The Company’s book value of its investment in the Donlin Gold project is $213.2 million as of November 30, 2025.

Prior to June 3, 2025, Donlin Gold was owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick since December 1, 2007 when the Company entered into the limited liability company agreement with Barrick (“LLC Agreement”). Pursuant to the LLC Agreement, the Company agreed to reimburse Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. As of November 30, 2025, the promissory note, including accrued interest, amounted to approximately $166.3 million. Concurrent with the closing of the Donlin Gold transaction on June 3, 2025 whereby Barrick sold its 50% interest in Donlin Gold to Donlin Gold Holdings LLC and NOVAGOLD Resources Alaska, Inc., the Company entered into an amended and restated secured promissory note with Barrick that provides the Company with the option to prepay the promissory note in full for $100 million on or before December 3, 2026. For more information regarding the amended and restated secured promissory note, refer to “Amended and Restated Promissory Note” in Management’s Discussion and Analysis.

Except for events subsequent to the reports, or as otherwise stated or implied, the scientific and technical information regarding the Donlin Gold project in this Annual Report on Form 10-K is based on both the 2025 Technical Report and the 2025 Technical Report Summary.

Property Description and Location

The Donlin Gold deposits are situated approximately 61°86’ north latitude and 158°13’ west longitude, which is 450 km west of Anchorage and 250 km northeast of Bethel up the Kuskokwim River. The closest village is the community of Crooked Creek, approximately 20 km to the south, on the Kuskokwim River.

NOVAGOLD RESOURCES INC.

The resource areas are within T. 23 N., R. 49. W., Seward Meridian, Kuskokwim and Mt. McKinley Recording Districts, Crooked Creek Mining District, Iditarod A-5 USGS 1:63,360 topography map. The mineralization is centered on approximately 540222.50 east and 6878534.36 north, using the NAD 83 datum.

The Donlin Gold property is located in the Kuskokwim region of southwestern Alaska on private, Alaska Native-owned mineral and surface land and Alaska state mining claims. The property is under the Calista Lease for subsurface rights and some surface rights from Calista and SUA from TKC, two Alaska Native corporations. Calista is one of 13 regional Alaska Native corporations established as part of the Alaska Native Claims Settlement Act of 1971 (“ANCSA”) and under ANCSA has title to the subsurface estate and some surface rights in the region. TKC was formed in 1977 when the ANCSA village corporations of Lower Kalskag, Upper Kalskag, Aniak, Chuathbaluk, Napaimute, Crooked Creek, Red Devil, Georgetown, Sleetmute and Stony River, which are located along the middle region of the Kuskokwim River, merged. Under ANCSA, TKC has title to extensive surface estate in the region, including most of the project lands. The property hosts a gold deposit currently estimated at 32.8 million ounces of proven and probable mineral reserves averaging 2.02 grams per tonne. The Company believes that significant exploration potential remains in the Donlin Gold district, with prospects to increase mine life and/or justify future production expansions. See Mineral Reserve and Mineral Resource Estimate, below.

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

Permits

The Project is subject to a rigorous permitting regime at federal, state, and local levels. Major permits obtained include the USACE Section 404/10 permit (with a JROD issued in 2018), the ADEC Integrated Waste Management Permit, Air Quality Control Permit, and APDES permit. Additional permits for water rights, dam safety, and fish habitat are in place or in process. BLM and ADNR have issued right-of-way (“ROW”) authorizations for the natural gas pipeline. The Project is working to secure a land agreement from Cook Inlet Region, Inc. (“CIRI”) for the remaining piece of the ROW for the natural gas pipeline.

All permits remain current, with renewals processed as required and no expirations to date. Several permits have been administratively extended, merged into other ROW permits, or are under review for extensions consistent with regulatory timelines and Project contingencies. The permitting process has included extensive agency and stakeholder consultation, and the Project is designed to comply with the NEPA Clean Water Act, Alaska Dam Safety Guidelines, and other applicable regulations.

Donlin Gold obtained the necessary permits and certifications that allowed for the exploration, environmental monitoring, and Environmental Impact Study (“EIS”) baseline data collection efforts. The current status of these permits is in line with the termination of the baseline data collection effort, temporary closure of the camp in May 2015, and the seasonal reopening of the site for the geological drill program from July to November 2017, the geotechnical drill program in 2019 and 2023 for the Alaska Dam Safety certificate applications, and the latest geological drill programs in 2020, 2021, 2022 and 2025. The active permits include Alaska Department of Natural Resources (“ADNR”) temporary use of water; ADNR Application for Permit to Mine in Alaska (approval for the 2020, 2021, 2022, 2023 and 2025 drill programs), the Corps individual 404 and nationwide 26 permits; Alaska Department of Environmental Conservation (“ADEC”) authorizations (landfill, septic system, multisector stormwater general permit – sector G, air permit); and Federal Aviation Administration approval. Other permits were either put on hold, closed, or allowed to expire.

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

NOVAGOLD RESOURCES INC.

On April 27, 2018, the Notice of Availability of the Donlin Gold final EIS was published in the Federal Register. On August 13, 2018, the Corps and the BLM issued a joint Federal Record of Decision (“ROD”) for the Donlin Gold project. Along with the ROD, the Corps issued a combined permit under CWA Section 404 and Section 10 of the Rivers and Harbors Act. Additionally, the BLM issued the Offer to Lease for the state pipeline ROW for those portions of the natural gas pipeline that would cross federal lands. The Pipeline and Hazardous Materials Safety Administration previously issued a special permit for the natural gas pipeline on June 5, 2018. As a result of a legal challenge, discussed in further detail below, the Corp and BLM are undertaking a supplementation of the EIS to analyze the environmental impacts of a larger hypothetical release from the tailings storage facility. The CWA permits and BLM ROW remain in place during this supplementation, which is being undertaken under the Fixing America’s Transportation Act (“FAST-41”) program coordinated by the Federal Permitting Improvement Steering Council (“Permitting Council”). The Corp has submitted a schedule for completing the supplemental analysis by mid-2027 to the Federal Permitting Improvement Steering Council.

Several major State of Alaska permits were also issued and advanced during 2018 through 2023. After a public notice and comment period, ADEC issued a Certificate of Reasonable Assurance under CWA Section 401 on August 10, 2018, indicating that the CWA 404 permit complies with the state’s water quality standards. The Alaska Pollutant Discharge Elimination System (“APDES”) water discharge permit was issued by ADEC on May 24, 2018 and became effective on July 1, 2018. Donlin Gold submitted its application to ADEC for the regularly scheduled re-issuance of its APDES permit, which originally was to expire in January 2024, but has been administratively extended pending renewal. The State of Alaska Department of Fish and Game (“ADFG”) issued Title 16 Fish Habitat permits for the mine area and transportation corridor on August 30, 2018. The new air quality permit was issued by ADEC on July 1, 2023. The final approvals of the Donlin Gold Reclamation Plan and the Waste Management Permit were issued by ADNR and ADEC, respectively on January 18, 2019. On September 18, 2023, Donlin Gold submitted timely applications to ADEC and ADNR for renewal of the approval and permit. On October 17, 2023, ADEC administratively extended the Waste Management Permit pending renewal. The Reclamation Plan approval, which was also to expire in January 2024, has been administratively extended to January 2026. ADNR issued the easement, land leases, land use permits, and material site authorizations for the proposed transportation facilities, and easement for the fiber optic cable on state lands on January 2, 2020. On January 17, 2020, ADNR’s State Pipeline Coordinator Services issued the final state ROW authorization for the natural gas pipeline. On June 29, 2021, ADNR’s Division of Mining Land and Water issued 12 final Water Rights for the mine site and transportation corridor. On November 1, 2021, ADFG issued two Special Area Permits required for pipeline facilities located within the Susitna Flats State Game Refuge (“Refuge”). One permit authorizes the compressor station, and the other permit authorizes the section of the pipeline ROW in the Refuge. On November 1, 2022, ADNR finalized approval of the proposed re-location plan for public easements in the mine site and transportation facility areas.

The Project is working to secure a land agreement from CIRI for the remaining piece of the ROW for the natural gas pipeline. CIRI and Donlin Gold LLC have agreed on the terms of this lease and are working on finalizing the agreement. Other operational permits will be required immediately prior to construction, such as stream crossing from ADF&G, water sources from ADNR, and development from the Matanuska-Susitna borough. Legal challenges to ADNR’s issuance of the ROW are also complete with the Alaska Supreme Court issuing a ruling in November upholding ADNR’s issuance of the ROW.

On April 5, 2023, Earthjustice, representing Orutsararmiut Traditional Native Council (“ONC”), Kwethluk, and Tuluksak filed suit in the United States Federal Court for the District of Alaska, challenging BLM’s and the USACE’s issuance of the JROD.

On June 10, 2025, the District Court of Alaska issued an order remanding the matter to the federal agencies to supplement the EIS to include analysis of a larger hypothetical tailings release. The Court did not vacate the permits. Donlin Gold LLC has started working on the supplemental briefing while a Notice of Intent is expected from the Army Corp of Engineers in early 2026.

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

On June 6, 2014, the Company announced that Donlin Gold and TKC reached an updated long-term SUA for the Donlin Gold project. The SUA with TKC grants non-exclusive surface use rights to Donlin Gold for mining activities. TKC owns and contributed to the SUA the corresponding surface estate over most of Calista’s subsurface estate included in the Calista Lease as well as some additional surface estate. The SUA with TKC provides Donlin Gold with rights to approximately 16,923 hectares of TKC-owned land.

NOVAGOLD RESOURCES INC.

A small surface estate of 5.7 hectares to which the Lyman family has title, is within the Snow Gulch area lying immediately to the north of the Project’s pit shell. Lyman Resources in Alaska, Inc. (“Lyman Resources”), the Lyman family and Donlin Gold LLC executed a Surface Lease and Assignment of Mining Lease assigning the Lyman placer lease, located within the Calista Lease area, to Donlin Gold LLC for mining use (the “Lyman Lease”).

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

Royalty terms of the Calista Lease include:

●	Annual advance minimum royalty (variable) to 2030;
●	All advance minimum payments are recoverable as a credit against the net smelter return royalty and net proceeds payment;
●	Net smelter return of 1.5% for the earlier of the first five years following commencement of commercial production or until initial capital payback;
●	Conversion to a 4.5% net smelter return after the earlier of five years or initial capital payback; and
●	Net proceeds royalty of 8% of the net proceeds realized by Donlin Gold LLC commencing with the first quarter in which net proceeds are first realized.

NOVAGOLD RESOURCES INC.

Payment terms of the TKC SUA include:

●	Annual advance minimum payment (variable per milestones);
●	All advance minimum payments are recoverable as a credit against the milled tonnage fee and net proceeds payment;
●	Milled tonnage fee of $0.40 per tonne processed for the first 10 years of production;
●	Conversion of the milled tonnage fee to $0.50 per tonne processed for all production after 10 years; and
●	Net proceeds payment of 3% of the net proceeds realized by Donlin Gold LLC commencing with the first quarter in which net proceeds are first realized.

The term of the Calista Lease is to April 30, 2031 and extends automatically year to year thereafter, so long as either mining or processing operations are carried out on or with respect to the property in good faith on a continuous basis in such year, or Donlin Gold pays to Calista an advanced minimum royalty of $3.0 million (subject to adjustment for increases in the Consumer Price Index) for such year. The TKC SUA remains in effect through April 30, 2031, and on a year-to-year basis thereafter, so long as the Calista Lease remains in effect. The Lyman Lease has an initial term of 20 years but shall be extended while Donlin Gold conducts operations on the property.

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

Accessibility and Climate

The Kuskokwim River is a regional transportation route and is serviced by commercial barge lines. A 25-kilometer winter road, designated as an Alaska State Highway route and transportation corridor, accesses the property from the barge landing at the village of Crooked Creek. The Donlin Gold project currently has an all-season, soft-sided camp. An adjacent 1,500-meter airstrip is capable of handling aircraft as large as C-130 Hercules (with a payload of 18,000 kg), allowing efficient shipment of personnel, some heavy equipment, and supplies. The Donlin Gold project can be reached directly by charter air facilities out of Anchorage and Aniak, 80 kilometers to the west.

The project area is one of low topographic relief on the western flank of the Kuskokwim Mountains. Elevations range from 150 meters to 640 meters. Ridges are well rounded and easily accessible by all-terrain vehicle. Hillsides are forested with black spruce, tamarack, alder, birch and larch. Soft muskeg and discontinuous permafrost are common in poorly drained areas at lower elevations. The area has a relatively dry interior continental climate with typically less than 500 millimeters total annual precipitation. Summer temperatures are relatively warm and may exceed 30°C. Minimum temperatures may fall to well below -42°C during the cold winter months. Permafrost is sporadic, typically confined to valley bottom and mid-slope, with thickness ranging from 1.5 m to over 15 m (average ~4 m). The site is in a seismically active region of Alaska, influenced by the collision of the Pacific and North American plates.

NOVAGOLD RESOURCES INC.

Exploration History

A total of 1,737 core (456,450 m) and 387 RC (37,457 m) holes conducted since 1995, were used to inform the resource estimate. Results from the 2025 drilling were compared to the geologic model and resource model and were found to support the interpretation of geology and estimation.

A total of 2,145 core and RC holes of 516,779 m were completed from 1995 through 2025 as summarized below. Holes drilled by previous operators between 1995 and 2000 include 347 core holes (86,298 m) and 77 RC holes (16,338 m). Holes drilled by Donlin Gold LLC include 491 core holes (121,383 m) and more recently 10 dual rotary holes (630 m).

Year	Company	Work Performed	Results
1909-1956	Various prospectors and placer miners	● Gold discovered on Donlin Creek in 1909 ● Placer mining by hand, underground, and hydraulic methods	● Total placer gold production of approximately 30,000 oz
1970s-present	Robert Lyman and heirs	● Resumed sluice mining in Donlin area and placer mined Snow Gulch	● Small scale placer mining
1974, 1975	RAA	● Regional mineral potential evaluation for Calista ● Soil grid and three bulldozer trenches in the Snow Gulch area	● Anomalous gold values in soil, rock, and vein samples
1984-1987	Calista	● Minor work	● -
1986	Lyman Resources	● Auger drilling for placer evaluation encounters sulfide-rich clay near Quartz Gulch	● Initial discovery of Far Side (Carolyn) prospect
1987	Calista	● Rock sampling of ridge tops and auger drill sampling of Far Side prospect	● Anomalous gold values from auger holes
1988, 1989	WestGold	● Airborne geophysics, ground geophysics, geological mapping, and soil sampling over most of Project area ● Trenching at all prospects First metallurgical tests and petrographic work

●         Initial work identified eight prospects (Snow, Dome, Quartz, Carolyn, Queen, Upper Lewis, Lower Lewis, and Rochelieu)

●         Drilling at most of these prospects led to identification of the Lewis areas as having the best bulk-mineable potential

●         Early resource estimate performed

●         WestGold dissolved by early 1990

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
1993	Teck	● Trenching and soil lines in Lewis area ● Petrographic, fluid inclusion, and metallurgical work	● Identified new mineralized areas and expanded property, completed updated resource estimate ● Metallurgical tests not favorable, property dropped
1995-2000	Placer Dome Inc.	● 87,383 m of core, 11,909 of RC drilling, and 8,493 m of trenching	● Drilled the American Creek magnetic anomaly (ACMA), discovered the ACMA deposit ● Numerous Mineral Resource estimations
2001, 2002	DCJV (Placer Dome Inc. / NOVAGOLD)	● 46,495 m of core including 89.5 m of geotechnical drilling, 11,589 m of RC drilling, and 268 m of water monitoring holes ● Mineral Resource estimate	● Expanded the ACMA resource
2003-2005	DCJV (Placer Dome Inc. / NOVAGOLD)	● 25,448 m of core and 5,979 m of RC drilling ● Calcium carbonate exploration drilling ● Induced polarized (IP) lines for facility condemnation studies	● Infill drilled throughout the resource area demonstrated continuity ● Discovered a calcium carbonate resource ● Poor quality IP data not useful for facility studies
2006	DCJV (Barrick / NOVAGOLD)	● 92,804 m of core drilling for resource conversion, slope stability, metallurgy, waste rock, carbonate exploration, facilities, and port road studies	● Geological model and internal resource updates
2007	DCJV

●         Core drilling totaled 72,257 m and included resource delineation, geotechnical and engineering, and carbonate exploration

●         13 RC holes for monitor wells and pit pump tests totaled 1,043 m

●         Updated Mineral Resource estimate

● Improved pit slope parameters ● Positive hydrogeological results ● Exploration for carbonate mineral source was negative
2008	DCLLC

●         108 core holes totaling 33,425 m for exploration and facility related geotechnical and condemnation studies

●         Metallurgical testwork: flotation variability and cyanide (CN) leach

●         54 test pits and 37 auger holes completed for overburden characterization

●         Resource expansion indicated for East ACMA

●         CN leach resource potential indicated for the main resource area, Snow, and Dome prospects

●         Facility sites successfully condemned

●         Updated resource estimates utilizing applicable data through 2007

2009	Donlin Gold LLC (name change)	● 19 geotechnical core holes totaling 950 m in facility sites and to address hydrology ● Mineral Reserve and Mineral Resource estimate update	● -

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
2010	Donlin Gold LLC

●         Six geotechnical core holes totaling 2,090 m to evaluate slope stability of expanded pit

●         Drilled 90 auger holes totaling 585 m and dug 59 test pits to further evaluate overburden conditions and gravel supplies within TSF (as defined below) area

●         Mineral Reserve and Mineral Resource estimate update

● Pit slope stability of new pit design remained acceptable ● Evaluation of construction suitability of surficial materials in TSF (as defined below) is ongoing
2017	Donlin Gold LLC

●         16 HQ core holes totaling 7,040 m drilled within the resource area

●         Acoustic televiewer surveys were completed on 12 holes. Five of the holes were also logged by geotechnical engineering consultants for pit slope geotechnical data collection

●         Metallurgical sample collection was also conducted

●         Geologic, geotechnical, and assay data were incorporated into project database for internal geologic modeling and optimization updates

●         Metallurgical samples were tested in 2018, primarily for flotation optimization

2019	Donlin Gold LLC	● 30 geotechnical core holes totaling 1,060 m were drilled as part of a site investigation program in support of detailed dam design	● Geotechnical data were incorporated into a site investigation dataset to be utilized for detailed dam design and permitting once the field program is complete
2020	Donlin Gold LLC

●         85 holes and 23,361 m HQ core drilling in ACMA and Lewis resource areas

●         Objectives on this program were to validate and increase the confidence in recent geologic modelling concepts and support future resource updates

●         Acoustic and optical televiewer surveying was completed on most of the holes

●         Geotechnical logging was performed on core from 10 holes

●         Available geologic and assay data were incorporated into the project database for internal geologic modeling and optimization updates

●         2020 drilling geological logs generally agrees with the DC9 geological model while suggesting local adjustments

2021	Donlin Gold LLC	● 79 core holes totaling 24,263 m in both the ACMA and Lewis deposits to validate recent geologic modeling ● Concepts and test for extensions of high-grade zones	● 2021 drilling geological logs and preliminary assays results generally agree with the DC9 model while suggesting local adjustments

NOVAGOLD RESOURCES INC.

Year	Company	Work Performed	Results
2022	Donlin Gold LLC

●         141 core holes totaling 42,331 m in both the ACMA and Lewis deposits in-pit and below pit in sparsely drilled areas

●         Platform mapping, waste rock facility condemnation drilling and geotechnical drilling for the Alaska Dam Safety certificates

● Mapping to confirm mineralization continuity and key geological controls in representative areas of the deposit and studies to support future mining study
2023	Donlin Gold LLC	● 42 core holes totaling 1,833 m and 13 RC holes totaling 1,279 m were drilled as part of a site investigation program in support of detailed dam design, hydrogeologic studies and seismic surveys	● Work supports the Alaska Dam Safety certificates and mine planning and design work
2024	Donlin Gold LLC	● Metallurgical test work, field and geochemical data collection and advancement of the Donlin Gold mineral resource model	● Work performed will support future mining studies including closure planning
2025	Donlin Gold LLC	● 47 core holes totaling 18,056 m comprising of infill drilling, in-pit exploration and geotechnical drilling ● 26 holes totaling 399 m geotechnical drilling at Jungjuk Port Road material sites	● Work performed will support future mining study

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

Geotechnical and Hydrology

A number of geotechnical and hydrological studies have been completed in support of at least pre-feasibility and environmental reports for Donlin Gold, including geotechnical assessments for the engineering to support design of the port site, airstrip, plant site and interconnecting roads. BGC, Inc (“BGC”). Performed geotechnical analyses for the design of the pit, waste rock facility (“WRF”), and Tailings Storage Facility (“TSF”).

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

Exploration Potential

Exploration potential in the vicinity of the Project open pit designs include extensions to the south and west of ACMA and to the north and east of Lewis. Mineralization remains open at depth under the current pit limits. Mineralization also remains open to the north of the planned pit and has been tested by shallow trenching and soil sampling, with limited drilling undertaken to date.

Exploration potential also extends outside the areas that have been the subject of the mine design. Gold mineralization is associated with an overall north–northeasterly trending high level dike/sill complex and includes the Ophir, Dome, Far Side, Quartz/Duqum, and Snow prospects.

Mineralization

Southeast-dipping north-northeast-oriented fracture zones are the primary control on gold-bearing vein distribution within the north-northeast mineralized corridors. Composite vein zones or mineralized corridors range up to 30 meters in width and extend for hundreds of meters along strike. Intrusive rocks and to a lesser extent competent massive greywacke are the most favored host rocks, and act as a secondary control on the mineralization. Gold distribution in the deposit closely mimics the intrusive rocks. The more steeply dipping sills in the ACMA sill sequence host the highest-grade and most continuous igneous-hosted mineralized zones, particularly where intersected by northeast-striking “feeder” dikes and faults. Gold grade is directly proportional to vein density and intensity of overlapping disseminated sulfide vein aureoles. The dike-dominant Lewis deposit areas consist of sheeted veins with limited disseminated sulfide in the wall rocks and are characterized by lower-grade and less continuous mineralized zones.

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

Three elements that have processing significance are mercury, chlorine, and fluorine. Graphitic carbon and carbonate minerals would also negatively affect the metallurgical process.

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

NOVAGOLD RESOURCES INC.

Mineral Resource and Mineral Reserve Estimates

The mineral resources and mineral reserves for the Donlin Gold project were classified using criteria appropriate under the mining disclosure definitions and standards of NI 43-101 and S-K 1300 with an effective date of November 30, 2025.

The Mineral Resource model is based on 1,737 core holes (456,450 m) and 387 RC holes (37,457 m) drilled between 1995 and 2022. Trenches, auger holes, and water wells were not used for estimation.  A total of 47 holes (18,056 m) were completed in 2025 within the resource area; however, they were not used in the development of the geologic or Mineral Resource model.  All 2025 drilling results were checked against the geologic and Mineral Resource model with good correlation.

Mineral Resources exclusive of Mineral Reserves are summarized in the table below.

	Donlin Gold – 100%			Attributable to NOVAGOLD – 60%
Category	Tonnage (kt)	Contained Au (koz)	Au Grade (g/t)	Tonnage (kt)	Contained Au (koz)
Measured	1,432	54	1.18	859	33
Indicated	175,224	7,439	1.32	105,134	4,463
Total Measured and Indicated	176,656	7,493	1.32	105,994	4,496
Inferred	74,426	4,483	1.87	44,656	2,690

Notes:

1.

Mineral Resources are reported exclusive of Mineral Reserves. Mineral Resources are reported on a 100% ownership basis and a 60% ownership basis. The 60% basis is attributable to NOVAGOLD through their 60% ownership interest in the joint venture that owns the mineral rights and manages the Donlin Gold project property.

2.

Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. The Wood QP has a reasonable expectation that the majority of Inferred Mineral Resources could be updated to Indicated or Measured Mineral Resources with continued exploration.

3.	The Mineral Resource estimate is current as of November 30, 2025. A Wood QP is responsible for the preparation of the Mineral Resource estimate.
4.	Mineral Resources are prepared in accordance with the definitions of S-K 1300.
5.

The cut-off date for the sample database used in the Mineral Resource estimate is December 31, 2024. However, more recent drilling data up to November 30, 2025 was used to validate the Mineral Resource model as remaining current.

6.	The point of reference for the Mineral Resource estimate is in situ.
7.

Mineral Resources are constrained within a pit shell using the following assumptions:  gold price of $2,400/oz; reference mining cost of $2.68/t mined incremented $0.0041/t mined/m with depth from the 220 m elevation (equates to an average mining cost of $3.23/t mined); mining sustaining cost of $0.41/t mined; variable metallurgical recoveries by rock type and geological domain, ranging from 29.4% in oxide to 94.2% in intrusive rocks in the Akivik domain; process operating cost of $20.01/t processed; process sustaining cost of $2.14/t processed; G&A cost of $4.57/t processed; stockpile reclaim cost of $0.30/t processed assuming a reclaim percentage of 45%; refining recovery of 99.9%; selling cost of $1.71/oz gold; royalty considerations of 4.5% NSR and $0.50/t processed; and variable pit slope angles, ranging from 22 to 47°.

8.	The NSR value for each block is determined using the gold grade, processing and refining recoveries, gold price, selling costs, and royalties.
9.

The timeframe over which the gold price and operating costs is 24 years which is the expected timeframe over which the Mineral Resources will be mined. The long-term forecast gold price for Mineral Resources is based on industry consensus and is 15% higher than the price used for the Mineral Reserves to ensure the Mineral Reserves are a subset of the Mineral Resources.

10.

Mineral Resources are reported using a marginal NSR cut-off value of $26.86/t based on a total process cost of $22.15/t processed, G&A operating cost of $4.57/t processed, and a stockpile reclaim cost of $0.30/t processed assuming a reclaim percentage of 45%.

11.	The average LOM process recovery for Mineral Resources is 89.8%.
12.	Tonnage and grade measurements are in metric units. Contained gold ounces are reported as troy ounces.
13.	Rounding may result in summation differences between tonnes, grade, and contained metal content.

NOVAGOLD RESOURCES INC.

Mineral Resources inclusive of Mineral Reserves are summarized in the table below.

	Donlin Gold – 100%			Attributable to NOVAGOLD – 60%
Category	Tonnage (kt)	Contained Au (koz)	Au Grade (g/t)	Tonnage (kt)	Contained Au (koz)
Measured	9,243	793	2.67	5,546	476
Indicated	550,727	39,195	2.21	330,436	23,517
Total Measured and Indicated	559,970	39,988	2.22	335,982	23,993
Inferred	88,886	5,812	2.03	53,332	3,487

Notes:

1.

Mineral Resources are reported inclusive of Mineral Reserves. Mineral Resources are reported on a 100% ownership basis and a 60% ownership basis. The 60% basis is attributable to NOVAGOLD through their 60% ownership interest in the joint venture that owns the mineral rights and manages the Donlin Gold project property.

2.

Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. The Wood QP has a reasonable expectation that the majority of Inferred Mineral Resources could be updated to Indicated or Measured Mineral Resources with continued exploration.

3.	The Mineral Resource estimate is current as of November 30, 2025. A Wood QP is responsible for the preparation of the Mineral Resource estimate.
4.	Mineral Resources are prepared in accordance with the definitions in the S-K 1300.
5.

The cut-off date for the sample database used in the Mineral Resource estimate is 31 December 2024.  However, more recent drilling data up to 30 November 2025 was used to validate the Mineral Resource model as remaining current.

6.	The point of reference for the Mineral Resource estimate is in situ.
7.

Mineral Resources are constrained within a pit shell using the following assumptions:  gold price of $2,400/oz; reference mining cost of $2.68/t mined incremented $0.0041/t mined/m with depth from the 220 m elevation (equates to an average mining cost of $3.23/t mined); mining sustaining cost of $0.41/t mined; variable metallurgical recoveries by rock type and geological domain, ranging from 29.4% in oxide to 94.2% in intrusive rocks in the Akivik domain; process operating cost of $20.01/t processed; process sustaining cost of $2.14/t processed; G&A cost of $4.57/t processed; stockpile reclaim cost of $0.30/t processed assuming a reclaim percentage of 45%; refining recovery of 99.9%; selling cost of $1.71/oz gold; royalty considerations of 4.5% NSR and $0.50/t processed; and variable pit slope angles, ranging from 22 to 47°.

8.	The NSR value for each block is determined using the gold grade, processing and refining recoveries, gold price, selling costs, and royalties.
9.

The timeframe over which the gold price and operating costs is 24 years which is the expected timeframe over which the Mineral Resources will be mined. The long-term forecast gold price for Mineral Resources is based on industry consensus and is 15% higher than the price used for the Mineral Reserves to ensure the Mineral Reserves are a subset of the Mineral Resources.

10.

Mineral Resources are reported using a marginal NSR cut-off value of $26.86/t based on a total process cost of $22.15/t processed, G&A operating cost of $4.57/t processed, and a stockpile reclaim cost of $0.30/t processed assuming a reclaim percentage of 45%.

11.	The average LOM process recovery for Mineral Resources is 89.8%.
12.	Tonnage and grade measurements are in metric units. Contained gold ounces are reported as troy ounces.
13.	Rounding may result in summation differences between tonnes, grade, and contained metal content.

NOVAGOLD RESOURCES INC.

Mineral Reserve Statement

Mineral Reserves are summarized in the table below. Using the proposed open pit mining method, modifying factors identified have been applied to the Measured and Indicated Mineral Resources to determine Proven and Probable Mineral Reserves, in accordance with the S-K 1300 definitions. Inferred Mineral Resources contained within the pit design are classified as waste with zero grade.

	Donlin Gold – 100%			Attributable to NOVAGOLD – 60%
Category	Tonnage (kt)	Contained Au (koz)	Au Grade (g/t)	Tonnage (kt)	Contained Au (koz)
Proven	9,487	698	2.29	5,692	419
Probable	495,324	32,099	2.02	297,194	19,260
Total Proven and Probable	504,811	32,797	2.02	302,887	19,678

Notes:

1.

Mineral Reserves are reported on a 100% ownership basis and a 60% ownership basis. The 60% basis is attributable to NOVAGOLD through their 60% ownership interest in the joint venture that owns the mineral rights and manages the Donlin Gold project property.

2.	The Mineral Reserve estimate is current as of November 30, 2025. A Wood QP is responsible for the preparation of the Mineral Reserve estimate.
3.	Mineral Reserves are prepared in accordance with the definitions of S-K 1300.
4.	The point of reference for the Mineral Reserve estimate is at the point of delivery to the mill.
5.

Mineral Reserves are constrained within an engineered pit design using the following assumptions:  gold price of $2,100/oz; reference mining cost of $2.68/t mined incremented $0.0041/t mined/m with depth from the 220 m elevation (equates to an average mining cost of $3.23/t mined); mining sustaining cost of $0.41/t mined; variable metallurgical recoveries by rock type and geological domain, ranging from 29.4% in oxide to 94.2% in intrusive rocks in the Akivik domain; process operating cost of $20.01/t processed; process sustaining cost of $2.14/t processed; G&A cost of $4.57/t processed; stockpile reclaim cost of $0.30/t processed assuming a reclaim percentage of 45%; refining recovery of 99.9%; selling cost of $1.71/oz gold; royalty considerations of 4.5% NSR and $0.50/t processed; and variable pit slope angles, ranging from 22 to 47°.

6.

The timeframe over which the gold price and operating costs was 27 years which is the expected timeframe over which the Mineral Reserves will be mined.  The long-term forecast gold price for Mineral Reserves is based on industry consensus.

7.

The NSR value for each block is determined using the gold grade, processing and refining recoveries, gold price, selling costs, and royalties. Mineral Reserves are reported using an economic NSR cut-off value of $29.95–32.36/t and an elevated gold cut-off grade of 0.75 g/t.

8.	The average LOM process recovery for the Mineral Reserves is 90.0%.
9.	Tonnage and grade measurements are in metric units. Contained gold ounces are reported as troy ounces.
10.	Rounding may result in summation differences between tonnes, grade, and contained metal content.

Financial model parameters

The proposed Project will be a conventional, large-tonnage, open-pit operation designed to provide for a nominal process throughput of 53,500 t/d. The operating mine life is estimated at 24 years with an additional three years of stockpile reclaim based on the planned processing rate.

NOVAGOLD RESOURCES INC.

Base Case Project Sensitivity to Gold Price

Gold price ($ per ounce)	After-tax cash flow ($ million)	After-tax NPV 5% ($ million)	After-tax IRR (%)	Payback (years)
1,470	5,977	(787)	4.0	13.0
1,680	10,599	1,206	6.4	9.2
1,890	15,096	3,128	8.5	7.5
2,100	19,614	5,058	10.3	6.5
2,310	24,021	6,940	12.0	5.6
2,520	27,856	8,681	13.5	5.1
2,730	31,160	10,235	14.8	4.6

Based on the economic evaluation, the Project generates positive before and after-tax economic results. After tax NPV is $5,058 million at a 5% discount rate, an IRR of 10.3% and payback of 6.5 years from the start of production. The following table provides a summary of key evaluation metrics.

Summary of Key Evaluation Metrics

Item	Unit	Value
Total Mined	Mt	3,803
Ore Treated	Mt	504.8
Strip Ratio	W/O	6.5
Gold Recovered	Moz	29.5
Gold Recovery	%	90.0
Gold Payable	%	99.9
Gold Price	$/oz	2,100
Total Before Tax Cash Flow	$M	25,415
Total Before Tax NPV5%	$M	7,516
Before Tax IRR	%	12.5
Before Tax Payback Period	years	4.9
Total After Tax Cash Flow	$M	19,614
Total After Tax NPV5%	$M	5,058
After Tax IRR	%	10.3
After Tax Payback Period	years	6.5
Gross Revenue	$M	61,952
Selling Costs	$M	51
Operating Costs (Inc. Royalties)	$M	24,504
Initial Capital	$M	9,233
Sustaining Capital	$M	2,325
Total LOM Capital	$M	11,558
Closure Costs	$M	423
Taxes	$M	5,801

NOVAGOLD RESOURCES INC.

Operating Cost Estimates 1

The operating cost estimates were updated to fourth quarter 2025 pricing by updating key cost drivers like energy, labor, consumables, and freight. Mining costs have been updated to align with the new design and schedule. The level of accuracy for the estimate is ±25% of estimated final costs. The updated estimated LOM operating costs are $48.54/t processed.

	$ million	$ per tonne processed
Mine operations	11,946.7	23.67
Processing operations	7,718.3	15.29
G&A	2,070.4	4.10
Land and Royalty Payments	2,768.8	5.48
	24,504.3	48.54

Notes:

1.	Column totals may not total correctly due to rounding.

Capital Cost Estimates

The capital cost estimate is based on updated, fourth quarter 2025 pricing applied to the engineering designs and material take-offs (“MTOs”) from the 2011 Mining Study. The level of accuracy for the estimate is ±25% of estimated final costs, with a blended 13.8% contingency.

The total initial capital cost estimate is $9,233 million and total sustaining capital is $2,325 million.

Economic Analysis

The overall economic viability of the Project has been assessed using both undiscounted and discounted cash flow techniques. Undiscounted techniques include total net cash flow and payback period (measured from start of production). Discounted cash flow techniques include net present value (“NPV”) and internal rate of return (“IRR”). Discounted values are calculated using a 5% discount rate and a discrete end-of-year convention relative to Year-6, the start of basic and detailed engineering.

Based on the economic evaluation using a forecast long-term gold price of $2,100/oz, the Project generates positive before and after tax economic results. After tax NPV5 is $5,058 million and the after tax IRR is 10.3%. After tax payback is achieved 6.5 years following the start of production.

Sensitivity analyses performed on gold price, gold grade, operating costs, and capital costs showed the Project is most sensitive to changes in the gold price and gold grade.

Planned Mining Operations

The Donlin Gold project will be mined by a conventional truck-and-shovel operation. Initial pioneering and pit development will be undertaken to remove overburden, develop mine access roads suitable for large mining equipment, and “face-up” the initial pit for the large shovel and mining equipment.

Primary loading units for both bulk and selective mining in ore and waste will be large electric-hydraulic shovels, with large front-end loaders as secondary units. Large 363 tonne capacity haul trucks will be used for transporting both ore and waste out of the pit.

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

Concentrate is recovered from the primary rougher flotation followed by regrinding of the tailings prior to secondary rougher flotation. The secondary rougher concentrate is processed through a cleaner scavenger circuit producing a concentrate which is combined with the primary rougher concentrate for treatment by POX. The final tailings from the secondary rougher flotation tailings is thickened, and due to their neutralizing potential, is then utilized to modify the pH of the excess POX discharge solution prior to being transported to the TSF.

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

Mercury naturally occurs in the Donlin Gold project ores and mercury abatement controls will be installed in six areas of the process facilities including POX, hot cure, EW, retort, refinery furnace, and carbon regeneration kiln. In these control systems, mercury will be collected for off-site shipment and management. Chemicals will be added to tailings to limit the potential for mercury releases from the TSF. Based on the process design which includes mercury removal and abatement measures, the presence of the deleterious elements will not significantly affect potential economic extraction.

Proposed Waste Rock Facility (WRF)

Waste rock from open pit mining will be placed in an ex-pit WRF in the American Creek Valley, east of the pit area, or in a backfill dump in the ACMA pit. Approximately 2,318 Mt of waste rock (including overburden) will be placed in the WRF. The top lift of the WRF will be at an elevation of approximately 610 m amsl, resulting in a maximum dump height of about 430 m. Most of the WRF will be constructed in 30 m lifts. The toe of each subsequent lift will be set back 47 m from the crest of the previous lift, resulting in an overall dump slope of 3H:1V.

The facility will be constructed in lifts and will be reclaimed as soon as practical after each lift or portion of the facility is complete. After active dumping ceases on each lift, the slopes will be regraded to an overall 3H:1V slope or flatter.

A series of channels is required to collect and convey runoff from the surface of the reclaimed WRF to the pit lake during the closure period. The LCWD and UCWD will be removed, and surface runoff and seepage from the WRF will be directed to the ACMA pit. The seepage flows rom the WRF will be isolated by constructing concrete containment structures at the outlet of the rock drains for American Creek and Rob’s Gulch and piped to the pit bottom to promote stratification.

Concurrent reclamation of the waste rock facility will be undertaken during operations.

NOVAGOLD RESOURCES INC.

Proposed Tailings Storage Facility (TSF)

Before the end of operations, the tailings deposition procedure will be modified so that the operating pond will be directed to the southeast corner of the TSF. The TSF will be reclaimed with a multilayer cover system: 0.35 m of peat/organic growth medium over 0.3 m of colluvium or terrace gravel, and 1.0 m of competent rockfill to provide a capillary break. The TSF surface will be contoured to direct runoff toward the southeast corner, where a lined collection pond will store runoff for testing before discharge. A spillway will be excavated in the ridge between Anaconda Creek and Crevice Creek catchments, with an invert elevation of 254 meters above mean sea level (“amsl”) and designed for a PMF of 380 m³/s. Discharge to Crevice Creek will occur only after water meets applicable standards, which is anticipated to be around 10 years post-closure.

During the first year of closure, TSF pond water will be pumped to the pit via the reclaim pipeline. Over 5 years, the tailings surface will be progressively covered, while pumping continues to prevent pond redevelopment. From years 6 to 52, water from tailings consolidation and infiltration will be collected via drain sumps in manholes and pumped to the pit. Approximately 16.28 mm³ of void water is expected during consolidation. The SRS downstream of the TSF will remain active, pumping seepage (estimated at 102 m³/h) to the pit lake until water quality meets standards.

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

Planned Off-site Infrastructure

The off-site infrastructure for the project includes three main development sites in remote locations: the Jungjuk port site and mine access road, the natural gas pipeline, and the Bethel port facilities. The Jungjuk port site is situated upriver from Bethel on the Kuskokwim River near the mouth of Jungjuk creek. A port-to-mine access road, approximately 44 kilometers long, will traverse varied terrain from the Jungjuk port site to the mine site. A spur road, approximately 4.8 kilometers long, beginning at route km 8.7, will serve the proposed project airstrip. The mine permanent camp facilities will be located at 3.9 km from the mine site. There are 50 identified stream or drainage crossings along the road route, but only six of them are significant and will require bridging. Bridge lengths vary from 7.5-25 m.

The access road enables the transport of cargo, fuel, equipment, and personnel throughout both construction and operational phases. The road traverses remote upland terrain where no prior road connections or settlements exist. Short spur roads branch off to serve the airstrip, material borrow sites, and the permanent accommodation camp.

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

NOVAGOLD RESOURCES INC.

Power

Natural gas will be delivered to site by an approximately 507-kilometer, 356-millimeter diameter pipeline to supply an on-site power generation facility. The 2025 Technical Report Summary contemplates that the electric power for the site will be generated from a dual-fueled (natural gas and diesel), reciprocating engine power plant with a steam turbine utilizing waste heat recovery from the engines. The power plant consists of two equal halves, each consisting of six reciprocating engines, and a separate steam turbine. The total generation facility is nominally rated at 182 MW initially and will increase to 215 MW after four years with the addition of two more generators (one in each half) to allow for N+2 redundancy, thus allowing planned maintenance and predicted outages without cutting back production.

Operating costs are based on importing liquefied natural gas (“LNG”) by ship to Anchorage and total delivery cost to site which includes regasification of the LNG and delivery from Anchorage to the Donlin Gold project via the pipeline.

The pipeline would commence at the west end of the Beluga Gas Field, approximately 50 kilometers northwest of Anchorage at a tie-in near Beluga located in the Matanuska-Susitna Borough and would run to the mine site. The pipeline would receive booster compression supplied by one compressor station. No additional compression along the pipeline route would be required. The pipeline would have capacity to transport approximately 2 million cubic meters per day of natural gas.

Fuel sourced at refineries in the Pacific Northwest will be delivered by ocean barge to Dutch Harbor, where it will be stored in 49 ML fuel tanks to await onward transport to Bethel. The first shipments should leave the refineries in early May. Fuel will be shipped from Dutch Harbor to Bethel using an ocean barge with an 11 ML capacity. The barge will be loaded in a way to avoid the need to reduce draft before navigating the shallower sections downstream of Bethel. At Bethel, fuel will either be transferred to 38 ML storage tanks or loaded directly to a river barge for transport to Jungjuk. At Jungjuk, fuel will be offloaded into 9.5 ML storage tanks. From there, a fleet of tanker trucks with total capacity of 0.51 ML will deliver fuel to the mine site where it will be stored in fuel storage tanks with combined capacity of 142 ML. The fuel terminals at Dutch Harbor and Bethel, as well as the ocean and river barge fleets will be operated by third-party contractors.

Water

Water requirements for the proposed project have been summarized in a Water Resources Management Plan, which has been subject to review by state and federal agencies. Water primarily will be sourced from the two drainages (American and Anaconda Creeks) within the mine footprint and pit dewatering. In extremely dry years, the water supply from these sources may not be able to meet the makeup water requirements for the plant. In these circumstances, additional water will be obtained primarily from a proposed reservoir in Snow Gulch.

The source of water supply for the construction camp and, later, the plant site potable water systems is an array of eight deep wells south of Omega Gulch, near Crooked Creek. Water supply will be pumped to freshwater storage tanks and will be treated prior to consumption.

Markets

NOVAGOLD’s portion of gold production is likely to be sold on the spot market, by marketing experts retained by or on behalf of NOVAGOLD. Gold can be readily sold on numerous markets throughout the world and it is not difficult to ascertain its market price at any time, therefore there is no need for a preliminary marketing study to support the assumed gold price or market for the gold production from this Project.

The long-term forecast gold price of $2,100/oz used for mine planning and cash flow analysis was based on a combination of information derived from a number of reputable banks as well as cash flow prices used in technical reports filed in Canada over the previous 12-month period and historical price averaging.

NOVAGOLD RESOURCES INC.

Taxation

The following taxation summary was provided by NOVAGOLD for the Project.

U.S. Federal Corporate Income Tax

In accordance with the TCJA enacted in December 2017 and largely effective January 1, 2018, and the OBBBA enacted in 2025, which extended or made permanent many TCJA provisions:

●	Corporate income tax rate is 21%.
●	Post-2017 net operating loss (NOL) carryovers are limited to 80% of taxable income, while there is no limitation on pre-2018 NOL carryovers.
●

The TCJA changed the NOL rules by limiting NOL deductions to 80% of taxable income, disallowing NOL carrybacks, and lifting the 20-year limit on NOL carryovers for post-2017 NOLs. The pre-TCJA NOL rules (80% limitation, disallowed carrybacks, 20-year carryover period) still apply to pre-2018 NOLs. The NOL rules were not meaningfully modified by the OBBBA.

●

The alternative minimum tax (AMT) was eliminated, but the corporate alternative minimum tax (CAMT) replaced it with the enactment of the Inflation Reduction Act (“IRA”) in 2022. The CAMT generally only applies to corporations with average annual adjusted financial statement income in excess of $1 billion over a three-taxable-year period.

●	A percentage depletion deduction is applied upon the commencement of production and sale of gold. Cost depreciation is not applicable as there is no Project tax basis for the mineral property.
●	Bonus depreciation is not considered in the tax depreciation calculation.

Alaska Corporate Income Tax

●	Alaska corporate income tax rate is 9.4%.
●	Alaska conforms to U.S. federal tax treatment, and it imposes a state CAMT equal to 18% of the federal CAMT.

Alaska Mining License Tax

●	Alaska mining license tax rate is 7%.
●	Alaska mining license tax holiday is applied for the first 3 years from the start of production.

NOVAGOLD RESOURCES INC.

Financial results

The total initial capital cost estimate for the Donlin Gold project is approximately $9,233 million. The project’s estimated after-tax NPV at a 5% discount rate is $5,058 million with an IRR after-tax at 10.3% using the base case gold price of $2,100 per ounce. The undiscounted break-even gold price is $1,342 per ounce and at a 5% discount rate is $1,554 per ounce. In the 2025 Technical Report Summary, the overall economic viability of the project was evaluated by both discounted and undiscounted cash flow analyses, based on the engineering studies and cost estimates discussed in the 2025 Technical Report Summary.

Assumptions in the model comprised:

●

Costs prior to project Year -6, the start of basic and detailed engineering, are considered sunk. For discounted cash flow (or NPV) purposes, the model commences in Year -6. Estimates were prepared for all the individual elements of cash revenue and cash expenditures for ongoing operations.

●	Estimated cash flows from revenue are based on a gold price of $2,100 per ounce. The pit has been optimized at a gold price of $2,100 per ounce.
●	Gold recovery is estimated to average 90.0% over the LOM based on work and testing performed for at least pre-feasibility study purposes.
●

Doré refining and shipping charges were estimated at $1.56 per ounce based on escalating to 2025 the actual refining charges for large U.S.-based mining operations and a quotation for transportation and insurance costs from the Donlin Gold project site to a U.S.-based refinery utilized in 2011. In addition, 0.1% of gold produced from the mine is deducted as a cost of refining.

●

The current hydrometallurgical process selection renders any contained silver into a greater refractory state, which provides less than 10% silver recovery through standard metal leaching. As a consequence, silver is not included in the Mineral Resource and Mineral Reserve estimates, and no silver credit has been applied to the Donlin Gold project.

●

To fund the $1,721 million reclamation and closure costs, the Donlin Gold project provides $895 million at closure by contributing to a Trust Fund commencing in Year -5 and continuing through the end of operations with annual contributions of $11.6 million. In addition to the Trust Fund, financial assurance in the form of letters of credit and/or surety bonds is required to construct and operate the mine. Per the Donlin Gold Project Reclamation Plan Approval from ADNR, financial assurance in the amount of approximately $404 million must be submitted in a form and substance approved by ADNR. The cost to maintain this financial assurance is assumed to be 0.4% of the total assured amount, annually. This equates to approximately $1.6 million per year, paid from the start of construction through the end of operations.

●	No salvage is assumed at the end of operations.

NOVAGOLD RESOURCES INC.

Current Activities

For information on current activities, see section Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Change in Mineral Resources and Reserves from 2024 to 2025

The following table is the variance of the Donlin Gold project’s Mineral Resources Exclusive of Reserves from November 30, 2024 to November 30, 2025.

	November 30, 2025		November 30, 2024		Difference
	Tonnage	Cont. Au	Tonnage	Cont. Au	Tonnage	Cont. Au
	(kt)	(koz)	(kt)	(koz)	(kt)	(koz)
Measured	1,432	54	869	62	+64.8%	-12.9%
Indicated	175,224	7,439	69,402	5,435	+152.5%	+36.9%
Total Measured & Indicated	176,656	7,493	70,271	5,497	+151.4%	+36.3%
Inferred	74,426	4,483	92,216	5,993	-19.3%	-25.2%

There was no material change to the mineral resources as increases in operating costs since the 2021 Technical Report Summary were generally offset by increases in the long-term gold price used in the study. Changes to the inputs and assumptions influencing the Mineral Resource estimate include: updated geologic model and resource model to include exploration drilling through December 31, 2024, gold price used in estimating Mineral Resources increased from $1,500/oz to $2,400/oz, operating costs escalated from 2021 to 2025, revised pit slope parameters.

The following table is the variance of the Donlin Gold project’s Mineral Reserves from November 30, 2024 to November 30, 2025.

	November 30, 2025		November 30, 2024		Difference
	Tonnage	Cont. Au	Tonnage	Cont. Au	Tonnage	Cont. Au
	(kt)	(koz)	(kt)	(koz)	(kt)	(koz)
Proven	9,487	698	7,683	573	+23.5%	+21.8%
Probable	495,324	32,099	497,128	33,276	-0.4%	-3.5%
Total Proven & Probable	504,811	32,797	504,811	33,849	0.0%	-3.1%

There was no material change to the mineral reserves as increases in operating costs since the 2021 Technical Report Summary were generally offset by increases in the long-term gold price used in the study. Changes to the inputs and assumptions influencing the Mineral Reserve estimate include: updated geologic model and resource model to include exploration drilling through December 31, 2024, gold price used in estimating Mineral Reserves increased from $1,200/oz to $2,100/oz, operating costs escalated from 2021 to 2025, revised pit slope parameters, updated pit design and production schedule.

Mineral Resource and Reserve Internal Controls

The Company has internal controls for reviewing and documenting the information supporting the mineral resource and mineral reserve estimates, describing the methods used, and ensuring the validity of the estimates. These internal control processes were not materially impacted by the adoption of S-K 1300 in 2021. Information that is used in the mineral resource and mineral reserve estimation process was reviewed and approved by appropriate QPs that prepared the content of the NI 43-101 and S-K 1300 reports for the Donlin Gold project. The mineral resources and mineral reserves are subject to our internal review process on an annual basis, which includes review by NOVAGOLD’s QP based in our corporate office in Salt Lake City, Utah, USA.

Sample collection, preparation, analysis and security for all Donlin Gold core drill programs are in line with industry-standard methods for gold deposits.

●	Drill programs included insertion of blank, duplicate and SRM samples.
●	Quality Assurance/Quality Control program results do not indicate any problems with the analytical programs.

NOVAGOLD RESOURCES INC.

●	Data is subject to validation, which includes checks on surveys, collar coordinates, lithology data, and assay data. The checks are appropriate, and consistent with industry standards.
●	Independent data audits have been conducted and indicate that the sample collection and database entry procedures are acceptable.
●	All core has been catalogued and stored in designated areas.

Modifications made to the 2025 quality control protocol include:

●	Preparation of all samples at BV Fairbanks.
●	Pulverization in Fairbanks rather than in Vancouver.
●	Completion of multi-element analysis in BV Vancouver using their custom MD250 method.
●	Re-introduction of a 250 g subsample at the crush stage rather than 1,000 g subsample.
●	Pulp splits of an extra 250 g specifically for ALS to perform their work was discontinued; rather, the remaining pulp material following BV analysis was sent to ALS.
●	Finally, 250 g archive pulp splits were created in BV during prep which Donlin Gold retain in long-term storage in Chugiak, AK.

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended November 30, 2025, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act. Donlin Gold LLC is the operator of the Donlin Gold project. Donlin Gold LLC is not a “subsidiary” of the Company for purposes of Section 1503(a) of the Dodd-Frank Act because the Company does not control Donlin Gold LLC.

NOVAGOLD RESOURCES INC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the NYSE American and on the Toronto Stock Exchange (“TSX”) under the symbol “NG.” On January 16, 2026, there were 544 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. The Company believes that more than half of our common shares are beneficially owned by investors in the United States.

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

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following is, as of the date hereof, a general summary of the principal Canadian federal income tax considerations under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) generally applicable to the holding and disposition of our common shares.

This summary applies only to a holder who is a beneficial owner of our common shares and who, at all relevant times, for the purposes of the Canadian Tax Act and the Convention, (i) is not resident or deemed to be resident, nor has ever been resident, in Canada, (ii) is resident solely in the United States for tax purposes, (iii) is a “qualifying person” under and entitled to the benefits of the Convention, (iv) holds all common shares as capital property, (v) deals at arm’s length with and is not affiliated with NOVAGOLD, (vi) does not and is not deemed to use or hold any common shares in a business carried on in Canada (including an adventure or concern in the nature of trade), (vii) is not an insurer that carries on business in Canada and elsewhere, (viii) is not an “authorized foreign bank” (as defined in the Canadian Tax Act), (ix) has not entered into, and will not enter into, a “derivative forward agreement”, “synthetic equity arrangement” or “synthetic disposition arrangement” (each as defined in the Canadian Tax Act) in respect of the common shares and (x) does not have and has not had, at any time, a “permanent establishment” (as defined in the Convention) of any kind in Canada. Holders who meet all of the criteria in clauses (i) through (x) above are referred to herein as “U.S. Resident Holders”, and this summary only addresses such U.S. Resident Holders.

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including certain limited liability companies) may not in all circumstances be entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisors regarding the extent, if any, to which the benefits of the Convention will apply to the entity in respect of its common shares.

Generally, a U.S. Resident Holder’s common shares will be considered to be capital property of such U.S. Resident Holder unless the U.S. Resident Holder holds or uses, or is deemed to hold or use, the common shares in the course of carrying on a business of trading or dealing in securities or has acquired them or is deemed to have acquired them in a transaction or transactions considered to be an adventure or concern in the nature of trade.

This summary is based on the information contained in this Form 10-K, the current provisions of the Canadian Tax Act and the Convention in effect as of the date prior to the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (“Proposed Amendments”), and counsel’s understanding of the administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) published in writing by the CRA and publicly available prior to the date hereof. This summary assumes that the Proposed Amendments will be enacted in the form proposed, although no assurance can be given that the Proposed Amendments will be enacted in the form proposed or at all. Other than the Proposed Amendments, this summary does not take into account nor anticipate any changes in law or in the CRA’s administrative policies or assessing practices, whether by way of judicial, legislative, governmental, or administrative decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.

NOVAGOLD RESOURCES INC.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not intended to be and should not be construed as legal or tax advice to any particular U.S. Resident Holder and no representations with respect to the tax consequences to any U.S. Resident Holder are made herein. The tax consequences of acquiring, holding and disposing of our common shares will vary according to the U.S. Resident Holder’s particular circumstances. U.S. Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

Currency conversion

Generally, for the purposes of the Canadian Tax Act, all amounts relating to the acquisition, holding or disposition of common shares (including dividends, adjusted cost base and proceeds of disposition) must be converted into Canadian dollars based on the relevant exchange rate as determined in accordance with the Canadian Tax Act.

Dividends on common shares

A U.S. Resident Holder to whom NOVAGOLD pays or credits or is deemed to pay or credit a dividend on such holder’s common shares will generally be subject to Canadian withholding tax, and NOVAGOLD will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend, but should generally be reduced under the Convention to 15% (or, if the U.S. Resident Holder is a company that beneficially owns, directly or indirectly, at least 10% of the voting stock of NOVAGOLD, 5%) of the gross amount of the dividend. For this purpose, a company that is a resident of the United States for purposes of the Canadian Tax Act and the Convention and is entitled to the benefits of the Convention shall be considered to own the voting stock of NOVAGOLD owned by an entity that is considered fiscally transparent under the laws of the United States and that is not a resident of Canada, in proportion to such company’s ownership interest in that entity.

Disposition of common shares

A U.S. Resident Holder generally will not be subject to tax under the Canadian Tax Act in respect of a capital gain realized on the disposition or deemed disposition of one or more common shares, nor will a capital loss arising therefrom be recognized under the Canadian Tax Act, unless such common shares are “taxable Canadian property” (as defined in the Canadian Tax Act) of the U.S. Resident Holder at the time of disposition and the U.S. Resident Holder is not entitled to relief under the Convention.

Generally, a U.S. Resident Holder’s common shares will not constitute “taxable Canadian property” of such holder at a particular time provided the common shares are listed on a “designated stock exchange” (as defined in the Canadian Tax Act) (which currently includes the TSX and NYSE American) at that time unless both of the following conditions are concurrently met:

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

NOVAGOLD RESOURCES INC.

U.S. Resident Holders whose shares are or may be taxable Canadian property should consult their own tax advisors with respect to the tax and compliance considerations that may be relevant to them, including with respect to any potential relief under the Convention.

Certain United States Federal Income Tax Considerations for U.S. Holders

The following is a general summary of certain anticipated U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership and disposition of common shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder arising from or relating to the acquisition, ownership and disposition of common shares. Furthermore, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax considerations applicable to such U.S. Holder, including, without limitation, specific tax considerations applicable to a U.S. Holder under an applicable tax treaty. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any particular U.S. Holder. This summary does not address the U.S. federal alternative minimum tax, U.S. federal net investment income tax, U.S. federal estate and gift tax, U.S. state and local tax, or non-U.S. tax considerations applicable to U.S. Holders arising from or relating to the acquisition, ownership and disposition of common shares. In addition, except as specified below, this summary does not discuss applicable tax reporting requirements. Each prospective U.S. Holder should consult its own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax consequences relating to the acquisition, ownership and disposition of common shares.

No ruling from the U.S. Internal Revenue Service (the “IRS”) or legal opinion from legal counsel has been requested, or will be obtained, regarding the U.S. federal income tax considerations applicable to U.S. Holders discussed in this summary. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, or contrary to, the considerations described in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the considerations described in this summary.

This summary is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury Regulations (whether final, temporary or proposed) promulgated thereunder (“Treasury Regulations”), U.S. court decisions, published rulings and administrative positions of the IRS, and the Convention, that are applicable and, in each case, in effect as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

U.S. Holders

For purposes of this summary, a “U.S. Holder” is a beneficial owner of common shares that, for U.S. federal income tax purposes, is (a) a citizen or individual resident of the United States; (b) a corporation, or other entity classified as a corporation for U.S. federal income tax purposes, that is created in or organized under the laws of the United States or any state in the United States, or the District of Columbia; (c) an estate the income of which is subject to U.S. federal income tax regardless of the source of such income; or (d) a trust if (i) such trust has validly elected to be treated as a U.S. person for U.S. federal income tax purposes, or (ii) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including U.S. Holders that: (a) are tax-exempt entities, qualified retirement plans, individual retirement accounts or other tax-deferred accounts; (b) are banks, financial institutions, underwriters, insurance companies, real estate investment trusts or regulated investment companies; (c) are broker-dealers, dealers or traders in securities or currencies that elect to apply a mark-to-market accounting method; (d) have a “functional currency” other than the U.S. dollar; (e) own common shares as part of a straddle, hedge, conversion transaction, constructive sale or other integrated transaction for U.S. federal income tax purposes; (f) acquired common shares in connection with the exercise or cancellation of employee stock options or otherwise as compensation for services; (g) hold common shares other than as a capital asset (generally property held for investment purposes) within the meaning of Section 1221 of the Code; (h) are subject to special tax accounting rules with respect to their common shares; (i) own, directly, indirectly or by attribution, 10% or more, by voting power or value, of the outstanding shares of the Company; (j) are partnerships or other pass-through entities (and partners or other owners thereof); (k) are S corporations (and shareholders thereof); (l) are U.S. expatriates or former long-term residents of the United States; or (m) hold common shares in connection with a trade or business, permanent establishment, or fixed base outside the United States. U.S. Holders that are subject to special provisions under the Code, including, but not limited to, U.S. Holders described immediately above, should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax considerations relating to the acquisition, ownership and disposition of common shares.

NOVAGOLD RESOURCES INC.

If an entity or arrangement that is classified as a partnership (or other “pass-through” entity) for U.S. federal income tax purposes holds or is the beneficial owner of common shares, the U.S. federal income tax consequences applicable to such entity and the partners (or other owners or participants) of such entity or arrangement generally will depend on the activities of the entity or arrangement and the status of such partners (or owners or participants). This summary does not address the tax considerations applicable to any such entity or arrangement. Partners (or owners or participants) of entities or arrangements that are classified as partnerships or as “pass-through” entities for U.S. federal income tax purposes should consult their own tax advisors regarding the U.S. federal income tax consequences relating to the acquisition, ownership and disposition of common shares.

U.S. Federal Income Tax Consequences of the Acquisition, Ownership and Disposition of Common Shares

The following discussion is subject, in its entirety, to the rules described below under the heading “Passive Foreign Investment Company Rules”.

Distributions on Common Shares

A U.S. Holder that receives a distribution, including a constructive distribution, with respect to a common share will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of the current or accumulated “earnings and profits” of the Company, as computed under U.S. federal income tax principles. The amount of any distribution made by the Company in property other than cash will generally be the fair market value of such property on the date of the distribution. To the extent that a distribution exceeds the current and accumulated “earnings and profits” of the Company, such distribution will be treated first as a tax-free return of capital to the extent of a U.S. Holder’s adjusted tax basis in the common shares and thereafter as a gain from the sale or exchange of such common shares (see “Sale or Other Taxable Disposition of Common Shares” below). However, the Company does not intend to maintain calculations of its earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder should therefore assume that any distribution by the Company with respect to the common shares will be treated as a dividend for U.S. federal income tax purposes. In the case of a U.S. Holder that is a corporation, dividends received on the common shares will not be eligible for the “dividends received deduction” in respect of dividends received from domestic corporations. Subject to applicable limitations and provided the Company is eligible for the benefits of the Convention or the common shares are readily tradable on an established securities market in the United States, dividends paid by the Company to non-corporate U.S. Holders, including individuals, generally will be eligible for the preferential tax rates applicable to long-term capital gains for dividends, provided certain holding period and other conditions are satisfied, including that the Company not be classified as a PFIC in the tax year of distribution or in the preceding tax year. A dividend generally will be taxed to a U.S. Holder at ordinary income tax rates if the Company is a PFIC for the tax year of such distribution or the preceding tax year. The dividend rules are complex, and each U.S. Holder should consult its own tax advisor regarding the application of such rules.

Sale or Other Taxable Disposition of Common Shares

A U.S. Holder generally will recognize capital gain or loss upon the sale or other taxable disposition of common shares in an amount equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received and (b) such U.S. Holder’s adjusted tax basis in such common shares sold or otherwise disposed of. Any gain or loss recognized on such sale or other taxable disposition will generally be capital gain or loss, which will be long-term capital gain or loss if, at the time of the sale or other disposition, such common shares are held for longer than one year. Preferential tax rates apply to long-term capital gains of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gains of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

NOVAGOLD RESOURCES INC.

Passive Foreign Investment Company Rules

PFIC Status of the Company

If the Company were to constitute a “passive foreign investment company” within the meaning of Section 1297(a) of the Code (a “PFIC”) for any tax year during a U.S. Holder’s holding period for its common shares, then certain potentially adverse rules would affect the U.S. federal income tax considerations applicable to a U.S. Holder arising from the acquisition, ownership and disposition of common shares. The Company believes that it was a PFIC for the fiscal year ended November 30, 2025, and based on current business plans and financial expectations, may be a PFIC in the current tax year and future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Consequently, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

In addition, for any tax year in which the Company is classified as a PFIC, a U.S. Holder will be required to file an annual report with the IRS containing such information as Treasury Regulations and/or other IRS guidance may require. In addition to penalties, a failure to satisfy such reporting requirements may result in an extension of the time period during which the IRS can assess a tax. U.S. Holders should consult their own tax advisors regarding the requirements of filing such information returns under these rules, including the requirement to file an IRS Form 8621 annually.

The Company generally will be a PFIC if, after the application of certain “look-through” rules with respect to subsidiaries in which the Company holds at least 25% of the value of such subsidiary, for a tax year, (a) 75% or more of the gross income of the Company for such tax year is passive income (the “PFIC income test”) or (b) 50% or more of the value of the Company’s assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets (the “PFIC asset test”). “Gross income” generally includes all sales revenues less the cost of goods sold plus income from investments and from incidental or outside operations or sources, and “passive income” generally includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all of a foreign corporation’s commodities are stock in trade or inventory, depreciable property used in a trade or business, or supplies regularly used or consumed in a trade or business, and certain other requirements are satisfied.

For purposes of the PFIC income test and the PFIC asset test described above, if the Company owns, directly or indirectly, 25% or more of the total value of the outstanding shares of another corporation, the Company will be treated as if it (a) held a proportionate share of the assets of such other corporation and (b) received directly a proportionate share of the income of such other corporation. In addition, for purposes of the PFIC income test and PFIC asset test described above, and assuming certain other requirements are met, “passive income” does not include certain interest, dividends, rents, or royalties that are received or accrued by the Company from certain “related persons” (as defined in Section 954(d)(3) of the Code), to the extent such items are properly allocable to the income of such related person that is not passive income.

Under certain attribution rules, if the Company is a PFIC, U.S. Holders will generally be deemed to own their proportionate share of the Company’s direct or indirect equity interest in any company that is also a PFIC (a “Subsidiary PFIC”), and will generally be subject to U.S. federal income tax on their proportionate share of (a) any “excess distributions” (as described below) on the stock of a Subsidiary PFIC and (b) a disposition or deemed disposition of the stock of a Subsidiary PFIC by the Company or another Subsidiary PFIC, both as if such U.S. Holders directly held the shares of such Subsidiary PFIC. In addition, U.S. Holders may be subject to U.S. federal income tax on any indirect gain realized on the stock of a Subsidiary PFIC on the sale or disposition of common shares. Accordingly, U.S. Holders should be aware that they could be subject to tax under the PFIC rules even if no distributions are received and no redemptions or other dispositions of common shares are made.

Default PFIC Rules under Section 1291 of the Code

If the Company is a PFIC for any tax year during which a U.S. Holder owns common shares, the U.S. federal income tax consequences to such U.S. Holder of the acquisition, ownership and disposition of common shares will depend on whether such U.S. Holder makes an election to treat the Company and each Subsidiary PFIC, if any, as a “qualified electing fund” or “QEF” under Section 1295 of the Code (each, a “QEF Election”) for the first taxable year in which the Company or its Subsidiary PFIC (as applicable) is a PFIC in which the U.S. Holder holds common shares (or is deemed to hold stock of the Subsidiary PFIC), or a QEF Election together with a “purging” election with respect to such entity, or makes a mark-to-market election under Section 1296 of the Code (a “Mark-to-Market Election”) with respect to its common shares. A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a “Non-Electing U.S. Holder” and will generally be subject to tax as described below.

NOVAGOLD RESOURCES INC.

A Non-Electing U.S. Holder will be subject to the default rules of Section 1291 of the Code (described below) with respect to: (a) any gain recognized on the sale or other taxable disposition of the common shares (which, subject to the effectiveness of proposed Treasury Regulations, may include gain realized by reason of transfers of common shares that would otherwise qualify as non-recognition transactions for U.S. federal income tax purposes); and (b) any “excess distribution” received on the common shares. A distribution generally will be an “excess distribution” to the extent that such distribution (together with all other distributions received in the current tax year) exceeds 125% of the average distributions received during the three preceding tax years (or during a U.S. Holder’s holding period for the common shares, if shorter).

Under Section 1291 of the Code, if the Company were to constitute a PFIC during a Non-Electing U.S. Holder’s holding period, any gain recognized on the sale or other taxable disposition of common shares (including an indirect disposition of the stock of any Subsidiary PFIC), and any “excess distribution” received on the common shares or with respect to the stock of a Subsidiary PFIC must be ratably allocated to each day in a Non-Electing U.S. Holder’s holding period for the respective common shares. The amount of any such gain or excess distribution allocated to the tax year of disposition or distribution of the excess distribution and to years before the Company became a PFIC, if any, would be taxed as ordinary income (and not eligible for certain preferred tax rates). The amounts allocated to any other tax year would be subject to U.S. federal income tax at the highest tax rate applicable to ordinary income in each such year, and an interest charge would be imposed on the tax liability for each such year, calculated as if such tax liability had been due in each such year. A Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as “personal interest”, which is not deductible.

If the Company is a PFIC for any tax year during which a Non-Electing U.S. Holder holds common shares, the Company will continue to be treated as a PFIC with respect to such Non-Electing U.S. Holder, regardless of whether the Company ceases to be a PFIC in one or more subsequent years. If the Company ceases to be a PFIC, a Non-Electing U.S. Holder may terminate this deemed PFIC status with respect to the common shares by electing to recognize gain (which will be taxed under the default rules of Section 1291 of the Code discussed above), but not loss, as if such common shares were sold on the last day of the last tax year for which the Company was a PFIC.

QEF Election

A U.S. Holder that makes a timely and effective QEF Election for the first tax year in which such U.S. Holder’s holding period of its common shares begins generally will not be subject to the default rules of Section 1291 of the Code discussed above with respect to its common shares. A U.S. Holder that makes a timely and effective QEF Election will be subject to U.S. federal income tax on such U.S. Holder’s pro rata share of (a) the net capital gain of the Company, which will be taxed as long-term capital gain to such U.S. Holder, and (b) the ordinary earnings of the Company, which will be taxed as ordinary income to such U.S. Holder. Generally, “net capital gain” is the excess of (a) net long-term capital gain over (i) net short-term capital gain, and “ordinary earnings” are the excess of (a) “earnings and profits” over (ii) net capital gain. A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each tax year in which the Company is a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by the Company. However, for any tax year in which the Company is a PFIC and has no net income or gain, U.S. Holders that have made a QEF Election would not have any income inclusions as a result of the QEF Election. If a U.S. Holder that made a QEF Election has an income inclusion, such U.S. Holder may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge. If such U.S. Holder is not a corporation, any such interest paid will be treated as “personal interest”, which is not deductible.

A U.S. Holder that makes a timely and effective QEF Election with respect to the Company generally (a) may receive a tax-free distribution from the Company to the extent that such distribution represents “earnings and profits” of the Company that were previously included in income by the U.S. Holder because of such QEF Election and (b) will adjust such U.S. Holder’s tax basis in the common shares to reflect the amount included in income or allowed as a tax-free distribution because of such QEF Election. In addition, a U.S. Holder that makes a timely and effective QEF Election generally will recognize capital gain or loss on the sale or other taxable disposition of common shares.

NOVAGOLD RESOURCES INC.

The procedure for making a QEF Election, and the U.S. federal income tax consequences of making a QEF Election, will depend on whether such QEF Election is timely. A QEF Election will be treated as “timely” if such QEF Election is made for the first year in the U.S. Holder’s holding period for the common shares in which the Company was a PFIC. A U.S. Holder may make a timely QEF Election by filing the appropriate QEF Election documents at the time such U.S. Holder files a timely-filed U.S. federal income tax return for such year. If a U.S. Holder does not make a timely and effective QEF Election for the first year in the U.S. Holder’s holding period for the common shares, the U.S. Holder may still be able to make a timely and effective QEF Election in a subsequent year if such U.S. Holder meets certain requirements and makes a “purging” election to recognize gain (which will be taxed under the default rules of Section 1291 of the Code discussed above) as if such common shares were sold for their fair market value on the day the QEF Election is effective. If a U.S. Holder makes a QEF Election but does not make a “purging” election to recognize gain as discussed in the preceding sentence, then such U.S. Holder shall be subject to the QEF Election rules and shall continue to be subject to tax under the default rules of Section 1291 of the Code discussed above with respect to its common shares. If a U.S. Holder makes a “purging” election, the U.S. Holder will have additional tax basis (to the extent of any gain recognized on the deemed sale) and, solely for purposes of the PFIC rules, a new holding period in the common shares. If a U.S. Holder owns PFIC stock indirectly through another PFIC, separate QEF Elections must be made for the PFIC in which the U.S. Holder is a direct shareholder and the Subsidiary PFIC for the QEF rules to apply to both PFICs.

A QEF Election is made on a shareholder-by-shareholder basis and will apply to the tax year for which such QEF Election is made and to all subsequent tax years, unless such QEF Election is invalidated or terminated or the IRS consents to revocation of such QEF Election. If a U.S. Holder makes a QEF Election and, in a subsequent tax year, the Company ceases to be a PFIC, the QEF Election will remain in effect (although it will not be applicable) during those tax years in which the Company is not a PFIC. Accordingly, if the Company becomes a PFIC in a later tax year, the QEF Election will still be effective, and the U.S. Holder will be subject to the QEF rules described above during any subsequent tax year in which the Company is treated as a PFIC.

A U.S. Holder makes a QEF Election by attaching a completed IRS Form 8621, including a PFIC Annual Information Statement, to a timely-filed United States federal income tax return. However, if the Company does not provide the required information with regard to it or any of its Subsidiary PFICs, U.S. Holders will not be able to make a QEF Election for such entity and will continue to be subject to the default rules of Section 1291 of the Code discussed above that apply to Non-Electing U.S. Holders with respect to the taxation of gains and excess distributions. Retroactive QEF Elections generally may be made only by filing a protective statement with such tax return and if certain other conditions are met or with the consent of the IRS.

The Company will make available to U.S. Holders, upon their written request, all information and documentation that a U.S. Holder making a QEF Election with respect to the Company is required to obtain for U.S. federal income tax purposes in the event the Company is a PFIC. Such information may be included on the Company’s website. However, U.S. Holders should be aware that the Company can provide no assurances that it will provide any such information relating to any Subsidiary PFIC. Because the Company may own shares in one or more Subsidiary PFICs and may acquire shares in one or more Subsidiary PFICs in the future, U.S. Holders will continue to be subject to the default rules of Section 1291 of the Code discussed above with respect to the taxation of gains and excess distributions with respect to any Subsidiary PFIC for which the U.S. Holders do not obtain the required information to file a QEF Election. U.S. Holders should consult their own tax advisor regarding the availability of, and procedure for making, a QEF Election with respect to the Company and any Subsidiary PFIC.

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election with respect to the common shares only if the common shares are marketable stock. The common shares generally will be “marketable stock” if the common shares are regularly traded on (a) a national securities exchange that is registered with the SEC; (b) the national market system established pursuant to Section 11A of the Securities and Exchange Act of 1934; or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure, and surveillance requirements, and meets other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced; and (ii) the rules of such foreign exchange effectively promote active trading of listed stocks. If such stock is traded on such a qualified exchange or other market, such stock generally will be “regularly traded” for any calendar year during which such stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter. Each U.S. Holder should consult its own tax advisor with respect to whether the common shares are “marketable stock” for this purpose.

A U.S. Holder that makes a Mark-to-Market Election with respect to its common shares generally will not be subject to the default rules of Section 1291 of the Code discussed above with respect to such common shares. However, if a U.S. Holder does not make a Mark-to-Market Election beginning in the first tax year of such U.S. Holder’s holding period for common shares for which the Company is a PFIC and such U.S. Holder has not made a timely QEF Election, the default rules of Section 1291 of the Code discussed above will apply to certain dispositions of, and distributions on, the common shares.

NOVAGOLD RESOURCES INC.

A U.S. Holder that makes a Mark-to-Market Election will include in ordinary income, for each tax year in which the Company is a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the common shares, as of the close of such tax year over (b) such U.S. Holder’s adjusted tax basis in such common shares. A U.S. Holder that makes a Mark-to-Market Election will be allowed a deduction in an amount equal to the excess, if any, of (i) such U.S. Holder’s adjusted tax basis in the common shares over (ii) the fair market value of such common shares (but only to the extent of the net amount of previously included income as a result of the Mark-to-Market Election for prior tax years).

A U.S. Holder that makes a Mark-to-Market Election generally also will adjust such U.S. Holder’s tax basis in the common shares to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election. In addition, upon a sale or other taxable disposition of common shares, a U.S. Holder that makes a Mark-to-Market Election will recognize ordinary income or ordinary loss (not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior tax years over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior tax years). Losses that exceed this limitation are subject to the rules generally applicable to losses provided in the Code and Treasury Regulations. These amounts of ordinary income would not be eligible for preferential tax rates applicable to qualified dividend income or long-term capital gains.

A U.S. Holder makes a Mark-to-Market Election by attaching a properly completed IRS Form 8621 to a timely filed United States federal income tax return. A timely Mark-to-Market Election applies to the tax year in which such Mark-to-Market Election is made and to each subsequent tax year, unless the common shares cease to be “marketable stock” or the IRS consents to revocation of such election. Each U.S. Holder should consult its own tax advisors regarding the availability of, and procedure for making, a Mark-to-Market Election.

Although a U.S. Holder may be eligible to make a Mark-to-Market Election with respect to the common shares, no such election may be made with respect to the stock of any Subsidiary PFIC that a U.S. Holder is treated as owning, because such stock is not marketable stock. Hence, the Mark-to-Market Election will not be effective to avoid the application of the default rules of Section 1291 of the Code as described above with respect to deemed dispositions of Subsidiary PFIC stock or excess distributions from a Subsidiary PFIC to its shareholder.

Other PFIC Rules

Under Section 1291(f) of the Code, the IRS has issued proposed Treasury Regulations that would impact certain consequences of the application of the PFIC regime to U.S. Holders. Among other consequences, and subject to certain exceptions, such proposed Treasury Regulations would cause a U.S. Holder that had not made a timely QEF Election to recognize gain (but not loss) upon certain transfers of common shares that would otherwise be tax-deferred (e.g., gifts and exchanges pursuant to corporate reorganizations). However, the specific U.S. federal income tax consequences to a U.S. Holder may vary based on the manner in which common shares are transferred.

Certain additional adverse rules may apply with respect to a U.S. Holder if the Company is a PFIC, regardless of whether such U.S. Holder makes a QEF Election. For example, under Section 1298(b)(6) of the Code, a U.S. Holder that uses common shares as security for a loan will, except as may be provided in Treasury Regulations, be treated as having made a taxable disposition of such common shares.

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

In addition, a U.S. Holder who acquires common shares from a decedent generally will not receive a “step up” in tax basis of such common shares to fair market value unless such decedent had a timely and effective QEF Election in place.

Special rules also apply to the amount of foreign tax credit that a U.S. Holder may claim on a distribution from a PFIC. Subject to such special rules, foreign taxes paid with respect to any distribution in respect of stock in a PFIC are generally eligible for the foreign tax credit. The rules relating to distributions by a PFIC and their eligibility for the foreign tax credit are complicated, and each U.S. Holder should consult with its own tax advisors regarding the availability of the foreign tax credit with respect to distributions by a PFIC.

NOVAGOLD RESOURCES INC.

The PFIC rules are complex, and each U.S. Holder should consult its own tax advisors regarding the PFIC rules and how the PFIC rules may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of common shares.

Receipt of Foreign Currency

The amount of any distribution paid to a U.S. Holder in foreign currency, or payment received on the sale, exchange or other taxable disposition of common shares, generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of receipt or, if applicable, the date of settlement if the common shares are traded on an established securities market (regardless of whether such foreign currency is converted into U.S. dollars at that time). A U.S. Holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Any U.S. Holder that converts or otherwise disposes of the foreign currency after the date of receipt may have a foreign currency exchange gain or loss that would be treated as ordinary income or loss, and generally will be U.S. source income or loss for foreign tax credit purposes. Different rules apply to U.S. Holders who use the accrual method of tax accounting. Each U.S. Holder should consult its own tax advisors regarding the U.S. federal income tax consequences of receiving, owning and disposing of foreign currency.

Foreign Tax Credit

Dividends paid on the common shares will be treated as foreign-source income, and generally will be treated as “passive category income” or “general category income” for U.S. foreign tax credit purposes. Any gain or loss recognized on a sale or other disposition of common shares generally will be United States source gain or loss. Certain U.S. Holders that are eligible for the benefits of Convention may elect to treat such gain or loss as Canadian source gain or loss for U.S. foreign tax credit purposes. The Code applies various complex limitations on the amount of foreign taxes that may be claimed as a credit by U.S. taxpayers. In addition, Treasury Regulations that apply to foreign taxes paid or accrued (the “Foreign Tax Credit Regulations”) impose additional requirements for Canadian withholding taxes to be eligible for a foreign tax credit, and there can be no assurance that those requirements will be satisfied. The Treasury Department has released guidance temporarily pausing the application of certain of the Foreign Tax Credit Regulations.

Subject to the PFIC rules and the Foreign Tax Credit Regulations, each as discussed above, a U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on the common shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax paid. Generally, a credit will reduce a U.S. Holder’s U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder’s income that is subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid or accrued (whether directly or through withholding) by a U.S. Holder during a year. The foreign tax credit rules are complex and involve the application of rules that depend on a U.S. Holder’s particular circumstances. Accordingly, each U.S. Holder should consult its own tax advisor regarding the foreign tax credit rules.

Information Reporting and Backup Withholding

Under U.S. federal income tax law and Treasury Regulations, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, U.S. return disclosure obligations (and related penalties) are imposed on U.S. Holders that hold certain specified foreign financial assets in excess of certain threshold amounts. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a non-U.S. entity. U.S. Holders may be subject to these reporting requirements unless their common shares are held in an account at certain financial institutions. Penalties for failure to file certain of these information returns are substantial. U.S. Holders should consult their own tax advisors regarding the requirements of filing information returns, including the requirement to file an IRS Form 8938.

Payments made within the United States or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from the sale or other taxable disposition of common shares will generally be subject to information reporting and backup withholding tax, currently at the rate of 24%, if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. taxpayer identification number (generally on IRS Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, certain exempt persons, such as U.S. Holders that are corporations, generally are excluded from these information reporting and backup withholding rules. Backup withholding is not an additional tax. Any amounts withheld under the U.S. backup withholding tax rules generally will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS in a timely manner.

NOVAGOLD RESOURCES INC.

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

THE ABOVE SUMMARY IS NOT INTENDED TO CONSTITUTE A COMPLETE ANALYSIS OF ALL TAX CONSIDERATIONS APPLICABLE TO U.S. HOLDERS WITH RESPECT TO THE ACQUISITION, OWNERSHIP, AND DISPOSITION OF COMMON SHARES. U.S. HOLDERS SHOULD CONSULT THEIR OWN TAX ADVISORS AS TO THE TAX CONSIDERATIONS APPLICABLE TO THEM IN LIGHT OF THEIR OWN PARTICULAR CIRCUMSTANCES.

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

The following MD&A generally discusses our consolidated financial condition and results of operations for 2025 and year-over-year comparisons between 2025 and 2024. Discussions of our consolidated financial condition and results of operations for 2024 and year-over-year comparisons between 2024 and 2023 are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024, filed with the Securities and Exchange Commission on January 23, 2025, are incorporated by reference into this MD&A.

Paulson Advantage Plus Master Ltd. and Paulson Partners LP (together, “Paulson”) are investment funds managed by Paulson Advisers LLC.

Paul Chilson, P.E., who is the Manager, Mine Engineering for NOVAGOLD and a “qualified person” under National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Securities and Exchange Commission’s (“SEC”) current mining disclosure rules has approved the scientific and technical information contained herein.

Highlights

On June 3, 2025, NOVAGOLD and Paulson, through wholly-owned subsidiaries, completed the $1 billion acquisition of Barrick’s 50% interest in Donlin Gold (the “Donlin Gold Transaction”), increasing NOVAGOLD’s economic stake in Donlin Gold LLC (“Donlin Gold”) to 60%. Paulson’s subsidiary acquired the remaining 40% of Donlin Gold. Both owners have equal governance rights in Donlin Gold. The Donlin Gold Transaction marks a significant milestone in a long-term strategy to advance Donlin Gold. NOVAGOLD’s portion of the acquisition was funded through a combination of a public equity offering and a concurrent private placement.

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

Company Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold, a limited liability company which, following the closing of the Donlin Gold Transaction on June 3, 2025, is owned 60% by a wholly-owned subsidiary of NOVAGOLD and 40% by a wholly-owned subsidiary of Paulson. While NOVAGOLD has a 60% economic interest in Donlin Gold, governance of Donlin Gold is shared equally by NOVAGOLD and Paulson. We record our interest in the Donlin Gold project as an equity investment, which results in our 60% share of Donlin Gold’s expenses being recorded in the income statement as an operating loss.

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

NOVAGOLD RESOURCES INC.

Overview of Donlin Gold Transaction and Financing Activities During 2025

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

Amended and Restated Promissory Note

Pursuant to the Prior LLC Agreement for Donlin Gold, the Company issued a promissory note to Barrick Gold to repay Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. Concurrent with the Donlin Gold Transaction announcement on April 22, 2025, NOVAGOLD entered into a prepayment option agreement with Barrick, which provided the Company with an option to prepay the promissory note in full for $90 million prior to the closing of the Donlin Gold Transaction. The $90 million prepayment option was not exercised prior to closing. In connection with the closing of the Donlin Gold Transaction, on June 3, 2025 NGRA and Barrick Gold amended and restated the promissory note primarily to (i) modify the security package in order to exclude any property held by Donlin Gold or membership interest in Donlin Gold held by NGRA, but ensure it remains secured by NGRA’s right, title and interest to proceeds from Donlin Gold and (ii) provide the ability for NGRA to prepay and retire the promissory note for an aggregate of $100 million until December 3, 2026. In connection with the amended and restated promissory note, NGRA has made an irrevocable direction to Donlin Gold whereby Donlin Gold shall distribute to Barrick Gold, until the promissory note is fully repaid, 85% of distributed processed products, cash and other assets, and payments of 5% of certain net proceeds specified in the promissory note. As per the amended and restated promissory note, the principal amount owed is $158.9 million.

Backstop Agreement

In order to ensure available financing for the Company’s $200 million obligation under the MIPA, funding commitments of up to $170 million were obtained from Electrum Strategic Resources L.P. (“Electrum”), Paulson, and Kopernik Global Investors, LLC, on behalf of investment funds and accounts managed by them (“Kopernik”, together with Electrum and Paulson, the “Investors”) pursuant to a backstop agreement dated April 22, 2025 (“Backstop Agreement”). Pursuant to the Backstop Agreement, the Investors agreed to purchase, on a non-brokered, private placement basis, up to $170 million in the Company’s common shares at $3.00 per share, representing up to 56,666,667 common shares in the aggregate.

NOVAGOLD RESOURCES INC.

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

The Backstop Agreement further provided the Investors with registration rights, pursuant to which the Company had agreed to, among other things, file a registration statement with the SEC registering the resale of the Warrant Shares and to cause such registration statement to remain effective until the earlier of (a) three years from the issuance of the Subscribed Shares (which were not issued), (b) the date on which all of the Subscribed Shares and Warrant Shares shall have been sold, or (c) on the first date on which each Investor can sell all of its Subscribed Shares and/or Warrant Shares (or shares received in exchange therefor) under Rule 144 of the Securities Act without limitation as to the manner of sale or the amount of such securities that may be sold. The Backstop Agreement also contained customary indemnification and other provisions customary for registration rights of this type. Pursuant to discussions with the Investors and the Placement Investors (as defined below), the Company may file a resale registration statement in the future upon request of such investors with respect to the Warrant Shares or common shares issued pursuant to the Subscription Agreement (as defined below).

Public Offering and Concurrent Private Placement

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

Concurrently with the public offering announced in May 2025, the Company completed a private placement offering on May 9, 2025 of 17,173,853 common shares at a price equal to the public offering price for aggregate gross proceeds of approximately $64.4 million with Electrum and investments funds and accounts managed by Kopernik Global Investors, LLC (each a “Placement Investor”). The Company entered into a Subscription Agreement dated May 7, 2025 (the “Subscription Agreement”) with each of the Placement Investors setting out the terms of the concurrent private placement, which included similar resale registration rights as contained in the Backstop Agreement. The concurrent private placement closed on May 9, 2025.

Donlin Gold project

NOVAGOLD and Donlin Gold advanced key activities in 2025 to position the project to update technical work and cost estimates. Primary activities included 1) issuing a Request for Proposals (RFP) for its Bankable Feasibility Study (BFS) to top-tier engineering firms with the expertise to design what is expected to be the largest single gold mine in the United States. Proposals were received in October, and the Prime Contractor is expected to be selected in the first quarter of 2026. RFPs were also issued in the fourth quarter of 2025 for specialist contractors for the power plant, pipeline, and pressure oxidation and oxygen plant scopes of work; and 2) mine planning and resource conversion advanced through the completion of an 18,454-meter 2025 drill program. The work targeted three core objectives: grid drilling to refine mine planning parameters, in-pit exploration to strengthen geological modelling and resource conversion, and geotechnical drilling to inform the updated resource model, mine planning and assess sites for the planned port access road. The program was successfully executed by a site team of approximately 80 locally hired staff and external contractors, with results providing critical inputs for engineering, mine planning, and resource modelling.

To support the advancement of the BFS and move the project toward development, management has identified key project requirements and commenced recruiting for critical positions. Donlin Gold hired Frank Arcese as Project Director. Frank brings more than four decades of global project leadership to Donlin Gold and has deep experience in the execution of large-scale mining capital projects in both the U.S. and international jurisdictions. Most recently, he served as Capital Projects Business Leader for North and South American mining operations at WSP Global Inc., and Engineering, Procurement and Construction Management (EPCM) firm. Prior to that, he acted as Project Director on multiple large mining and power plant project for Rio Tinto across the U.S., Mongolia, China, Australia, and Argentina, and brings extensive expertise in managing projects in remote environments, such as Teck Resource’s original Quebrada Blanca in Chile, BHP’s Escondida Phase 3 and SX-EW Plant in Chile, and recently Rio Tinto’s Rincon 3000 Lithium Project in Argentina.

NOVAGOLD RESOURCES INC.

The Donlin Gold board must approve the BFS, construction program and budget before the Donlin Gold project can be developed. The timing of the required engineering work and the Donlin Gold board’s approval of an updated feasibility study, construction program and budget, the receipt of all required governmental permits and approvals, and the availability of financing, commodity price fluctuations, risks related to market events and general economic conditions among other factors, will affect the timing of and whether to develop the Donlin Gold project. Among other reasons, project delays could occur due to public opposition, litigation challenging permit decisions, requests for additional information or analysis, limitations in agency staff resources during regulatory review and permitting, or project changes made by Donlin Gold.

Stakeholder and government engagement

In collaboration with Calista Corporation (“Calista”) and The Kuskokwim Corporation (TKC), Donlin Gold LLC had engagement with local communities, stakeholders, and government representatives across the Y-K region, Alaska, and Washington, D.C., advancing project development and permitting. Our longstanding outreach efforts — includes decades of work with 62 Y-K region communities and has strengthened relationships, created knowledge-sharing opportunities, reinforced the project’s social license, and built considerable trust. The company and the Donlin Gold team remain committed to advancing the project responsibly through transparent, respectful, and lasting partnerships and engagement with both community and government entities.

To support these efforts, Donlin Gold maintained frequent engagement with numerous stakeholders throughout the Y-K region, Alaska, and Washington D.C. In 2025, NOVAGOLD and Donlin Gold staff traveled to Juneau and Washington, D.C., to meet with Alaska’s state legislators, the U.S. congressional delegations and staff, Federal officials, the Federal Permitting Council, and the National Security Council to provide project updates and its importance to Alaska and the Y-K region, discuss energy needs, and highlight the State’s environmental standards. Donlin Gold’s new General Manager and other team members also met with Governor Mike Dunleavy, Department of Interior representatives, Karen Kelleher, Alaska’s Bureau of Land Management acting Director, and other industry officials for an introduction and project update. Meetings also took place with former Alaska state legislators Senator Hughes, Representative Kopp, Representative Coulombe, and Representative Jimmie during the Donlin Gold’s Alaska Federation of Natives reception.

Donlin Gold hosted the fourth and fifth Subsistence Community Advisory Committee meetings in Anchorage and at the project site, offering a deep dive in different areas of the project’s development and operations, including camp and facility tours, as well as aquatic resources monitoring, and Snow Gulch restoration work.

Additionally, site tours were held with stakeholders, investors, and analysts, followed by the owners’ tour which included meetings with principal stakeholders, including Alaska Native landowners, government agencies, engineering firms, and logistics providers and other pivotal parties with the capacity and experience to support critical project infrastructure as Donlin Gold advances the BFS and development activities that follow its construction decision.

Donlin Gold and NOVAGOLD staff traveled to Crooked Creek on several occasions to meet with community members to share information and answer questions from attendees about the Donlin Gold project. Additionally, Donlin Gold and Calista traveled to Crooked Creek and Aniak to provide project updates.

As part of the owners’ site tour last summer, meetings were held with key Alaska government officials – including Governor Mike Dunleavy, former Department of Natural Resources Commissioner John Boyle, and former Revenue Commissioner Adam Crum among others – to introduce the new Donlin Gold ownership and to discuss shared priorities between the State of Alaska and the project. In addition, a series of discussions were held with natural gas pipeline developers to explore opportunities benefiting the project and its stakeholders.

Additionally, Donlin Gold hosted a site tour for State of Alaska representatives, state directors for all three U.S. delegation offices, and RDC staff. Donlin Gold also hosted an additional tour including staff from the offices of Senator Lisa Murkowski, Senator Dan Sullivan, and Representative Senator Nick Begich, as well as a Calista intern. The Donlin Gold team met with Representative Begich in Aniak, followed by the Director of the Bureau of Land Management and his staff in Alaska.

Representatives from Donlin Gold, Paulson and NOVAGOLD, as well as Alaska Gov. Mike Dunleavy participated in a keynote luncheon panel on the Donlin Gold project during the Alaska Miners Association Convention. Panelists discussed the project’s ongoing development, its importance to Alaska and the Y-K region, and how close collaboration among partners and stakeholders is advancing the project responsibly. During the Alaska Miners Association Convention, Donlin Gold’s Permitting and Environmental Manager Enric Fernandez was awarded the Alaska Miners Association Environmental Stewardship Award while the Donlin Gold team received the Alaska Miners Association Hard Hat Safety award – recognizing the team’s outstanding dedication to safety, teamwork and care for one another.

NOVAGOLD RESOURCES INC.

Environment and social investments

NOVAGOLD is committed to education, community wellness, cultural preservation, ecological stewardship, and best practices that enhance the economic, health, and social well-being of our employees, the people of the Y-K region, and surrounding communities. Donlin Gold supports these efforts through fisheries studies, environmental activities, subsistence initiatives, and grants, while recognizing the importance of the region’s traditions and subsistence way of life, where environmental health is paramount.

Meaningful collaboration was deepened with the Native Village of Napaimute, with Donlin Gold extending financial assistance to maintain the Kuskokwim River Ice Road — a pivotal winter infrastructure that ensures the safe transport of residents to community events and serves as a conduit of economic activity for the Kuskokwim River communities. Additionally, Donlin Gold pursued its support of and participation in the Alaska Safe Riders initiative, which promotes the secure use of snowmachines, all-terrain vehicles, and recreational off-road vehicles. Financial assistance was also provided to Camp Fire Alaska, an organization dedicated to offering summer camps and programs to youth in rural communities across Alaska. Activities included music, sports, science, field trips, and numerous outdoor recreation opportunities.

Donlin Gold continued its participation and support of the Kuskokwim River summer safety Program with NOVAGOLD team members, traveling with 2019 Iditarod champion and Donlin Gold employee, Pete Kaiser. Together, they visited seven villages in the Y-K region to distribute life jackets and promote water safety among local residents. That same month, Donlin Gold extended its support to 47 communities for the annual “Clean-up Greenup” program.

NOVAGOLD and Donlin Gold also provided financial support to the Alaska Community Foundation to aid community recovery efforts in the region following Typhoon Halong. They also partnered with the AVCP Regional Housing Authority to provide generators and insulation.

Over the year, Donlin Gold further engaged in a variety of community events and initiatives that celebrate cultural preservation, strengthen stakeholder relationships, and promote the economic and social well-being of the Y-K region. These included Calista’s Shareholder Relations Committee meetings, the Alaska Federation of Natives convention, village gatherings such as Napaimute’s annual event, Nikolai Elder Food Program and School Carnival, RuralCap McGrath’s Bluegrass Festival, the Alaska Native Heritage Center’s 2025 Garden Party, the Aniak Traditional Council Annual Fair, Kalskag’s Culture Camp, Calista’s Golf Tournament, the Kwethluk Church Event, and the Napaskiak Summer Festival.

Donlin Gold continues to support a range of educational programs, including Crooked Creek’s Traditional Council Summer Youth Employment Program, Alaska Resource Education, collaborating with the Lower Kuskokwim School District to host an annual College & Career Fair, EXCEL Alaska, and Covenant House Alaska’s Bethel Jobs for American Graduates program, which helps high school graduates transition to postsecondary education and employment.

Throughout the year, Donlin Gold supported local sports initiatives, including the Alaska School Activities Association, Special Olympics Alaska, the Donlin Gold Invitational Basketball Tournament at Bethel Regional High School, The Iditarod Sled Dog Trail Race, Iron Dog Race and Y-K mushers Isaac Underwood, Mike Williams Jr., and Pete Kaiser.

Donlin Gold also continued to build on the progress of its aquatic habitat restoration project at Snow Gulch, which began in 2021 and is improving access and habitat for resident fish in areas affected by historic placer mining. Further development and restoration of the inlet channel were carried out in 2025 to help restore natural habitat conditions in support of aquatic life.

Permitting

Donlin Gold is a federally permitted project on private land designated for mining activities by Calista Corporation, owner of the mineral rights, and The Kuskokwim Corporation (TKC) owner of the surface estate. Permitting in Alaska is a substantial undertaking supported by a diligent, thorough, transparent, and inclusive process for all involved, including stakeholders from the Y-K region.

Comments from ADNR on the preliminary design packages are anticipated in 2026. BGC Engineering has been appointed as the contractor for the Detailed Design Packages. The Detailed Design Packages are anticipated to be completed by the end of 2026/early 2027 with potential issuance of the Dam Safety Certificates in 2028.

NOVAGOLD RESOURCES INC.

Litigation

On September 20, 2021, Earthjustice, representing ONC, Cook Inletkeeper, and three Y-K villages, filed an appeal of the State pipeline ROW authorization in Alaska Superior Court. On April 12, 2023, the Alaska Superior Court affirmed the Alaska Department of Natural Resources’ (“ADNR”) issuance of the ROW lease in the Earthjustice case. Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. On May 25, 2022, Earthjustice, representing ONC and five Y-K villages, filed an appeal of ADNR’s issuance of certain water rights permits to Donlin Gold in Alaska Superior Court. After briefing and oral argument, on September 1, 2023, the Alaska Superior Court affirmed ADNR’s decision on Donlin Gold’s water rights permits. On October 2, 2023, Earthjustice appealed the Superior Court’s decision to the Alaska Supreme Court. Earthjustice’s opening brief was submitted to the Alaska Supreme Court on January 4, 2024. Response briefs from the State of Alaska and Donlin Gold were completed in April 2024, and Earthjustice subsequently filed their reply brief in May 2024. Briefing on Earthjustice’s appeal of the Alaska Superior Court affirmation of ADNR’s issuance of the State pipeline ROW lease to the Alaska Supreme Court was completed in February 2024. On November 14, 2025, Donlin Gold welcomed the Alaska Supreme Court’s decision affirming both the project’s water rights permits for the mine and the Department of Natural Resources’ approval of the State’s ROW for the state-owned lands portion of the proposed 316-mile natural gas pipeline. The ruling validates the State of Alaska’s thorough review process and reinforces that the project can move forward in a manner that safeguards the lands, waters, and communities of the Yukon-Kuskokwim and southcentral regions.

NOVAGOLD continues to support the State of Alaska in defending the Department of Environmental Conservation’s (“ADEC”) Clean Water Act Section 401 Water Quality Certification (“401 Certification”), which is the only remaining challenge to Donlin Gold’s permits in state court. On May 6, 2025, the Alaska Superior Court upheld ADEC’s issuance of the 401 Certification. Earthjustice filed an appeal in the Alaska Supreme Court and filed their opening brief on September 16, 2025. Donlin Gold’s and the State of Alaska’s briefs were filed on November 25, 2025, and Earthjustice’s reply brief was filed on January 9, 2026.

On April 5, 2023, Earthjustice representing ONC and six Y-K villages filed suit against the U.S. government in the U.S. District Court for Alaska (the “Federal District Court”) asking the Federal District Court to invalidate the Donlin Gold JROD, which included the Corps’ issuance of the 404 permit and the Department of Interior, Bureau of Land Management’s issuance of the ROW lease for the portions of the pipeline on Federal lands. The U.S. Department of Justice (“DOJ”) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold, and Calista were granted intervenor status in this case. The DOJ filed their brief supporting the issuance of the JROD and the sufficiency of the environmental analysis in the Final Environmental Impact Statement on April 2, 2024. Amicus briefs supporting the project were filed by the village of Crooked Creek and the Alaska federal Congressional delegation. Oral arguments were held on June 24, 2024, and the Federal District Court issued a decision on September 30, 2024. The decision rejected the plaintiffs’ arguments on two of the three issues raised in the litigation but agreed with plaintiffs that the federal agencies took too narrow of a view in analyzing the impact of a theoretical release from the tailings’ storage facility. The Federal District Court requested supplemental briefing on the appropriate remedy for addressing this issue. On October 7, 2024, the plaintiffs filed a request for reconsideration on one of the issues on which the Federal District Court had ruled against the plaintiffs and, at DOJ’s request, the Federal District Court suspended the schedule for briefing on the appropriate remedy until after the Federal District Court ruled on plaintiffs’ motion for reconsideration. On December 23, 2024, the Federal District Court denied plaintiffs’ request for reconsideration. Remedy briefing was completed in March 2025 and oral argument on remedy was held May 9, 2025. On June 10, 2025, the Federal District Court issued an order denying Earthjustice’s request to vacate the permits and remanding the case to the agencies to supplement the NEPA analysis on the narrow issue regarding the analysis of a potential larger release from the tailings storage facility. The Court retained jurisdiction over the case during the remand and ordered the agencies to file periodic status updates with the court. USACE, in consultation with BLM and other federal agencies, will be the lead agency for this Supplemental Environmental Impact Statement (“SEIS”) process to ensure a transparent, science-based review that provides the public and decision-makers with complete and accurate information. On October 27, 2025, Donlin Gold was also formally accepted into the FAST-41 program, a federal initiative that increases transparency, accountability, and predictability in permitting, and the project is now listed on the Federal Permitting Dashboard in connection with the SEIS. The USACE has submitted a schedule to the Permitting Council for completion of the supplemental analysis in mid-2027.

To date, all permits and approvals granted to Donlin Gold by federal and state agencies remain in place while the legal challenges described above proceed. We recognize the importance of preparedness and organization on these matters. Donlin Gold and its owners continue their unwavering support of the state and federal agencies in defending their thorough and diligent permitting processes, including working with the federal agencies and all stakeholders on an appropriate remedy to address the Federal District Court’s remand decision.

NOVAGOLD RESOURCES INC.

Other remediation

During 2025, $219,524 in remediation expenditures were incurred for fieldwork at the historic former New Gold House property in Nome, Alaska, including re-seeding, sampling and monitoring. Monitoring, sampling and maintenance work (as needed, based on monitoring results) is planned for the 2026 field season.

Functional Currency Change

The functional currency of the Company is the U.S. dollar. Prior to April 22, 2025, the functional currency of NOVAGOLD RESOURCES INC., the parent company, was the Canadian dollar. Management reassessed the functional currency of the parent company, NOVAGOLD RESOURCES INC., and determined that as of April 22, 2025, given the increasing prevalence of U.S. dollar denominated activities and financing transactions, its functional currency changed from the Canadian dollar to the U.S. dollar. Prior to April 22, 2025, the effects of translating the Company’s Canadian operations from the Canadian dollar to the U.S. dollar were recorded in Other comprehensive income (loss) and Accumulated other comprehensive loss. The change in functional currency was accounted for prospectively from April 22, 2025, and prior period consolidated financial statements were not restated. Previously recorded cumulative translation adjustments were not reversed.

Consolidated Financial Results for Fiscal 2025

The details of our Net loss are set forth below:

	Years ended November 30,
	2025	2024	Change
Net loss	$(94,659)	$(45,621)	$(49,038)
Net loss per common share, basic and diluted	$(0.25)	$(0.14)	$(0.11)

Net loss in fiscal 2025 increased by $49.0 million from the comparable prior year period primarily due to a $39.6 million non-cash, non-recurring charge related to warrants issued under a backstop commitment agreement signed on April 22, 2025 concurrent with the announcement of the Donlin Gold Transaction as well as $9.0 million of higher Donlin Gold field expenses. Other items leading to an increase in net loss in fiscal 2025 include higher general and administrative expenses and lower interest income on cash and term deposits.

Donlin Gold expenses recognized during fiscal 2025 were higher with increased site activity at Donlin Gold in 2025 compared to 2024 when field work activities were minimal and due to the Company’s share of Donlin Gold expenditures increasing by 10% to 60% starting in the third quarter. General and administrative expenses increased by $0.4 million in fiscal 2025 from the comparable prior year period primarily due to higher professional fees partially offset by lower share-based compensation. Professional fees increased by $0.9 million in fiscal 2025 as a result of the closing of the Donlin Gold Transaction as well as costs incurred to prepare updated NI 43-101 and S-K 1300 technical reports for the Donlin Gold project.

Costs of $9.1 million incurred during the second and third quarter mainly for investment banking and legal fees related to the Donlin Gold Transaction have been capitalized to the Company’s Investment in Donlin Gold along with $201.0 million of consideration paid to Barrick for the acquisition of an additional 10% interest in Donlin Gold.

2025 Fourth Quarter Results

Net loss during the fourth quarter of fiscal 2025 was $15.6 million which was $4.1 million higher than the comparative prior year period. The increase in net loss primarily resulted from higher Donlin Gold expenses recognized during fiscal 2025 and higher professional fees, both due to the same factors noted in the fiscal 2025 results above.

Liquidity and Capital Resources

Liquidity overview

The Company monitors its liquidity and capital resources on a regular basis to ensure it has sufficient liquidity and capital resources to meet its current operating and capital requirements.

NOVAGOLD RESOURCES INC.

As of November 30, 2025, the Company had cash resources comprising cash and cash equivalents, term deposits, and marketable securities totaling approximately $120 million, which are sufficient to cover the anticipated funding costs in respect of the Donlin Gold project and corporate general and administrative costs for at least the next twelve months.

In 2026, NOVAGOLD’s pro-rata share of Donlin Gold expenditures is expected to increase from fiscal 2025 levels over the coming two years with the commencement of work associated with its BFS. Depending on the timing of these costs and the Company’s decisions regarding when to commence detailed engineering and its option to prepay the Barrick promissory note, the Company expects to raise additional capital at some point to support these activities. As a result of a delinquent filing of a Form 8-K in June 2025, NOVAGOLD will not be eligible to use a Form S-3 registration statement to register its securities with the SEC until July 2026. This may adversely impact the Company’s ability to raise capital prior to that time.

Future funding to support fully developing the Donlin Gold project is anticipated to include, among of things, a combination of corporate debt and equity, project specific debt, and potentially a royalty, stream and government support. NOVAGOLD’s continued operations, in the longer term, are dependent on its ability to generate future cash flows and maintain sufficient capital resources. There is no assurance that the Company will be successful in its efforts to raise additional capital on favorable terms, or at all. For further information, see section Item 1A. Risk Factors – Our ability to continue the exploration, permitting, and development of the Donlin Gold project, to complete the Bankable Feasibility Study for the Donlin Gold project, to fund construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing.

NOVAGOLD’s anticipated expenditures in fiscal year 2026 are approximately $98.5 million, including $78.8 million to fund the Donlin Gold project, and $19.7 million for corporate general and administrative costs.

The Company’s financial position includes the following as of November 30, 2025:

●	Cash and cash equivalents of $110,143, primarily held at three large Canadian chartered banks with investment grade credit ratings.
●	Term deposits of $5,000 held at a large U.S. bank with investment grade credit ratings and maturities of less than one year.
●	Marketable securities of $4,406 traded on active markets.
●

Promissory note payable to Barrick of $166.3 million, including accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note and accrued interest are payable from 85% of distributed processed products, cash and other assets, and payments of 5% of certain net proceeds specified in the promissory note. On June 3, 2025 the Company entered into an amended and restated secured promissory note with Barrick that provides the Company with an option to prepay the promissory note in full for $100 million on or before December 3, 2026. Absent a prepayment of the promissory note in 2026, at the current interest rate of 8.75%, interest on the note in fiscal year 2026 will total approximately $14.9 million.

Cash flows

During fiscal 2025, cash equivalents increased by $67.9 million primarily due to $270.8 million in proceeds from a public equity offering and concurrent private placement, net of $11.2 million of issuance costs and $54.0 million in net redemptions of term deposits partially offset by $210.1 million paid to complete the Donlin Gold Transaction, $22.5 million in Donlin Gold funding and corporate general and administrative costs.

Cash used in operating activities during fiscal 2025 was $1.4 million higher than the comparative prior year period. Cash used in investing activities during fiscal 2025 increased by $186.9 million from the comparative prior year period primarily due to $210.1 million paid to complete the Donlin Gold Transaction and $10.0 million in incremental Donlin Gold funding partially offset by $33.0 million in net redemptions of term deposits. Funding of Donlin Gold was higher in fiscal 2025 due to increased site activity than the comparative prior year period when field work activities were minimal and due to the Company’s 10% increased Donlin Gold funding obligation starting in the third quarter.

Cash generated from financing activities increased by $259.7 million primarily due to $243.8 million in proceeds from a May 2025 public equity offering and concurrent private placement, net of $9.7 million of issuance costs and $26.9 million in proceeds from the exercise of an underwriter’s overallotment option on the May 2025 equity offering, net of $1.4 million of issuance costs. The PSU awards that matured and vested in December 2024 at 25% of the grant amount were settled with the issuance of net common shares. The issuance of common shares in lieu of a cash payout represents a non-cash financing activity.

Outstanding share data

As of January 16, 2026, the Company had 406,994,531 common shares issued and outstanding. Also, as of January 16, 2026, the Company had: i) a total of 25,500,000 warrants outstanding with an exercise price of $3.00 per share; ii) a total of 9,504,633 stock options outstanding; 8,237,633 with a weighted-average exercise price of $5.36 per share and the remaining 1,267,000 of those stock options with a weighted-average exercise price of C$6.97 per share; and iii) 1,578,800 PSUs; and iv) 315,953 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 37,688,786 common shares.

NOVAGOLD RESOURCES INC.

Related party transactions

The Company provided management and administrative services to Donlin Gold for $1.2 million in 2025 ($0.7 million in 2024). As of November 30, 2025, the Company had accounts receivable from Donlin Gold of $1.0 million (November 30, 2024: $0.2 million) included in Other current assets. Subsequent to November 30, 2025, the accounts receivable balance has been fully settled.

As consideration for providing a backstop commitment to the Company on April 22, 2025, NOVAGOLD issued Backstop Warrants (Note 11) to three institutional investors, one of which was Electrum. The Backstop Warrants have an estimated aggregate fair value of $39.6 million. Electrum received 6,375,000 Backstop Warrants having a fair value of approximately $9.9 million. Dr. Thomas Kaplan, NOVAGOLD’s Chairman of the Board, is the Chairman and Chief Executive Officer of The Electrum Group LLC, an affiliate of Electrum. Electrum is the largest shareholder of NOVAGOLD.

Additionally, Electrum was one of two institutional investors who participated in a private placement that closed concurrent with the May 2025 public equity offering at the same price as the public equity offering. Electrum purchased 13,333,334 shares of NOVAGOLD in the private placement.

Critical Accounting Policies

We believe the following accounting policies are critical to our financial statements due to the degree of uncertainty regarding the judgements or assumptions involved and/or the magnitude of the asset, liability, or expense being reported.

Contingent note receivable

A portion of the consideration from the Company’s 2018 sale of Galore Creek to a subsidiary of Newmont Corporation (“Newmont”) included a $75,000 note receivable, contingent upon the approval of a Galore Creek project construction plan by the owner(s) (see Note 4 to the financial statements). The Company has not assigned a value to the contingent note receivable as management determined that the approval of the Galore Creek project construction was not probable as of the closing of the Galore Creek sale or in subsequent periods. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. The Company identified Donlin Gold as a Variable Interest Entity (“VIE”) as it is dependent on funding from its owners. Historically, all funding, ownership, voting rights, and power was shared equally on a 50/50 basis between the owners of the VIE. On June 3, 2025, the Company increased its ownership interest in Donlin Gold to 60% (see Note 5 to the financial statements) resulting in the funding and ownership being shared on a 60/40 basis between the Company and its new Donlin Gold partner. However, the power to exercise control and direct the activities of Donlin Gold continues to be shared equally on a 50/50 basis between the Company and its new Donlin Gold partner. As such, the Company has determined it continues to not be the primary beneficiary of the VIE.

The Company’s maximum exposure to loss is its investment in Donlin Gold of $213.2 million as of November 30, 2025. The Company reviews and evaluates its investment in the Donlin Gold project for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of an investment in an affiliate include a significant decrease in long-term expected gold price, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims, or a change in the development plan or strategy for the project. Management reviewed potential impairment indicators and determined that there were none as of November 30, 2025.

Share-based compensation

We grant share-based compensation awards in exchange for employee services, including a stock option plan and a performance share unit (“PSU”) plan. The fair value of awards granted under the plans are recognized in the Consolidated Statements of Loss over the related service period. The fair values of stock options are estimated at the time of each grant using a Black‐Scholes option pricing model, and the fair values of PSUs are measured at each grant date using a Monte Carlo valuation model. The fair value estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option and PSU grants, estimates of forfeitures, the Company’s performance, and the Company’s performance in relation to its peers.

NOVAGOLD RESOURCES INC.

We grant members of the Board deferred share units (“DSUs”) whereby each DSU entitles the directors to receive one common share of the Company or the market value thereof in cash, at the Company’s option, when they retire from service with the Company. The fair value of the DSUs is measured at the date of the grant in amounts ranging from 50% to 100% of directors’ annual retainers at the election of the directors. The fair value is recognized in the Consolidated Statements of Loss at the time of grant over the related service period.

In 2025, we incurred $6.7 million in share-based compensation costs, a decrease of $0.5 million from the prior year primarily due to the timing of share-based compensation issuance and the forfeiture of options and performance share units following the departure of certain employees during the prior year.

During 2025, we had 408,400 PSU awards that vested at 25% of the grant amount and 79,065 DSU awards that vested and were settled with the issuance of common shares. As of November 30, 2025, we had $4.4 million of unrecognized compensation cost related to 5,308,654 non-vested stock options expected to be expensed and vest over a period of approximately 2.7 years. Also, as of November 30, 2025, we had 2,074,300 non-vested PSU awards outstanding of which 495,500 were fully expensed and vested in December 2025 without meeting the performance payout criteria. The remaining 1,578,800 non-vested PSU awards with $4.0 million of unrecognized compensation cost will be expensed over a period of approximately 2.4 years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, and term deposit investments. All term deposits are held at two Canadian chartered banks and one large U.S. bank with investment grade credit ratings and maturities of less than one year.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of November 30, 2025, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.7 million in the interest accrued on the promissory note per annum.

NOVAGOLD RESOURCES INC.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NOVAGOLD RESOURCES INC.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NOVAGOLD RESOURCES INC. and its subsidiaries (the Company) as of November 30, 2025 and 2024, and the related consolidated statements of loss and comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended November 30, 2025, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Recognition of the contingent note receivable

As described in Notes 2 and 4 to the consolidated financial statements, on July 27, 2018, the Company sold its interest in the Galore Creek project (the sale). As part of the consideration for the sale, the Company received a $75 million note (the contingent note receivable), which is contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that Galore Creek project construction approval was not probable as at the closing of the Galore Creek sale or in subsequent periods. Management’s assessment did not change as of November 30, 2025. The contingent note will be recognized when, in management’s judgment, it is probable that the payment will occur, and that the amount recorded will not reverse in future periods.

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

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada January 21, 2026

We have served as the Company’s auditor since 1984.

NOVAGOLD RESOURCES INC. CONSOLIDATED BALANCE SHEETS (U.S. dollars in thousands)

	As of November 30,
	2025	2024
ASSETS
Cash and cash equivalents	$110,143	$42,224
Term deposits	5,000	59,000
Other assets (Note 6)	2,344	1,530
Current assets	117,487	102,754
Investment in Donlin Gold (Note 5)	213,202	2,597
Other assets (Note 6)	5,224	4,402
	$335,913	$109,753

LIABILITIES
Accounts payable and accrued liabilities	$1,981	$1,371
Accrued payroll and related benefits	2,656	2,482
Income taxes payable	—	220
Other liabilities (Note 9)	301	413
Current liabilities	4,938	4,486
Promissory note (Note 7)	166,296	151,522
Other liabilities (Note 9)	885	1,161
	172,119	157,169

EQUITY (DEFICIT)
Common shares
Authorized – 1,000 million shares, no par value
Issued and outstanding – 406.9 and 334.6 million shares, respectively	2,251,741	1,989,245
Contributed surplus	136,690	93,377
Accumulated deficit	(2,199,591)	(2,104,932)
Accumulated other comprehensive loss	(25,046)	(25,106)
	163,794	(47,416)
	$335,913	$109,753

Commitments and contingencies (Notes 7, 8 and 9)

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Gregory A. Lang                  /s/ Hume Kyle

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except per share amounts)

	Years ended November 30,
	2025	2024	2023
Operating expenses:
General and administrative (Note 13)	$25,378	$24,936	$21,783
Equity loss – Donlin Gold (Note 5)	21,912	12,921	18,529
	47,290	37,857	40,312

Loss from operations	(47,290)	(37,857)	(40,312)

Other (expense) income:
Warrant expense (Note 11)	(39,607)	—	—
Interest expense – promissory note (Note 7)	(14,774)	(14,774)	(13,063)
Interest and dividend income	5,114	5,378	5,791
Accretion of notes receivable (Note 4)	—	—	579
Remediation expense	—	(339)	(541)
Other income, net (Note 15)	1,898	2,695	782
Loss before income taxes	(94,659)	(44,897)	(46,764)
Income tax recovery (expense) (Note 16)	—	(724)	(39)
Net loss	(94,659)	(45,621)	(46,803)

Other comprehensive income (loss):
Foreign currency translation adjustments	60	(635)	(54)

Comprehensive loss	$(94,599)	$(46,256)	$(46,857)

Net loss per common share – basic and diluted	$(0.25)	$(0.14)	$(0.14)

Weighted average shares outstanding
Basic and diluted (thousands)	374,702	334,458	334,057

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2025	2024	2023
Operating activities:
Net loss	$(94,659)	$(45,621)	$(46,803)
Adjustments:
Equity loss – Donlin Gold	21,912	12,921	18,529
Share-based compensation	6,696	7,237	8,731
Warrant Expense (Note 11)	39,607	—	—
Remediation expense	—	339	541
Accretion of notes receivable	—	—	(579)
Interest expense on promissory note	14,774	14,774	13,063
Gain on sale of mineral property	—	(743)	(556)
Change in fair value of marketable securities	(2,011)	(1,436)	(269)
Foreign exchange (gain) loss	132	(516)	43
Other operating adjustments	20	35	49
Change in operating assets and liabilities
Other assets	(842)	(100)	694
Accounts payable and accrued liabilities	610	708	(62)
Accrued payroll and related benefits	173	(309)	268
Income taxes payable	(220)	226	—
Remediation liability	(220)	(157)	(1,435)
Net cash used in operating activities	(14,028)	(12,642)	(7,786)

Investing activities:
Proceeds from term deposits	59,000	140,000	148,000
Purchases of term deposits	(5,000)	(119,000)	(166,000)
Funding of Donlin Gold	(22,467)	(12,447)	(17,752)
Investment in Donlin Gold (Note 5)	(210,050)	—	—
Proceeds from notes receivable	—	—	25,000
Proceeds from disposal of equity securities (Note 15)	952	59	—
Proceeds from sale of mineral property (Note 4)	—	743	556
Other	—	—	(132)
Net cash provided by (used in) investing activities	(177,565)	9,355	(10,328)

Financing activities:
Equity issuances (Note 11)	270,754	—	—
Equity issuance costs (Note 11)	(11,168)	—	—
Withholding tax on share-based compensation	(81)	(174)	—
Net cash provided by (used in) financing activities	259,505	(174)	—

Effect of exchange rate changes on cash and cash equivalents	7	(64)	(19)
Net change in cash and cash equivalents	67,919	(3,525)	(18,133)
Cash and cash equivalents at beginning of year	42,224	45,749	63,882
Cash and cash equivalents at end of year	$110,143	$42,224	$45,749

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(U.S. dollars and shares in thousands)

	Common shares		Contributed	Accumulated		Total equity
	Shares	Amount	surplus	deficit	AOCL*	(deficit)

November 30, 2022	333,753	$1,983,962	$82,866	$(2,012,508)	$(24,417)	$29,903
Share-based compensation	—	—	8,731	—	—	8,731
Deferred share units (DSUs) settled in shares	48	246	(246)	—	—	—
Stock options exercised	446	2,730	(2,730)	—	—	—
Net loss	—	—	—	(46,803)	—	(46,803)
Other comprehensive loss	—	—	—	—	(54)	(54)
November 30, 2023	334,247	$1,986,938	$88,621	$(2,059,311)	$(24,471)	$(8,223)

Share-based compensation	—	—	7,237	—	—	7,237
Performance share units (PSUs) settled in shares	149	800	(800)	—	—	—
DSUs settled in shares	47	224	(224)	—	—	—
Stock options exercised	124	1,283	(1,283)	—	—	—
Withholding tax on PSUs	—	—	(174)	—	—	(174)
Net loss	—	—	—	(45,621)	—	(45,621)
Other comprehensive loss	—	—	—	—	(635)	(635)
November 30, 2024	334,567	$1,989,245	$93,377	$(2,104,932)	$(25,106)	$(47,416)

Share-based compensation	—	—	6,697	—	—	6,697
Equity offerings, net (Note 11)	72,201	259,586	—	—	—	259,586
PSUs settled in shares	79	2,130	(2,130)	—	—	—
DSUs settled in shares	79	377	(377)	—	—	—
Stock options exercised	6	403	(403)	—	—	—
Withholding tax on PSUs	—	—	(81)	—	—	(81)
Warrants (Note 11)	—	—	39,607	—	—	39,607
Net loss	—	—	—	(94,659)	—	(94,659)
Other comprehensive income	—	—	—	—	60	60
November 30, 2025	406,932	$2,251,741	$136,690	$(2,199,591)	$(25,046)	$163,794

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these consolidated financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 1 – THE COMPANY

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. The Company’s principal asset is a 60% interest in the Donlin Gold project in Alaska, USA. The Company has no realized revenues from its principal asset. The Donlin Gold project is owned and operated by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned by wholly-owned subsidiaries of NOVAGOLD and Donlin Gold Holdings LLC, a subsidiary of Paulson Advantage Plus Master Ltd. and Paulson Partners LP (together, “Paulson”). Prior to June 3, 2025, Donlin Gold was owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Mining Corporation (“Barrick”). See Note 5 regarding changes to Donlin Gold ownership on June 3, 2025.

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

The Consolidated Financial Statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of the Company’s Consolidated Financial Statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from the amounts recorded in these Consolidated Financial Statements.

The functional currency of the Company is the U.S. dollar. Prior to April 22, 2025, the functional currency of NOVAGOLD RESOURCES INC., the parent company, was the Canadian dollar. Management reassessed the functional currency of the parent company, NOVAGOLD RESOURCES INC., and determined that as of April 22, 2025, given the increasing prevalence of U.S. dollar denominated activities and financing transactions, its functional currency changed from the Canadian dollar to the U.S. dollar. Prior to April 22, 2025, the effects of translating the Company’s Canadian operations from the Canadian dollar to the U.S. dollar were recorded in Other comprehensive income (loss) and Accumulated other comprehensive loss. The change in functional currency was accounted for prospectively from April 22, 2025, and prior period consolidated financial statements were not restated. Previously recorded cumulative translation adjustments were not reversed.

References in these Consolidated Financial Statements and Notes to $ refer to United States (U.S.) dollars and C$ to Canadian dollars. Dollar amounts are in thousands, except for per share amounts.

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with original maturities of three months or less. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes.

Term deposits

The Company’s term deposits are classified as held to maturity and recorded at cost. Term deposits are held at Chartered Canadian banks and U.S. banks with investment grade credit ratings and original maturities of 12 months or less. The term deposits are not traded in an active market.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Contingent note receivable

A portion of the consideration from the Company’s 2018 sale of Galore Creek to a subsidiary of Newmont Corporation (“Newmont”) included a $75,000 note receivable, contingent upon the approval of a Galore Creek project construction plan by the owner(s). The Company has not assigned a value to the contingent note receivable as management determined that the approval of the Galore Creek project construction was not probable as of the closing of the Galore Creek sale or in subsequent periods. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. The Company identified Donlin Gold as a Variable Interest Entity (“VIE”) as it is dependent on funding from its owners. Historically, all funding, ownership, voting rights, and power was shared equally on a 50/50 basis between the owners of the VIE. On June 3, 2025, the Company increased its ownership interest in Donlin Gold to 60% (Note 5) resulting in the funding and ownership being shared on a 60/40 basis between the Company and its new Donlin Gold partner. However, the power to exercise control and direct the activities of Donlin Gold continues to be shared equally on a 50/50 basis between the Company and its new Donlin Gold partner. As such, the Company has determined it continues to not be the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its equity investment in Donlin Gold.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Net income (loss) per common share

Basic and diluted income (loss) per share are presented for Net income (loss). Basic income (loss) per share is computed by dividing Net income (loss) by the weighted-average number of outstanding common shares for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. For periods where NOVAGOLD records a loss, the Company calculates diluted loss per share using the basic weighted average number of shares. If the diluted weighted average number of shares were used, the result would be a reduction in the loss, which would be anti-dilutive.

Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules

Updates to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods. The Company adopted this standard during the fourth quarter of fiscal 2025 with no material impact to its consolidated financial statements. See Note 3 – Segment Information for disclosures related to ASU 2023-07.

Updates to Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

Updates to Expense Disclosure

In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosures of relevant income statement expenses to improve financial reporting by enhancing transparency in the notes to the financial statements, specifically regarding expense categories. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2028, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. At present, the Company operates a single reportable segment. The chief operating decision-maker (“CODM”), who is responsible for allocating resources and assessing the performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer evaluates the Company’s performance based on the overall results of the Company, including the performance of its investment in the Donlin Gold project (Note 5). The Company uses a single U.S. GAAP-consistent measure of segment profit or loss with no reconciling items or measurement differences. Management has concluded that consolidated net income (loss) is the appropriate measure of segment profit or loss. The CODM does not regularly receive or review discrete segment-level expense categories separate from those presented in the consolidated statements of operations. Accordingly, no significant segment expenses are separately disclosed, as all expenses are included within the consolidated statements of loss.

NOTE 4 – NOTES RECEIVABLE

Changes in the Company’s Notes receivable are summarized as follows:

	Years ended November 30,
	2025	2024	2023
Balance – beginning of year	$—	$—	$24,421
Accretion of notes receivable	—	—	579
Payment received	—	—	(25,000)
Balance – end of year	$—	$—	$—

Galore Creek

On July 27, 2018, the Company sold its interest in the Galore Creek project to a subsidiary of Newmont for cash proceeds of $100,000, a $75,000 note due upon the earlier of the completion of a Galore Creek pre-feasibility study or July 27, 2021, a $25,000 note due upon the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a contingent note for $75,000 due upon approval of a Galore Creek project construction plan by the owner(s). The Company received from Newmont $75,000 on July 27, 2021, and $25,000 on July 27, 2023.

No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of November 30, 2025. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

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

NOTE 5 – INVESTMENT IN DONLIN GOLD

On June 3, 2025, the Company closed on a membership interest purchase agreement among Paulson, Barrick Gold U.S. Inc., Barrick (together, the “Barrick Parties”), Donlin Gold Holdings LLC (a subsidiary of Paulson), and NOVAGOLD Resources Alaska, Inc. (“NGRA”), a subsidiary of the Company, whereby the Barrick Parties sold their 50% interest in Donlin Gold to Donlin Gold Holdings LLC and NGRA, for $1,000,000 (the “Donlin Gold Transaction”). In accordance with the agreement, NGRA acquired an additional 10% interest in Donlin Gold for $200,000 and Donlin Gold Holdings LLC acquired a 40% interest in Donlin Gold for $800,000.

As part of the consideration paid for the additional 10% interest, NGRA paid an additional working capital adjustment of $980 to the Barrick Parties and incurred transaction costs of $9,070. The consideration, working capital adjustment and transaction costs were capitalized and included in the Company’s Investment in Donlin Gold.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Years ended November 30,
	2025	2024	2023
Balance – beginning of year	$2,597	$3,071	$3,848
Acquisition of additional 10% interest in Donlin Gold	210,050
Share of losses:
Mineral property expenditures	(21,385)	(12,351)	(17,918)
Depreciation	(483)	(530)	(571)
Accretion	(44)	(40)	(40)
	188,138	(12,921)	(18,529)
Funding	22,467	12,447	17,752
Balance – end of year	$213,202	$2,597	$3,071

The following amounts represent the Company’s 60% share of the assets and liabilities of Donlin Gold following the Donlin Gold Transaction on June 3, 2025. Subsequent to the completion of the Donlin Gold Transaction, the carrying value of the Company’s investment in Donlin Gold exceeded the net assets of Donlin Gold due to the capitalization of the consideration paid to acquire an additional 10% interest of Donlin Gold and transaction costs of $9,070. Prior to June 3, 2025, the Company held a 50% economic interest in Donlin Gold and the carrying value of the Company’s investment in Donlin Gold was less than the net assets of Donlin Gold as Donlin Gold capitalized Barrick’s initial contribution of the Donlin Gold property at inception as Non-current assets: Mineral property with a cost basis of $64,000 while the Company’s initial contribution to Donlin Gold consisted of historical exploration which NOVAGOLD previously expensed.

	As of November 30,
	2025	2024
Economic interest of Donlin Gold held	60%	50%
Share of assets and liabilities of Donlin Gold held
Current assets: Cash, prepaid expenses, and other receivables	$5,591	$3,745
Non-current assets: Right-of-use assets, property and equipment	1,295	965
Non-current assets: Mineral property	39,185	32,654
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(2,688)	(1,947)
Non-current liabilities: Reclamation and lease obligations	(1,032)	(820)
Net assets	$42,351	$34,597

NOTE 6 – OTHER ASSETS

	As of November 30,
	2025	2024
Other current assets:
Accounts receivable	$62	$22
Interest receivable	201	89
Receivable from Donlin Gold	1,044	212
Prepaid expenses	1,037	1,207
	$2,344	$1,530

Other long-term assets:
Marketable equity securities	$4,406	$3,387
Right-of-use assets	722	896
Office equipment	96	119
	$5,224	$4,402

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $166,296, comprising $158,916 in principal, and $7,380 in accrued interest at U.S. prime plus 2%, compounded semi-annually. The original promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of distributed processed products, cash and other assets, and payments of 5% of certain net proceeds specified in the promissory note. The carrying value of the promissory note approximates fair value.

Concurrently with the announcement of the Donlin Gold Transaction on April 22, 2025, the Company entered into a prepayment option agreement with Barrick, which provided the Company with an option to prepay the promissory note in full for $90,000 prior to the closing of the Donlin Gold Transaction. As the prepayment option was not exercised prior to the closing date, the prepayment option agreement expired on June 3, 2025. Concurrent with the closing of the Donlin Gold Transaction on June 3, 2025, the Company entered into an amended and restated secured promissory note with Barrick that provides the Company with the option to prepay the promissory note in full for $100,000 on or before December 3, 2026. In addition, the security package was modified in order to exclude any property held by Donlin Gold or the membership interest in Donlin Gold held by NGRA; however, it remains secured by NGRA’s right, title and interest to proceeds from Donlin Gold. All other terms of the promissory note remain the same.

Changes in the Company’s Promissory Note is summarized as follows:

	Years ended November 30,
	2025	2024	2023
Balance – beginning of year	$151,522	$136,748	$123,685
Interest expense on promissory note	14,774	14,774	13,063
Balance – end of year	$166,296	$151,522	$136,748

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

Lease expenses are included in General and administrative expense – Office expense on the Consolidated Statements of Loss and include the following components:

	Years ended November 30,
	2025	2024	2023
Operating lease cost	$222	$225	$232
Variable lease cost	104	135	121
Short-term lease cost	5	6	5
	$331	$366	$358

Future minimum lease payments under non-cancellable operating leases as of November 30, 2025, were as follows:

2026	$215
2027	226
2028	247
2029	141
2030	14
Thereafter	—
Total future minimum lease payments	843
Less: imputed interest	(81)
$762

Other information regarding leases includes the following:

	Years ended November 30,
	2025	2024	2023
Cash paid for operating leases	$216	$232	$193
Variable lease cost	104	135	121
Short-term lease cost	5	6	5
	$325	$373	$319

ROU assets obtained in exchange for lease liabilities	$—	$—	$—
Weighted average:
Remaining lease term (years) – operating leases	3.6	4.6	4.8
Discount rate – operating leases	5.6%	6.7%	5.9%

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 9 – OTHER LIABILITIES

	As of November 30,
	2025	2024
Other current liabilities:
Remediation liabilities	$124	$244
Lease obligations	177	169
	$301	$413

Other long-term liabilities:
Remediation liabilities	$300	$400
Lease obligations	585	761
	$885	$1,161

NOTE 10 – SHARE CAPITAL

Common shares

The Company is authorized to issue 1,000,000,000 common shares without par value, of which 406,932,104 were issued and outstanding as of November 30, 2025, and 334,567,187 were issued and outstanding as of November 30, 2024.

Preferred shares

Pursuant to the Company’s Notice of Articles filed under the Business Corporations Act (British Columbia), the Company is authorized to issue 10,000,000 preferred shares without par value. The authorized but unissued preferred shares may be issued in designated series from time to time by one or more resolutions adopted by the directors. The directors have the authority to determine the preferences, limitations, and relative rights of each series of preferred shares. As of November 30, 2025 and 2024, no preferred shares were issued or outstanding.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 11 – EQUITY TRANSACTIONS

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

Warrants

Concurrent with the Donlin Gold Transaction announced on April 22, 2025, the Company entered into a backstop commitment agreement with certain institutional investors, pursuant to which the investors committed to purchase up to $170,000 of the Company’s common shares to partially fund the $200,000 payment to the Barrick Parties under the Donlin Gold Transaction discussed in Note 5. As consideration for providing this commitment, and independent of whether the backstop was ultimately exercised, the Company issued 25,500,000 warrants to the investors enabling them to purchase common shares of NOVAGOLD for an exercise price of $3.00 per share (“Backstop Warrants”). The Backstop Warrants contain a “cashless exercise” feature, such that, in lieu of making a cash payment to NOVAGOLD upon the exercise of the Backstop Warrant, the warrant holder may elect instead to receive upon such exercise (either in whole or in part) the net number of common shares equivalent to the Backstop Warrants’ intrinsic value, as determined according to the formula set forth in the Backstop Warrants. The Backstop Warrants expire in April 2030 and contain customary anti-dilution provisions. All of the Backstop Warrants remained outstanding at November 30, 2025.

As discussed above, the Company subsequently completed the May 2025 Offering and the backstop commitment expired unexercised in May 2025. The Company determined the Backstop Warrants met the conditions for equity classification in accordance with U.S. GAAP and were included as a component of shareholders’ equity (deficit).

The Company estimated the fair value of the Backstop Warrants using the Black-Scholes option pricing model on the grant date. Key inputs included a 5-year term, an exercise price of $3.00 per share, a risk-free interest rate of 3.97%, and an expected volatility of 51.20%, based on the Company’s 5-year historical stock price. Based on these assumptions, the estimated fair value was $1.55 per warrant, resulting in a total fair value of $39,607. As the Backstop Warrants were not a direct offering cost associated with the May 2025 Offering, the $39,607 was recorded as a non-cash expense in the second quarter of 2025 and included in warrant expense in the consolidated statement of operations. The expense is also presented as a non-cash financing activity in the supplemental disclosures to the consolidated statement of cash flows (Note 18).

NOTE 12 – FAIR VALUE ACCOUNTING

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, marketable securities, accounts payable and accrued liabilities, and promissory note. The fair value of the promissory note approximates its carrying value based on accrued interest at U.S. prime plus 2% and is payable from 85% of distributed processed products, cash and other assets, and payments of 5% of certain net proceeds specified in the promissory note. The fair values of the Company’s other financial instruments approximate their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable securities was $4,406 as of November 30, 2025 ($3,387 as of November 30, 2024), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 13 – GENERAL AND ADMINISTRATIVE EXPENSE

	Years ended November 30,
	2025	2024	2023
Share-based compensation (Note 14)	$6,696	$7,237	$8,731
Salaries and benefits	7,967	7,958	7,009
Professional fees	6,179	5,279	1,647
Office expense	3,280	3,205	3,302
Corporate communications and regulatory	1,234	1,235	1,084
Depreciation	22	22	10
	$25,378	$24,936	$21,783

NOTE 14 – SHARE-BASED COMPENSATION

Share incentive awards include a stock option plan for directors, executives, employees and eligible consultants, a PSU plan for executives, employees, and eligible consultants and a DSU plan for non-executive directors of the Company. As of November 30, 2025, 36,785,540 common shares were available for future share incentive plan awards under all three plans.

The following table shows the recognized share-based compensation expense, a component of General and Administrative Expense (Note 13), by award type:

	Years ended November 30,
	2025	2024	2023
Stock options	$3,767	$4,236	$4,594
Performance share unit plan	2,651	2,727	3,910
Deferred share unit plan	278	274	227
	$6,696	$7,237	$8,731

Stock options

Stock options granted under the Company’s share-based incentive plans generally expire five years after the date of grant and vest in one-third annual increments beginning on the first-year anniversary of the date of grant. The value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected term of the option award and share price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. The expected volatility is based on the historical volatility of the Company’s shares at the date of grant over the same length of term. These estimates involve inherent uncertainties and the application of management’s judgment.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

A summary of stock options outstanding and activity during the year ended November 30, 2025 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2024	8,849,535	$6.12
Granted	3,088,700	4.40
Exercised	(86,967)	9.60
Expired	(2,032,735)	7.27
Forfeited	(154,766)	4.48
November 30, 2025	9,663,767	$5.32	2.74	$47,063
Vested and exercisable as of November 30, 2025	4,355,113	$6.41	1.55	$16,484

The following table summarizes key stock option valuation inputs:

	Years ended November 30,
	2025	2024	2023
Weighted-average assumptions used to value stock option awards:
Expected volatility	52.9%	48.7%	48.4%
Risk-free interest rate	3.64%	4.29%	3.85%
Expected forfeiture rate	3.3%	3.0%	2.8%
Expected dividend rate	—%	—%	—%
Expected term of options (years)	4	4	4
Weighted-average grant-date fair value	$1.96	$1.76	$2.40
Intrinsic value of options exercised	$51	$471	$2,339
Cash received from options exercised	$—	$—	$—

As of November 30, 2025, the Company had $4,350 of unrecognized compensation cost related to 5,308,654 non-vested stock options expected to be expensed and vest over a period of approximately 2.7 years.

Performance share units

The Company has a PSU plan that provides for the issuance of PSUs in amounts as approved by the Company’s Compensation Committee. Each PSU award entitles the participant to receive one common share of the Company at the end of a specified period. The Compensation Committee may adjust the number of common shares for the achievement of certain performance and vesting criteria established at the time of grant. The actual performance against each of these criteria generates a multiplier that varies from 0% to 150%. Thus, the common shares that may be issued varies between 0% and 150% of the number of PSUs granted, reduced by the amounts granted to participants no longer with the Company on the vesting date.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

A summary of PSU awards outstanding and activity during the year ended November 30, 2025 are as follows:

	Number of PSU awards	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2024	1,633,500	$5.32
Vested and paid out/released	(102,100)	6.70
Performance adjustment	(306,300)	6.70
Granted	849,200	4.35
November 30, 2025	2,074,300	$4.65	$18,407

The following table summarizes key PSU valuation inputs:

	Years ended November 30,
	2025	2024	2023
Weighted-average assumptions used to value PSU awards:
Expected volatility of Company shares	54.8%	42.5%	53.9%
Expected volatility of TSX index	29.7%	29.2%	37.5%
Expected correlation between Company shares and TSX	63.2%	78.3%	80.6%
Canadian risk-free interest rate	2.60%	4.22%	3.52%
Expected term of PSUs (years)	3	3	3
Number of PSUs granted	849,200	886,800	605,500
Weighted-average grant-date fair value	$4.41	$4.20	$5.77

As of November 30, 2025, the Company had 2,074,300 non-vested PSU awards outstanding of which 495,500 were fully expensed and vested in December 2025 without meeting the performance payout criteria. The remaining 1,578,800 non-vested PSU awards with $4,012 of unrecognized compensation cost will be expensed over a period of approximately 2.4 years.

The following table summarizes other PSU-related vesting information:

	Years ended November 30,
	2025	2024	2023
Performance multiplier on PSUs vested	25%	100%	—%
Common shares issued	79,384	149,559	—
Total fair value of common shares issued	$2,129	$800	$—
Withholding tax paid on PSUs vested	$609	$174	$—

Deferred share units

The Company has a DSU plan that provides for the issuance of DSUs in amounts where the directors receive half of their annual retainer in DSUs and have the option to elect to receive all or a portion of the other half of their annual retainer in DSUs. Each DSU entitles the directors to receive one common share or the market value thereof in cash, at the Company’s option, when they retire from the Company. The Company granted 72,595, 76,781, and 43,658 DSUs to directors with a weighted-average grant day fair value of $3.84, $4.62, and $5.04 per DSU during 2025, 2024, and 2023, respectively. The Company issued 79,065, 46,405, and 48,446 common shares under the DSU plan to directors that retired from the Company in 2025, 2024, and 2023, respectively. As of November 30, 2025, there were 308,245 DSUs outstanding.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

NOTE 15– OTHER INCOME (EXPENSE), NET

	Years ended November 30,
	2025	2024	2023
Gain on sale of mineral property	$—	$743	$556
Fuel tax credit	19	—	—
Change in fair market value of marketable securities	2,011	1,436	269
Foreign exchange gain (loss)	(132)	516	(43)
	$1,898	$2,695	$782

In January 2024, the Company received $743 for a note receivable from the sale of its interest in a mining project (Note 4), which the Company had previously written off.

NOTE 16 – INCOME TAXES

The Company’s combined federal and provincial statutory tax rate is 27% and is expected to remain unchanged until at least 2026.

The Company’s Income tax expense (recovery) consisted of:

	Years ended November 30,
	2025	2024	2023
Current:
Canada	$—	$—	$—
Foreign	—	724	39
	—	724	39
Deferred:
Canada	—	—	—
Foreign	—	—	—
	—	—	—
Income tax (recovery) expense	$—	$724	$39

The Company’s Loss before income taxes consisted of:

	Years ended November 30,
	2025	2024	2023
Canada	$(59,391)	$289	$(18,213)
Foreign	(35,268)	(45,186)	(28,551)
	$(94,659)	$(44,897)	$(46,764)

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

The Company’s Income tax (recovery) expense differed from the amounts computed by applying the Canadian statutory corporate income tax rates for the following reasons:

		Years ended November 30,
		2025		2024		2023
Loss before income taxes		$(94,659)		$(44,897)		$(46,764)
Federal Income Tax Rate		15.00%		15.00%		15.00%
British Columbia Income Tax Rate		12.00%		12.00%		12.00%
Statutory income tax rate		27.00%		27.00%		27.00%

Combined federal and provincial statutory tax rate	27.0%	(25,558)	27.0%	(12,122)	27.0%	(12,626)
Reconciling items:
Non-deductible expenditures	-13.5%	12,806	-4.9%	2,207	-5.9%	2,767
Foreign accrual property income	-1.6%	1,539	-3.8%	1,715	-3.6%	1,682
Effect of different statutory tax rates on earnings or losses of subsidiaries	0.5%	(503)	0.8%	(359)	0.9%	(407)
Withholding taxes	—	—	-0.2%	99	—	—
Change in valuation allowance on deferred tax assets	-15.5%	14,686	-20.4%	9,144	-18.5%	8,623
Share issuance costs	3.1%	(2,968)	—	—	—	—
Other	0.0%	(2)	-0.1%	40	—	—
Income tax (recovery) expense	0.0%	$—	-1.6%	$724	-0.1%	$39

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	As of November 30,
	2025	2024
Deferred tax income assets:
Net operating loss carry forwards	$209,567	$200,693
Capital loss carry forwards	46,632	46,528
Mineral properties	606	605
Intangible assets	449	448
Property and equipment	11	183
Share issuance costs	2,380	—
Investment in affiliates	51,944	48,486
Unpaid interest expense	—	2,105
Unrealized loss on investments	1	56
Asset retirement obligation	121	183
Other	880	970
	312,591	300,257
Valuation allowances	(312,032)	(299,829)
	559	428
Deferred income tax liabilities:
Term Deposits	(120)	—
Capitalized assets and other	(333)	(428)
Available For Sale Investments	(106)	—
	(559)	(428)
Net deferred income tax assets (liabilities)	$—	$—

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Net operating losses available to offset future taxable income are as follows:

Fiscal Year of Expiry	U.S.	Canada
2026	$13,382	$17,290
2027	18,493	1,726
2028	85	—
2029	11,223	11,187
2030	10,916	14,887
2031	16,580	14,816
2032	309,772	18,082
2033	14,529	13,645
2034	15,607	9,817
2035	16,383	8,965
2036	14,764	8,822
2037	14,111	5,866
2038	—	5,978
2039	—	5,419
2040	—	6,454
2041	—	—
2042	—	6,659
2043	—	5,004
2044	—	9,790
2045	—	12,002
Indefinite	113,835	—
	$569,680	$176,409

U.S. net operating losses arising in tax years ending after December 31, 2017 can be carried over to each taxable year following the tax year of loss (indefinitely). The Company has capital loss carry-forwards of approximately $345,420 as of November 30, 2025 (November 30, 2024: $344,655) for Canadian tax purposes. These tax losses are carried forward indefinitely.

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code pursuant to Section 382, which relates to a 50 percent change in ownership over a rolling three-year period and are further dependent upon the Company attaining profitable operations. Ownership changes occurred on January 22, 2009 and December 31, 2012. Accordingly, the Company’s ability to use these losses may be limited or they may expire un-utilized. Losses incurred to date may be further limited if a subsequent change in control occurs.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax asset. Significant pieces of objective negative evidence evaluated include the cumulative loss incurred as of November 30, 2025. Such objective evidence limits the ability to consider other subjective evidence such as management’s projections for future growth. On the basis of this evaluation, as of November 30, 2025, a valuation allowance of $312,032 (November 30, 2024: $299,829), has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. However, the amount of deferred tax asset considered realizable may change if estimates of future taxable income during the carryforward period are positive or if objective negative evidence in the form of cumulative losses is no longer present in which case additional weight may be given to subjective evidence such as management’s projections for growth.

NOVAGOLD RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share)

Uncertain tax position

There were no uncertain tax positions as of November 30, 2025, 2024 and 2023. The Company recognizes interest and penalties related to uncertain tax positions, if any, as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. As of November 30, 2025, 2024 and 2023, there were no accrued interest and penalties related to uncertain tax positions. The Company is subject to income taxes in Canada and the United States. With few exceptions, the tax years that remain subject to examination as of November 30, 2025, are 2021 to 2025 in Canada and 2021 to 2025 in the United States.

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $1,161 in 2025 ($731 in 2024 and $990 in 2023). As of November 30, 2025, the Company has accounts receivable from Donlin Gold of $1,044 (November 30, 2024: $212) included in Other current assets.

As consideration for providing a backstop commitment to the Company on April 22, 2025, NOVAGOLD issued Backstop Warrants (Note 11) to three institutional investors, one of which was Electrum. The Backstop Warrants have an estimated aggregate fair value of $39,607. Electrum received 6,375,000 Backstop Warrants having a fair value of approximately $9,902. Dr. Thomas Kaplan, NOVAGOLD’s Chairman of the Board, is the Chairman and Chief Executive Officer of The Electrum Group LLC, an affiliate of Electrum. Electrum is the largest shareholder of NOVAGOLD.

Additionally, Electrum was one of two institutional investors who participated in a private placement that closed concurrent with the public equity offering at the same price as the public equity offering described in Note 11. Electrum purchased 13,333,334 shares of NOVAGOLD in the private placement for $50,000.

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended November 30,
	2025	2024	2023
Interest and dividends received	$5,114	$5,539	$5,754
Income taxes refunded	$—	$—	$325
Income taxes paid	$223	$645	$75

During the first quarter of 2025, the Company received $952 in cash proceeds and 19,688 shares of Lundin Mining Corporation as consideration for the acquisition of one of the Company’s previously held marketable securities.

As consideration for providing a backstop commitment to the Company on April 22, 2025, NOVAGOLD issued Backstop Warrants (Note 11) to certain institutional investors with an estimated total fair value of $39,607. The Company subsequently completed its May 2025 Offering and the backstop commitment expired unexercised in May 2025. As the Backstop Warrants were not a direct offering cost associated with the May 2025 Offering, the $39,607 was recorded as a non-cash expense in the second quarter of 2025 and included in warrant expense in the consolidated statement of operations. The expense represents a non-cash financing activity.

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

There was no change in our internal control over financial reporting that occurred during the year ended November 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2025.

The effectiveness of our assessment of internal control over financial reporting as of November 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

NOVAGOLD RESOURCES INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors”, “Information Concerning the Board of Directors And Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” is incorporated by reference in this section. Finally, the information in our 2025 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

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

The information appearing in our 2025 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion & Analysis”, “Tabular Disclosure of Executive Compensation”, “Non-Executive Director Compensation” and “Compensation Committee Report” is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing in our 2024 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management And Related Shareholder Matters” is incorporated herein by reference.

Equity Compensation Plan Information as of November 30, 2025

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock Award Plan	9,663,767	(1)	C$6.97/$5.37	(2)	22,890,801	(3)
PSU	2,074,300	(4)	n/a		10,133,663	(5)
DSU	308,245	(6)	n/a		3,761,076	(7)
Equity compensation plans not approved by security holders	—		—		—
Total	12,046,312				36,785,540

NOVAGOLD RESOURCES INC.

(1)	The options issued and outstanding represent approximately 2.37% of the Company’s common shares issued and outstanding as of November 30, 2025.
(2)	Of the 9,663,767 options issued and outstanding, 1,267,000 have a weighted average exercise price of C$6.97 and 8,396,767 have a weighted average exercise price of $5.37.
(3)

The number of options available for future issuance is a number equal to eight percent of the issued and outstanding common shares from time to time, less the number of outstanding options. The 22,890,801 options available for future issuance represent 5.63% of the Company’s issued and outstanding common shares as of November 30, 2025.

(4)

Assumes vesting at 100% of PSU grant amount. PSUs can vest anywhere from 0% to 150% of the PSU grant amount depending upon performance against established quantitative performance criteria. The PSUs issued and outstanding represent approximately 0.51% of the Company’s common shares issued and outstanding as of November 30, 2025.

(5)

The number of PSUs available for future issuance is a number equal to three percent of the issued and outstanding common shares from time to time, less the number of outstanding PSUs. The 10,133,663 PSUs available for future issuance represent 2.49% of the Company’s issued and outstanding common shares as of November 30, 2025.

(6)	The DSUs issued and outstanding represent approximately 0.08% of the Company’s common shares issued and outstanding as of November 30, 2025.
(7)

The number of DSUs available for future issuance is a number equal to one percent of the issued and outstanding common shares from time to time, less the number of outstanding DSUs. The 3,761,076 DSUs available for future issuance represent 0.92% of the Company’s issued and outstanding common shares as of November 30, 2025.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2025 Proxy Statement under the headings “Interest of Informed Persons in Material Transactions”, “Board of Directors” and “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2025 Proxy Statement regarding Audit Fees, Audit Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies and Procedures under the subheading “Appointment of Auditors” is incorporated herein by reference.

NOVAGOLD RESOURCES INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Schedule A – The Financial Statements of Donlin Gold LLC as of November 30, 2025 and 2024 and for the years ended November 30, 2025, 2024 and 2023.

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

NOVAGOLD RESOURCES INC.

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

10.2

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

10.4	NOVAGOLD Resources Inc. 2009 Non-Employee Directors Deferred Share Unit Plan (as amended)
10.5

Employment Agreement between the Registrant and Gregory A. Lang dated January 9, 2012. (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.6

Employment Agreement between the Registrant’s wholly-owned subsidiary, NOVAGOLD Resources Alaska, Inc., and Gregory A. Lang, dated January 9, 2012 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2013, filed with the Securities and Exchange Commission on February 12, 2014)

10.7*

Share Purchase Agreement, dated July 25, 2018, by and among NOVAGOLD RESOURCES INC., Newmont Mining Corporation and Newmont Canada FN Holdings ULC (incorporated by reference to Exhibit 99.3 of the Form 8-K/A, filed with the Securities and Exchange Commission on October 3, 2018)

10.8

Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and Richard A. Williams, dated January 8, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2024, filed with the Securities and Exchange Commission on October 2, 2024)

10.9

Employment Agreement between the Registrant’s wholly-owned subsidiary, NovaGold USA, Inc., and Peter Adamek, dated July 25, 2024 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2024, filed with the Securities and Exchange Commission on October 2, 2024)

10.10

Membership Interest Purchase Agreement among the Company, Barrick Gold U.S. Inc., Barrick Gold Corporation, Paulson Advantage Plus Master Ltd., Paulson Partners LP, Donlin Gold Holdings LLC, and NOVAGOLD Resources Alaska, Inc. dated April 22, 2025 (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2025, filed with the Securities and Exchange Commission on June 25, 2025)

10.11

Form of Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2025, filed with the Securities and Exchange Commission on June 25, 2025)

10.12

Backstop Agreement dated April 22, 2025 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2025, filed with the Securities and Exchange Commission on June 25, 2025)

10.13

Amended and Restated LLC Operating Agreement dated June 3, 2025 among Donlin Gold Holdings LLC, NOVAGOLD Resources Alaska, Inc. and Donlin Gold LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2025, filed with the Securities and Exchange Commission on October 1, 2025)

NOVAGOLD RESOURCES INC.

10.14

Amended and Restated Promissory Note dated June 3, 2025 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2025, filed with the Securities and Exchange Commission on October 1, 2025)

19.1

Registrant’s Insider Trading Policy adopted January 29, 2014, and amended May 18, 2023 (incorporated by reference to Exhibit 19.1 to Registrant’s Annual Report on Form 10-K for the year ended November 30, 2023, filed with the Securities and Exchange Commission on January 24, 2024)

21.1	Subsidiaries of the registrant
23.1	Consents of PricewaterhouseCoopers LLP
23.2	Consent of Wood Group USA Inc.
23.3	Consent of Paul Chilson
23.4	Consent of Geosyntec Consultants International, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	S-K 1300 Technical Report Summary on the Donlin Gold Project, Alaska, USA
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

Date: January 22, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory A. Lang	President, Chief Executive Officer and Director (Principal Executive Officer)	January 22, 2026

/s/ Peter Adamek	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 22, 2026

/s/ Thomas S. Kaplan	Board Chair	January 22, 2026

/s/ Elaine Dorward-King	Director	January 22, 2026

/s/ Ali Erfan	Director	January 22, 2026

/s/ Hume Kyle	Director	January 22, 2026

/s/ Kalidas Madhavpeddi	Director	January 22, 2026

/s/ Kevin McArthur	Director	January 22, 2026

/s/ Daniel Muñiz Quintanilla	Director	January 22, 2026

/s/ Ethan Schutt	Director	January 22, 2026

/s/ Dawn Whittaker	Director	January 22, 2026

Item 15.(a)(2) Schedule A

Report of Independent Auditors

To the Board of Directors of Donlin Gold LLC

Opinion

We have audited the accompanying financial statements of Donlin Gold LLC (the “Company”), which comprise the balance sheets as of November 30, 2025 and November 30, 2024, and the related statements of loss and comprehensive loss, of equity and of cash flows for each of the three years in the period ended November 30, 2025, including the related notes (collectively referred to as the “ financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and November 30, 2024, and the results of its operations and its cash flows for the three years ended November 30, 2025 in accordance with accounting principles generally accepted in the United States of America.

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

/s/PricewaterhouseCoopers LLP

Vancouver, Canada

January 20, 2026

DONLIN GOLD LLC

BALANCE SHEETS

(U.S. dollars in thousands)

	At November 30,
	2025	2024

ASSETS
Cash	$8,117	$6,590
Inventory	315	190
Accounts receivable	302	417
Prepaid expenses	585	293
Current assets	9,319	7,490
Right of use assets (note 3)	404	—
Plant and equipment (note 4)	1,749	1,932
Mineral property (note 5)	65,308	65,308
	$76,780	$74,730

LIABILITIES
Accounts payable and accrued liabilities	$3,001	$3,667
Lease obligations (note 3)	171	—
Due to related parties (note 6)	1,075	228
Current liabilities	4,247	3,895
Lease obligations (note 3)	233	—
Reclamation and remediation (note 7)	1,721	1,640
	6,201	5,535

Commitments and contingencies (notes 3 and 8)

EQUITY
Partners’ contributions	638,915	597,998
Accumulated deficit	(568,336)	(528,803)
	70,579	69,195
	$76,780	$74,730

DONLIN GOLD LLC

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years ended November 30,
	2025	2024	2023

Operating expenses:
Drilling, studies and engineering	$20,706	$7,277	$20,576
General and administrative	7,783	5,993	5,498
Permitting and environmental	3,193	4,745	3,470
Mineral property leases	4,451	3,421	3,234
Community relations	2,435	3,266	3,057
Depreciation	884	1,060	1,143
Accretion	81	80	79
	39,533	25,842	37,057

Loss from operations	$(39,533)	$(25,842)	$(37,057)

DONLIN GOLD LLC

STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years ended November 30,
	2025	2024	2023

Operating activities:
Net loss	$(39,533)	$(25,842)	$(37,057)
Adjustments:
Depreciation	884	1,060	1,143
Other adjustments (Accretion and leases)	81	80	73
Changes in operating assets and liabilities:
Prepaid expenses	(292)	92	(4)
Inventory	(125)	54	88
Accounts receivable	115	(132)	(92)
Accounts payable and accrued liabilities	181	559	(1,225)
Net cash used in operations	(38,689)	(24,129)	(37,074)

Investing activities:
Capital expenditures - plant and equipment	(701)	(82)	(58)
Net cash used in investing	(701)	(82)	(58)

Financing activities:
Partners’ contributions	40,917	24,894	35,504
Net cash provided from financing activities	40,917	24,894	35,504

Increase/(Decrease) in cash during the year	1,527	683	(1,628)
Cash at beginning of year	6,590	5,907	7,535
Cash at end of year	$8,117	$6,590	$5,907

DONLIN GOLD LLC

STATEMENTS OF EQUITY

(U.S. dollars in thousands)

	Barrick contributions	Paulson contributions	NOVAGOLD contributions[1]	Accumulated deficit	Total equity

December 1, 2022	$268,800	$—	$268,800	$(465,904)	$71,696

Partners’ cash contribution	17,752	—	17,752	—	35,504
Net loss	—	—	—	(37,057)	(37,057)
November 30, 2023	$286,552	$—	$286,552	$(502,961)	$70,143

Partners’ cash contribution	12,447	—	12,447	—	24,894
Net loss	—	—	—	(25,842)	(25,842)
November 30, 2024	$298,999	$—	$298,999	$(528,803)	$69,195

Partners' cash contribution	10,413	8,036	22,468	—	40,917
Reclassification - June 3, 2025	(309,412)	247,530	61,882	—	—
Net loss	—	—	—	(39,533)	(39,533)
November 30, 2025	$—	$255,566	$383,349	$(568,336)	$70,579

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 – NATURE OF OPERATIONS AND ECONOMIC DEPENDANCE

Donlin Gold LLC, a Delaware limited liability company, owns the Donlin Gold project in Alaska, USA. Effective June 3, 2025, NOVAGOLD Resources Alaska, Inc. a wholly-owned subsidiary of NOVAGOLD RESOURCES INC. (together, ”NOVAGOLD”), and Donlin Gold Holdings LLC, a subsidiary of Paulson Advantage Plus Master Ltd. and Paulson Partners LP (together, “Paulson”), owned a 60% and 40% interest in Donlin Gold LLC, respectively. Prior to June 3, 2025 and since its formation on December 1, 2007, Donlin Gold LLC was owned equally by NOVAGOLD and Barrick Mining Corporation (“Barrick”). The historical Barrick contributions were reclassified to Paulson and NOVAGOLD in a ratio of 80-20, respectively effective June 3, 2025.

While NOVAGOLD has a 60% economic interest in Donlin Gold LLC, NOVAGOLD and Paulson have equal governance rights. Donlin Gold LLC has a board of four representatives, with two representatives selected by Paulson and two representatives selected by NOVAGOLD. All significant decisions related to Donlin Gold LLC require the approval of both owner companies as outlined in the shareholders agreement. The Company currently depends on Paulson and NOVAGOLD for all of its funding and has received commitments from its shareholders that they will fund the Company for the next twelve months from the date of the financial statements. These financial statements have been prepared pursuant to Rule 3-09 of SEC Regulation S-X for inclusion in NOVAGOLD RESOURCES INC.’s 10-K, as the Company is an equity investee of NOVAGOLD Resources Alaska, Inc.

The Company’s board of representatives approved the Project's Updated Feasibility Study in July 2012. The Company subsequently initiated the permitting process. The U.S. Army Corps of Engineers (the “Corps”) issued the final Environmental Impact Statement (EIS) on April 27, 2018. On August 13, 2018, the Corps and the Bureau of Land Management (BLM) issued a joint Federal Record of Decision (ROD) for the Donlin Gold Project along with their respective federal permit authorizations. Several major State of Alaska authorizations have also been issued, including the approval of the Donlin Gold Reclamation and Closure Plan, Waste Management Permit, Water Discharge Permit, Permit to Appropriate Water, Title 16 Fish Habitat Permits for the mine area and right of way agreements with the State and BLM. At the end of 2025, two appeals remain active in both the State of Alaska and U.S. Federal courts concerning permits granted for the project and are continuing through the appeals process. These include: the appeal of the Alaska Department of Environmental Conservation (ADEC) Clean Water Act Section 401 Certificate of Reasonable Assurance at the State Supreme Court; and one appeal concerning the EIS, ROD, and associated federal permits in the U.S. Federal Court. In 2025 the Federal Court ruled the Corps and the BLM needs to evaluate the effects of a larger hypothetical tailings release in the EIS. The Federal court remanded the agencies to Supplement the EIS Record without vacating the permits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

These financial statements are presented in and the Company has a functional currency of United States dollars ($) and have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

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

Furniture and equipment – 5 years straight-line; and,

Leasehold improvements – straight-line over the lease term.

Depreciation methods, useful lives and residual values are reviewed in each financial year and adjusted if appropriate.

Leases

The Company reviews all contracts and determines if the arrangement represents or contains a lease, at inception. Operating leases would be included in Right of use assets (“ROU”) and Lease obligations (current and long-term) in the Balance Sheets. The Company does not have any finance leases.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The operating lease ROU asset also includes any upfront lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s measurement of the lease obligation may include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the balance sheet. The Company’s lease agreements do not contain any residual value guarantees.

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

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

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

Due to related parties

The amounts due to Barrick, Paulson and NOVAGOLD are non-interest bearing, unsecured and are due on demand.

NOTE 3 – LEASES

The Company leases office space under a lease agreement with a renewable lease term of three years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The office lease is accounted for as an operating lease.

The Company performed evaluations of its contracts and determined that its identified leases are operating and short-term leases. No variable leases with non-cancelable terms greater than one month were identified.

Operating lease expenses are included on the Statements of Loss in General and administrative expense and Mineral property leases and include the following components for the year ended November 30, 2025:

	At November 30,
	2025	2024
Operating lease cost	$109	$—
Variable lease cost	—	—
Short-term lease cost	797	944
	$906	$944

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

Future minimum lease payments under non-cancellable operating leases as of November 30, 2025, were as follows:

2026	$181
2027	186
2028	63
Total future minimum lease payments	$430
Less: imputed interest	(53)
Total	$377

Other information regarding leases for the year ended November 30, 2025, includes the following:

	At November 30,
	2025	2024
Cash paid for operating leases	$118	$—
Right-of-use assets obtained in exchange for lease liabilities	$404	$—
Weighted average remaining lease term (years) – operating leases	2.3	—
Weighted average discount rate – operating leases	5.25%	—

NOTE 4 – PLANT AND EQUIPMENT

	At November 30,
	2025	2024
Plant and equipment	$8,412	$8,378
Accumulated depreciation	(6,663)	(6,446)
	$1,749	$1,932

NOTE 5 – MINERAL PROPERTY

	At November 30,
	2025	2024
Acquisition cost	$64,000	$64,000
Asset retirement cost	1,308	1,308
	$65,308	$65,308

The Donlin Gold Project is located in the Kuskokwim region of southwestern Alaska on private, Alaska Native-owned mineral and surface land and Alaska state mining claims. The property is under lease for subsurface mineral rights from Calista Corporation and surface land rights from The Kuskokwim Corporation, two Alaska Native corporations. The mineral property is jointly owned by Paulson and NOVAGOLD through an unincorporated joint venture. Upon formation of the Company in 2007, the mineral property contributed was recorded based on the predecessor accounting values of Barrick and NOVAGOLD. As such, mineral property includes the historic and present acquisition cost as the original partners’ initial contribution to the Company.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received management, administrative services, and third-party contracted services on behalf of the Company from Barrick for the first six months of 2025 and in prior periods of $182 in 2025, $452 for 2024 and $332 for 2023.  Subsequent to June 3, 2025, when Barrick sold its interest in the Company, Barrick has continued to provide services under a transition services agreement to maintain the same services for fees of $122. Amounts received from NOVAGOLD third-party contracted services on behalf of the Company for $1,161 in 2025, $815 in 2024, and $923 in 2023, and no third-party services or costs from Paulson. Both Barrick and NOVAGOLD amounts are included in General and administrative expense and Drilling, studies and engineering expense.

DONLIN GOLD LLC
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands)

The Company has accounts payable to Barrick at November 30, 2025 of $31 (2024: $84) for reimbursement of management, administrative services, and third party contracted services on behalf of the Company, to NOVAGOLD of $1,044 (2024: $144) for reimbursement of third party contracted services on behalf of the Company and nil to Paulson.

NOTE 7 – RECLAMATION AND REMEDIATION

Significant reclamation and closure activities include rehabilitation and decommissioning of the camp and drill sites. Although the ultimate amount and timing of reclamation costs cannot be predicted with certainty, the estimated discounted cash flows required to settle the Company’s obligations for work undertaken at the site to date is $1,720.

	At November 30,
	2025	2024
Reclamation and Remediation	$1,640	$1,482
Changes in estimated costs and timing	—	78
Accretion	81	80
	$1,721	$1,640

During the year, the discounted reclamation cost estimate was accreted resulting in a change in the measurement of the liability of $80. The estimated cash flows are assumed to commence four years from the balance sheet date.

NOTE 8 – MINERAL PROPERTY LEASES

The Company leases certain assets, such as mineral property leases, that are an exception to applying lease accounting under ASC 842. These mineral property leases coincide with the currently projected Donlin Gold mine life, with provisions for further extension, should production continue beyond that. Future minimum annual mineral property lease payments are $3,592 in 2026, $3,592 in 2027, $3,592 in 2028, $3,592 in 2029, and $3,592 in 2030 totaling $17,960.