Form 10-Q
period 2026-02-28
NOVAGOLD RESOURCES INC
filed 2026-04-01
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2026

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

As of March 27, 2026, the Company had 438,780,614 common shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, anticipated timing of updated reports and/or studies including the Donlin Gold (as defined below) bankable feasibility study, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, anticipated timing and impact of certain judicial and/or administrative decisions, continued support of the state and federal permitting process, future capital raising activities and their related dilutive effects, the anticipated use of net proceeds from previous offerings, sufficiency of working capital, timelines, strategic plans, including our plans and expectations relating to the Donlin Gold project, permitting and the timing thereof, potential natural gas pipeline development, the anticipated impact of the adoption of ASU 2025-11 on the Company’s consolidated financial statements, the Company’s market price, market prices for precious metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

●

our expectations regarding the timing and outcome of certain judicial and/or administrative decisions, including but not limited to the appeals to: (i) the federal Joint Record of Decision and permits issued by the U.S. Army Corps of Engineers and U.S. Bureau of Land Management, and (ii) the State Clean Water Act Section 401 Certification (as defined below); and

●	our ability to fund the feasibility study update.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	uncertainty of whether there will ever be production at the Donlin Gold project;

●	risks related to cooperation with our co-owner on which we depend for Donlin Gold project activities;

●	ownership of the membership interests being contractually reduced;

●	risks related to failure of maintaining an effective system of disclosure controls;

●	our history of losses and expectation of future losses;

●	our concentrated property portfolio;

●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;

●	uncertainty of estimates of capital costs, operating costs, production and economic returns, including the impact of inflation thereon;

●	commodity price fluctuations;

●	risks related to market events and general economic conditions;

●	risks related to opposition to operations at our mineral exploration and development properties from non-governmental organizations or civil society;

●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;

●	uncertainties relating to the assumptions underlying our mineral reserve and mineral resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;

●	uncertainty related to title to the Donlin Gold project;

●	risks related to our largest shareholder;

●	risks related to conflicts of interests of some of the directors and officers of the Company;

●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

●	credit, liquidity, interest rate and currency risks;

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

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in the Annual Report on Form 10-K for the year ended November 30, 2025, as filed with the SEC on January 22, 2026 (“Annual Report on Form 10-K”) and this Quarterly Report on Form 10-Q under the heading “Risk Factors” and elsewhere.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	As of February 28, 2026	As of November 30, 2025
ASSETS
Cash and cash equivalents	$117,493	$110,143
Term deposits	275,000	5,000
Other assets (Note 6)	3,642	2,344
Current assets	396,135	117,487
Investment in Donlin Gold (Note 5)	222,532	213,202
Other assets (Note 6)	767	5,224
	$619,434	$335,913

LIABILITIES
Accounts payable and accrued liabilities	$3,366	$1,981
Accrued payroll and related benefits	775	2,656
Other liabilities (Note 8)	324	301
Current liabilities	4,465	4,938
Promissory note (Note 7)	169,904	166,296
Other liabilities (Note 8)	823	885
	175,192	172,119

EQUITY (DEFICIT)
Common shares	2,548,384	2,251,741
Contributed surplus	135,930	136,690
Accumulated deficit	(2,215,026)	(2,199,591)
Accumulated other comprehensive loss	(25,046)	(25,046)
	444,242	163,794
	$619,434	$335,913

Commitments and contingencies (Notes 7 and 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on April 1, 2026. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang	/s/ Hume Kyle

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended
	February 28,	February 28,
	2026	2025
Operating expenses:
General & administrative (Note 11)	$8,699	$4,802
Equity loss – Donlin Gold (Note 5)	6,216	2,299
	14,915	7,101

Loss from operations	(14,915)	(7,101)

Other (expense) income:
Interest expense - promissory note (Note 7)	(3,608)	(3,566)
Interest income	1,644	1,035
Other income (expense), net (Note 12)	1,444	516
Net loss	(15,435)	(9,116)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(496)

Comprehensive loss	$(15,435)	$(9,612)

Net loss per common share – basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding
Basic and diluted (thousands)	415,123	334,642

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended
	February 28,	February 28,
	2026	2025
Operating activities:
Net loss	$(15,435)	$(9,116)
Adjustments:
Equity loss – Donlin Gold	6,216	2,299
Share-based compensation	1,883	983
Interest expense on promissory note	3,608	3,566
Change in fair value of marketable securities (Note 12)	(1,296)	(186)
Foreign exchange (gain) loss	(148)	(330)
Other operating adjustments	6	9
Change in operating assets and liabilities
Other assets	410	(201)
Accounts payable and accrued liabilities	1,387	(401)
Accrued payroll and related benefits	(1,887)	(1,762)
Income taxes payable	—	(214)
Remediation liability	(6)	(107)
Net cash used in operating activities	(5,262)	(5,460)

Investing activities:
Proceeds from term deposits	5,000	—
Purchases of term deposits	(275,000)	—
Funding of Donlin Gold	(15,546)	(3,614)
Proceeds from sale of marketable securities	4,129	952
Net cash used in investing activities	(281,417)	(2,662)

Financing activities:
Proceeds from issuance of equity (Note 9)	310,200	—
Payments for costs related to equity issuance (Note 9)	(16,200)	—
Payments of withholding tax on share-based compensation	—	(82)
Net cash provided by (used in) financing activities	294,000	(82)

Effect of exchange rate changes on cash and cash equivalents	29	(51)
Net change in cash and cash equivalents	7,350	(8,255)
Cash and cash equivalents at beginning of period	110,143	42,224
Cash and cash equivalents at end of period	$117,493	$33,969

Supplemental disclosures of cash flow information:
Interest and dividends received	$1,077	$757
Income taxes paid	$—	$223

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, US dollars and shares in thousands)

	Three months ended February 28, 2026
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2025	406,932	$2,251,741	$136,690	$(2,199,591)	$(25,046)	$163,794
Share-based compensation	—	—	1,883	—	—	1,883
Private placement, net (Note 9)	31,020	294,000	—	—	—	294,000
Stock options exercised	217	1,408	(1,408)	—	—	—
Warrants exercised (Note 9)	569	1,235	(1,235)	—	—	—
Net loss	—	—	—	(15,435)	—	(15,435)
Other comprehensive income	—	—	—	—	—	—
February 28, 2026	438,738	$2,548,384	$135,930	$(2,215,026)	$(25,046)	$444,242

	Three months ended February 28, 2025
	Common shares		Contributed	Accumulated		Total equity
	Shares	Amount	surplus	deficit	AOCL*	(deficit)

November 30, 2024	334,567	$1,989,245	$93,377	$(2,104,932)	$(25,106)	$(47,416)
Share-based compensation	—	—	983	—	—	983
Performance share units (PSUs) settled in shares	79	2,130	(2,130)	—	—	—
Withholding tax on PSUs	—	—	(81)	—	—	(81)
Net loss	—	—	—	(9,116)	—	(9,116)
Other comprehensive income	—	—	—	—	(496)	(496)
February 28, 2025	334,646	$1,991,375	$92,149	$(2,114,048)	$(25,602)	$(56,126)

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. The Company’s principal asset is a 60% interest in the Donlin Gold project in Alaska, USA. The Company has no realized revenues from its principal asset. The Donlin Gold project is owned and operated by Donlin Gold LLC (“Donlin Gold”), a limited liability company that is owned by wholly-owned subsidiaries of NOVAGOLD and Donlin Gold Holdings LLC (DGH), a subsidiary of Paulson Advantage Plus Master Ltd. and Paulson Partners LP (together, “Paulson”). Prior to June 3, 2025, Donlin Gold was owned equally by wholly-owned subsidiaries of NOVAGOLD and Barrick Mining Corporation (“Barrick”). See Note 5 regarding changes to Donlin Gold ownership on June 3, 2025.

The Condensed Consolidated Interim Financial Statements (“interim statements”) of NOVAGOLD are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with NOVAGOLD’s Consolidated Financial Statements for the year ended November 30, 2025. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted.

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

References in these Condensed Consolidated Interim Financial Statements and Notes to $ refer to United States (U.S.) dollars and C$ to Canadian dollars. Dollar amounts are in thousands, except for per share amounts.

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

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. The Company identified Donlin Gold as a Variable Interest Entity (VIE) as it is dependent on funding from its owners. Prior to June 3, 2025, all funding, ownership, voting rights, and power was shared equally on a 50/50 basis between the owners of the VIE. On June 3, 2025, the Company increased its ownership interest in Donlin Gold to 60% (Note 5) resulting in the funding and ownership being shared on a 60/40 basis between the Company and its new Donlin Gold partner. However, the power to exercise control and direct the activities of Donlin Gold continues to be shared equally on a 50/50 basis between the Company and its new Donlin Gold partner. As such, the Company has determined it continues to not be the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its equity investment in Donlin Gold.

NOVAGOLD RESOURCES INC

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

Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements.” The ASU clarifies and reorganizes interim reporting guidance, including disclosure requirements related to events occurring since the end of the most recent annual reporting period, and improves the presentation and usability of interim financial statement disclosures. The ASU is effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its interim financial reporting and does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

NOVAGOLD RESOURCES INC

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker (CODM). At present, the Company operates a single reportable segment. The CODM, who is responsible for allocating resources and assessing the performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer evaluates the Company’s performance based on the overall results of the Company, including the performance of its investment in the Donlin Gold project (Note 5). The Company uses a single U.S. GAAP-consistent measure of segment profit or loss with no reconciling items or measurement differences. Management has concluded that consolidated net income (loss) is the appropriate measure of segment profit or loss. The CODM does not regularly receive or review discrete segment-level expense categories separate from those presented in the consolidated statements of operations. Accordingly, no significant segment expenses are separately disclosed, as all expenses are included within the consolidated statements of loss.

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

No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment did not change as of February 28, 2026. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

NOTE 5 – INVESTMENT IN DONLIN GOLD

On June 3, 2025, the Company closed on a membership interest purchase agreement among Paulson, Barrick Gold U.S. Inc., Barrick (together, the “Barrick Parties”), DGH (a subsidiary of Paulson), and NOVAGOLD Resources Alaska, Inc. (NGRA), a subsidiary of the Company, whereby the Barrick Parties sold their 50% interest in Donlin Gold to DGH and NGRA, for $1,000,000 (the “Donlin Gold Transaction”). In accordance with the agreement, NGRA acquired an additional 10% interest in Donlin Gold for $200,000 and DGH acquired a 40% interest in Donlin Gold for $800,000.

As part of the consideration paid for the additional 10% interest, NGRA paid an additional working capital adjustment of $980 to the Barrick Parties and incurred transaction costs of $9,070. The consideration, working capital adjustment and transaction costs were capitalized and included in the Company’s Investment in Donlin Gold.

The Donlin Gold project is owned and operated by Donlin Gold, a limited liability company in which, effective June 3, 2025, wholly-owned subsidiaries of NOVAGOLD and DGH owned a 60% and 40% interest, respectively. While the Company has a 60% economic interest in Donlin Gold following the Donlin Gold Transaction, the Company and Paulson have equal governance rights. Donlin Gold has a board of four representatives, with two representatives selected by Paulson and two representatives selected by the Company. All significant decisions related to Donlin Gold require the approval of at least a majority of the Donlin Gold board.

NOVAGOLD RESOURCES INC

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended February 28,
	2026	2025
Balance – beginning of period	$213,202	$2,597
Share of losses:
Mineral property expenditures	(6,092)	(2,170)
Depreciation	(112)	(119)
Accretion	(12)	(10)
	(6,216)	(2,299)
Funding	15,546	3,614
Balance – end of period	$222,532	$3,912

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

	As of February 28,	As of November 30,
	2026	2025
Economic interest of Donlin Gold held	60%	60%
Company’s share of Donlin Gold assets and liabilities held
Current assets: Cash, prepaid expenses, and other receivables	$15,262	$5,591
Non-current assets: Right-of-use assets, property and equipment	1,280	1,295
Non-current assets: Mineral property	39,185	39,185
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(2,833)	(2,688)
Non-current liabilities: Reclamation and lease obligations	(1,161)	(1,032)
Net assets	$51,733	$42,351

NOTE 6 – OTHER ASSETS

	As of February 28, 2026	As of November 30, 2025
Other current assets:
Accounts receivable	$64	$62
Interest receivable	768	201
Receivable from Donlin Gold	335	1,044
Prepaid expenses	789	1,037
Marketable equity securities	1,686	—
	$3,642	$2,344

Other long-term assets:
Marketable equity securities	$—	$4,406
Right-of-use assets	676	722
Office equipment	91	96
	$767	$5,224

NOVAGOLD RESOURCES INC

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

During the first quarter of 2026, management has sold a portion of its marketable equity securities and anticipates selling the remaining positions over the next 12 months. As such, the marketable equity security holdings have been reclassified to Other current assets during the first quarter of 2026.

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $169,904, comprising $158,916 in principal, and $10,988 in accrued interest at U.S. prime plus 2%, compounded semi-annually. The original promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of distributed processed products, cash and other assets, and payments of 5% of certain net proceeds specified in the promissory note. The carrying value of the promissory note is based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair value of the promissory note approximates its prepayment option amount of $100,000 (Note 10).

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

Changes in the Company’s Promissory Note is summarized as follows:

	As of February 28, 2026	As of November 30, 2025
Balance – beginning of year	$166,296	$151,522
Interest expense on promissory note during period	$3,608	14,774
Balance – end of period	$169,904	$166,296

NOTE 8 – OTHER LIABILITIES

	As of February 28, 2026	As of November 30, 2025
Other current liabilities:
Remediation liabilities	$144	$124
Lease obligations	180	177
	$324	$301

Other long-term liabilities:
Remediation liabilities	$275	$300
Lease obligations	548	585
	$823	$885

NOTE 9 – EQUITY TRANSACTIONS

2026 Private Placement Offering

On February 5, 2026, the Company closed a private placement for 31,020,000 common shares of NOVAGOLD at a price of $10.00 per share, which included the partial exercise of the overallotment option. On closing, the Company received aggregate gross proceeds of $310,200 before deducting fees and other offering expenses totaling approximately $16,200.

NOVAGOLD RESOURCES INC

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

2025 Public Equity Offering and Private Placement Offering

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

Changes in the Company’s outstanding Backstop Warrants is summarized as follows:

	As of February 28, 2026	As of November 30, 2025
Balance – beginning of year	25,500,000	—
Issued during period	—	25,500,000
Exercised – shares issued	(569,333)	—
Cashless exercise – warrants cancelled	(227,542)	—
Balance – end of period	24,703,125	25,500,000

NOVAGOLD RESOURCES INC

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, marketable equity securities, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its prepayment option amount of $100,000 (Note 7). The promissory note’s carrying value is based on accrued interest at U.S. prime plus 2% and the terms for repayment from future mine production or from any net proceeds resulting from a reduction of the Company’s interest in Donlin Gold. The fair values of the Company’s other financial instruments approximate their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,686 as of February 28, 2026 ($4,406 as of November 30, 2025), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended February 28,
	2026	2025
Share-based compensation (Note 13)	$1,883	$983
Salaries and benefits	1,955	2,006
Professional fees	3,573	863
Office expense	842	688
Corporate communications and regulatory	440	256
Depreciation	6	6
	$8,699	$4,802

NOTE 12 – OTHER INCOME (EXPENSE), NET

	Three months ended February 28,
	2026	2025
Change in fair market value of marketable equity securities	$1,296	$186
Foreign exchange gain (loss)	148	330
	$1,444	$516

NOVAGOLD RESOURCES INC

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

NOTE 13 – SHARE-BASED COMPENSATION

The following table shows the recognized share-based compensation expense by award type:

	Three months ended February 28,
	2026	2025
Stock options	$1,239	$459
Performance share unit plan	574	454
Deferred share unit plan	70	70
	$1,883	$983

Stock options

A summary of stock options outstanding and activity during the three months ended February 28, 2026 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2025	9,663,767	$5.32
Granted	1,232,200	8.73
Exercised – shares issued	(216,814)	6.59
Cashless exercise – options cancelled	(319,120)	6.59
Expired	(674,300)	9.91
Forfeited	(19,133)	4.20
February 28, 2026	9,666,600	$5.39	3.06	$76,730
Vested and exercisable as of February 28, 2026	4,493,174	$5.37	1.88	$35,740

The following table summarizes key stock option valuation inputs and other information regarding the option grants:

	Three months ended February 28,
	2026	2025
Weighted-average assumptions used to value stock option awards:
Expected volatility	57.1%	—%
Risk-free interest rate	3.57%	—%
Expected forfeiture rate	3.2%	3.3%
Expected dividend rate	—%	—%
Expected term of options (years)	4	—

Weighted-average grant-date fair value	$4.13	$—
Intrinsic value of options exercised	$2,463	$—
Cash received from options exercised	$—	$—

As of February 28, 2026, the Company had $8,161 of unrecognized compensation cost related to 5,173,426 non-vested stock options expected to be recognized and vest over a period of approximately 2.93 years.

Performance share units

The Company has granted PSUs under the May 26, 2009 PSU Plan to all employees of the Company that represent shares potentially issuable in the future. PSUs granted pursuant to the PSU Plan have a three-year performance period between the grant date and the maturity date, when a vesting determination is made. The number of PSUs vesting is based on the Company’s common share price performance relative to the performance of the S&P/TSX Global Gold Index between the PSU grant date and the maturity date. This relative performance is converted to a percentage which translates to an adjustment factor used to determine the number of PSUs that will vest on or shortly after the maturity date. PSUs can vest anywhere from 0% to 150% of the PSU grant amount depending upon the relative share price performance.

NOVAGOLD RESOURCES INC

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited, US dollars in thousands except per share amounts)

A summary of PSU awards outstanding and activity during the three months ended February 28, 2026 are as follows:

	Number of PSU awards	Weighted- average grant day fair value per award	Aggregate intrinsic value
November 30, 2025	2,074,300	$4.65
Expired	(495,500)	5.78
Forfeited	(24,900)	4.14
Granted	425,900	9.11
February 28, 2026	1,979,800	$5.33	$31,058

The following table summarizes key PSU valuation inputs and other information regarding the PSU grants:

	Three months ended February 28,
	2026	2025
Weighted-average assumptions used to value PSU awards:
Expected volatility of Company shares	59.3%	—%
Expected volatility of TSX index	31.4%	—%
Expected correlation between Company shares and TSX	59.0%	—%
Canadian risk-free interest rate	2.47%	—%
Expected term of PSUs (years)	3	—

Number of PSUs granted	425,900	—
Weighted-average grant-date fair value	$9.11	$—

As of February 28, 2026, the Company had $7,214 of unrecognized compensation cost related to 1,979,800 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.93 years.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $429 in the three months ended February 28, 2026 ($176 in the three months ended February 28, 2025). As of February 28, 2026, the Company has accounts receivable from Donlin Gold of $335 (November 30, 2025: $1,044) included in Other current assets.

As consideration for providing a backstop commitment to the Company on April 22, 2025, NOVAGOLD issued Backstop Warrants (Note 9) to three institutional investors, one of which was Electrum Strategic Resources L.P. ("Electrum”). The Backstop Warrants had an estimated aggregate fair value at grant of $39,607. Electrum received 6,375,000 Backstop Warrants having a fair value of approximately $9,902. Dr. Thomas Kaplan, NOVAGOLD’s Chairman of the Board, is the Chairman and Chief Executive Officer of The Electrum Group LLC, an affiliate of Electrum. Electrum is the largest shareholder of NOVAGOLD.

Additionally, Electrum was one of two institutional investors who participated in the 2025 private placement that closed concurrently with the public equity offering at the same price as the 2025 public equity offering described in Note 9. Electrum purchased 13,333,334 shares of NOVAGOLD in the private placement for $50,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month periods ended February 28, 2026 and February 28, 2025. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR+ at www.sedarplus.ca. References herein to $ refer to United States dollars and C$ to Canadian dollars, except as otherwise specified.

Paulson are investment funds managed by Paulson Advisers LLC.

Paul Chilson, P.E., who is the Manager, Mine Engineering for NOVAGOLD and a “qualified person” under National Instrument 43-101 – Standards of Disclosure for Mineral Projects and the Securities and Exchange Commission’s (SEC) current mining disclosure rules has approved the scientific and technical information contained herein.

Highlights

During the first quarter of 2026, NOVAGOLD closed an underwritten bought deal private placement issuing approximately 31 million common shares at a price of $10.00 per share for gross proceeds of approximately $310.2 million, including the partial exercise of the underwriters’ overallotment option. The Company intends to use the net proceeds of the private placement for expenditures associated with Donlin Gold activities, exercise of the Company’s prepayment option on the promissory note with Barrick, and general corporate purposes.

On January 8, 2026, NOVAGOLD and Paulson and their affiliates, as part of Donlin Gold’s infrastructure and energy strategy, announced that a non-binding Letter of Intent (LOI) was signed with Glenfarne Alaska LNG, LLC, majority owner and developer of the Alaska LNG project, to explore the potential supply of natural gas for Donlin Gold’s on-site power generation.

On February 9, 2026, NOVAGOLD and Paulson and their affiliates announced that Fluor Corporation (“Fluor”) was selected as the lead engineering firm for the Donlin Gold Bankable Feasibility Study (BFS) as the project advances toward construction. The BFS is expected to be completed in 2027.

Following the end of the first fiscal quarter of 2026, NOVAGOLD and Paulson and their affiliates announced on March 12, 2026, the award of specialized contracts to three engineering firms — WSP USA, Inc. (WSP), Worley Alaska, Inc., and Hatch Ltd. (the “Specialist Contractors”) — to advance critical infrastructure and processing components, including the on-site power plant, natural gas pipeline, and the pressure oxidation circuit and oxygen plant, as part of the Donlin Gold BFS.

Fluor and the Specialist Contractors have commenced work on the BFS, under the leadership of the newly appointed Project Director Frank Arcese (see release dated January 13, 2026), who has extensive experience in delivering large-scale mining projects. With major contractors now on board and ongoing progress on the BFS workstreams, the Company expects to review the schedule and budget for the next phase of development by mid-2026 and provide any update to guidance as required.

Company Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold, a limited liability company which, following the closing of the Donlin Gold Transaction on June 3, 2025, is owned 60% by a wholly-owned subsidiary of NOVAGOLD and 40% by a wholly-owned subsidiary of Paulson. While NOVAGOLD has a 60% economic interest in Donlin Gold, governance of Donlin Gold is shared equally by NOVAGOLD and Paulson. We account for our interest in the Donlin Gold project using the equity method, which results in our 60% share of Donlin Gold’s expenses being recorded as a single line item in the income statement as an operating loss.

Our corporate goals include completing the BFS and moving to a subsequent construction decision; maintaining a favorable reputation of NOVAGOLD and the Donlin Gold project among shareholders and stakeholders; promoting strong community outreach and a sustainability culture; maintaining strong safety and environmental performance; and managing the Company’s treasury effectively and efficiently. Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits and maintaining those received in good standing, advancement of the BFS, preparation of engineering designs and maintaining sufficient capital resources to fund these objectives.

Donlin Gold project

In the first quarter of 2026, Donlin Gold continued to prioritize meaningful engagement with local communities, stakeholders, and government representatives in the Yukon-Kuskokwim (Y-K) region, Alaska, and Washington, D.C., in support of project development and permitting. Decades of consistent outreach across 62 communities have fostered strong relationships, facilitated knowledge exchange, and reinforced the project’s social license while building lasting trust. Key activities in the first quarter included:

●

Donlin Gold participated in the Alaska Chamber of Commerce and Resource Development Council Legislative fly-in, providing project updates, meetings with Congressional delegation state directors, and holding discussions with the Alaska Department of Natural Resources Commissioner and Deputy Commissioner.

●	Additionally, the Donlin Gold team conducted 11 key legislative visits and engaged with numerous state representatives and senators.

●

Donlin Gold and NOVAGOLD staff participated in the 4th annual Juneau Mining Forum and a joint legislative reception for the Alaska Miners Association, Trucking Association and Alaska General Contractors Association. The group also attended Senator Lisa Mukkowski’s holiday luncheon and co-sponsored an event for Speaker Edgmon, Senator Cathy Geissel, and Representative Louise Stutes.

●

As part of the commitment between Donlin Gold, and the landowners, Calista Corporation (“Calista”), owner of the mineral rights, and The Kuskokwim Corporation (TKC), to seek input and share knowledge on subsistence matters, Donlin Gold hosted its bi-annual Subsistence Community Advisory Committee (SCAC) in Anchorage. The SCAC members represent a range of perspectives on the project that are important to consider as we advance development. Donlin Gold also held its first virtual SCAC session, which included participation from both SCAC and Donlin Gold Project Community Advisory Committees. The meetings focused on the Barge Communications Plan, providing SCAC members with an opportunity to review the project approach, ask questions, and provide feedback that informs ongoing planning.

●	Donlin Gold also provided a project update at a town hall meeting in Bethel, the largest town downriver from the project.

NOVAGOLD is committed to education, community wellness, cultural preservation, ecological stewardship, and best practices that enhance the economic, health, and social well-being of our employees, the people of the Y-K region, and surrounding communities. Donlin Gold supports these efforts through a wide range of programs and community events, supporting cultural preservation, strengthening stakeholder relationships, advancing economic and social well-being, and promoting youth engagement. In the first quarter of 2026, Donlin Gold carried out the following key activities and projects:

●	Pursued its support for the Alaska Safe Riders winter safety program, which promotes the secure use of snowmachines, all-terrain vehicles, and recreational off-road vehicles.

●

Continued its support of local stakeholders across education, sports, and cultural initiatives such as the Cook Inlet Tribal Council’s Native Youth Olympics, the ASAA/First National Bank Alaska Wrestling State Championships, the Girl Scouts of Alaska, the Lower Yukon School District Career Fair, the Kusilvak Career Academy, and the University of Alaska Foundation’s Rural Alaska Honors Institute — a six-week, tuition-free program helping rural and Alaska Native students earn college credits and develop academic skills. Donlin Gold also hosted and supported the “Donlin Gold Classic” Invitational Basketball Tournament at Bethel Regional High School, bringing together varsity teams and community members from across the Y-K region.

●

Engaged with municipal leaders and community stakeholders across Alaska by participating in and supporting the Alaska Municipal League Conference, discussing regional priorities and development opportunities.

●	Collaborated with Calista’s Shareholder Relations Committee and travelled to four Y-K communities to engage directly with Calista shareholders on topics including Donlin Gold.

These various efforts are also aligned with Donlin Gold’s long-term objectives to support workforce development and regional economic participation as the project advances.

Our share of funding for the Donlin Gold project in the first quarter of 2026 was $15.5 million. We continue to expect our total annual Donlin Gold funding to be $78.8 million during fiscal 2026 to continue to advance the Donlin Gold BFS, in line with our previously issued guidance.

Permitting

Donlin Gold is a federally permitted project on private land designated for mining activities by Calista, owner of the mineral rights, and TKC owner of the surface estate. Permitting in Alaska is a substantial undertaking supported by a diligent, thorough, transparent, and inclusive process for all involved, including stakeholders from the Y-K region.

Comments from Alaska Department of Natural Resources’ (“ADNR”) on the preliminary dam safety design packages are anticipated in 2026. BGC Engineering has been appointed as the contractor for the Detailed Design Packages. Completion of the Detailed Design Packages continues to be anticipated by the end of 2026/early 2027, with potential issuance of the Dam Safety Certificates in 2028.

Upholding current permits and working to secure key state approvals

Donlin Gold continued to support the state and federal agencies defending their permits in the litigation described below.

NOVAGOLD continues to support the State of Alaska in defending the Department of Environmental Conservation’s (ADEC) Clean Water Act Section 401 Water Quality Certification (the “401 Certification”), which is the only remaining challenge to Donlin Gold’s permits in state court. On May 6, 2025, the Alaska Superior Court upheld ADEC’s issuance of the 401 Certification. Earthjustice filed an appeal in the Alaska Supreme Court and filed their opening brief on September 16, 2025. Donlin Gold’s and the State of Alaska’s briefs were filed on November 25, 2025, and Earthjustice’s reply brief was filed on January 9, 2026. Oral argument is scheduled for April 8, 2026.

On April 5, 2023, Earthjustice representing the Orutsararmiut Traditional Native Council (ONC) and six Y-K villages filed suit against the U.S. government in the U.S. District Court for Alaska (the “Federal District Court”) asking the Federal District Court to invalidate the Donlin Gold Joint Record of Decision (JROD), which included the U.S. Army Corps of Engineer’s (“Corps”) issuance of the 404 permit and the Department of Interior, Bureau of Land Management (BLM)’s issuance of the ROW lease for the portions of the pipeline on Federal lands. The U.S. Department of Justice (DOJ) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold, and Calista were granted intervenor status in this case. The DOJ filed their brief supporting the issuance of the JROD and the sufficiency of the environmental analysis in the Final Environmental Impact Statement on April 2, 2024. Amicus briefs supporting the project were filed by the village of Crooked Creek and the Alaska federal Congressional delegation. Oral arguments were held on June 24, 2024, and the Federal District Court issued a decision on September 30, 2024. The decision rejected the plaintiffs’ arguments on two of the three issues raised in the litigation but agreed with plaintiffs that the federal agencies took too narrow of a view in analyzing the impact of a theoretical release from the tailings’ storage facility. The Federal District Court requested supplemental briefing on the appropriate remedy for addressing this issue. On October 7, 2024, the plaintiffs filed a request for reconsideration on one of the issues on which the Federal District Court had ruled against the plaintiffs and, at DOJ’s request, the Federal District Court suspended the schedule for briefing on the appropriate remedy until after the Federal District Court ruled on plaintiffs’ motion for reconsideration. On December 23, 2024, the Federal District Court denied plaintiffs’ request for reconsideration. Remedy briefing was completed in March 2025 and oral argument on remedy was held May 9, 2025. On June 10, 2025, the Federal District Court issued an order denying Earthjustice’s request to vacate the permits and remanding the case to the agencies to supplement the National Environmental Policy Act analysis on the narrow issue regarding the analysis of a potential larger release from the tailings storage facility. The Court retained jurisdiction over the case during the remand and ordered the agencies to file periodic status updates with the court. The Corps, in consultation with BLM and other federal agencies, will be the lead agency for this Supplemental Environmental Impact Statement (SEIS) process to ensure a transparent, science-based review that provides the public and decision-makers with complete and accurate information. On October 27, 2025, Donlin Gold was also formally accepted into the Fixing America’s Transportation Act (FAST-41) program and coordinated by the Federal Permitting Improvement Steering Council. The FAST-41 is a federal initiative that increases transparency, accountability, and predictability in permitting. A Notice of Intent to prepare a SEIS was issued in January 2026, and the public comment period for the scoping process closed in February 2026. The Corps and cooperating agencies will review and consider comments received and proceed with preparation of the draft SEIS which is anticipated to be published in September 2026 in accordance with the coordinated FAST-41 permitting schedule.

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

Financing Activities During First Quarter of 2026

The Company completed a private placement offering on February 5, 2026 of 31,020,000 common shares at a price of $10.00 per share for aggregate gross proceeds of $310.2 million less $16.2 million of issuance costs. The Company intends to use the net proceeds of the private placement for expenditures associated with Donlin Gold activities, exercise of the Company’s prepayment option on the promissory note with Barrick, and general corporate purposes.

Overview of Donlin Gold Transaction and Financing Activities During 2025

On June 3, 2025, NOVAGOLD and Paulson, through wholly-owned subsidiaries, completed a $1 billion acquisition of Barrick’s 50% interest in Donlin Gold (the “Donlin Gold Transaction”) pursuant to the terms of a membership interest purchase agreement dated April 22, 2025 (the “MIPA”) among Barrick Gold U.S. Inc. (“Barrick Gold”), Barrick, Paulson, Donlin Gold Holdings LLC (DGH), a subsidiary of Paulson, and NGRA, a subsidiary of the Company. NOVAGOLD, through NGRA, acquired an additional 10% interest in Donlin Gold for $200 million, increasing its stake to 60% of Donlin Gold, while Paulson, through DGH, acquired the remaining 40% interest for $800 million. Both owners have equal governance rights in Donlin Gold. The Donlin Gold Transaction marks a significant milestone in a long-term strategy to advance the Donlin Gold project. NOVAGOLD’s portion of the acquisition was funded through a combination of a public equity offering and a concurrent private placement.

Amended and Restated Limited Liability Company Agreement for Donlin Gold LLC

In connection with the closing of the Donlin Gold Transaction, NGRA, DGH and Donlin Gold entered into an amended and restated limited liability company agreement (the “A&R LLC Agreement”) governing Donlin Gold, pursuant to which the Company and Paulson have equal governance rights. NGRA had previously entered into a limited liability company agreement with Barrick Gold and Donlin Gold (the “Prior LLC Agreement”) dated December 1, 2007, as amended from time to time. Pursuant to the terms of the A&R LLC Agreement, the primary amendments to the Prior LLC Agreement consist of the following:

●	The deadlock provision contained in Article XVI of the Prior LLC Agreement has been replaced with a provision for non-binding mediation for dispute resolution.

●

Consistent with the Prior LLC Agreement, the funding for Donlin Gold will be shared by both parties based on their percentage ownership. For example, since NGRA holds 60% of the membership interests of Donlin Gold, it will have the responsibility to fund 60% of the expenses of Donlin Gold. However, regardless of the fact that DGH holds 40% of Donlin Gold, DGH and NGRA have equal governance rights. This adjustment to the parties’ voting interests, as set forth in the A&R LLC Agreement means that (i) NGRA’s voting percentage interests are defined as its membership interest from time to time less an absolute 10% and (ii) DGH’s voting percentage interests are defined as its membership interest from time to time plus an absolute 10%. For this reason, although NGRA holds 60% of the membership interests of Donlin Gold, it only has a 50% voting interest.

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

Backstop Agreement

In order to ensure available financing for the Company’s $200 million obligation under the MIPA, funding commitments of up to $170 million were obtained from Electrum, Paulson, and Kopernik Global Investors, LLC, on behalf of investment funds and accounts managed by them (“Kopernik”, together with Electrum and Paulson, the “Investors”) pursuant to a backstop agreement dated April 22, 2025 (“Backstop Agreement”). Pursuant to the Backstop Agreement, the Investors agreed to purchase, on a non-brokered, private placement basis, up to $170 million in the Company’s common shares at $3.00 per share, representing up to 56,666,667 common shares in the aggregate.

While the Company did not exercise its rights provided by the Backstop Agreement, in consideration for entering into the Backstop Agreement, the Company issued an aggregate of 25,500,000 warrants to purchase the Company’s common shares (the “Warrants”), with each Warrant entitling the holder thereof to purchase one common share (a “Warrant Share”) at an exercise price of $3.00 per Warrant Share for a period of five years from the date of issuance. The Warrants contain a “cashless exercise” feature, such that, in lieu of making the cash payment otherwise contemplated to be made upon such exercise of the Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of common shares determined according to a formula set forth in the Warrants. The Warrants were issued in the following amounts: (i) 12,750,000 Warrants to Paulson; (ii) 6,375,000 Warrants to Electrum; and (iii) 6,375,000 Warrants to Kopernik. During the three months ended February 28, 2026, 796,875 Warrants were exercised by way of the cashless exercise feature, resulting in the issuance of 569,333 NOVAGOLD shares and the cancellation of 227,542 Warrants to cover the exercise price. As at February 28, 2026, 24,703,125 Backstop Warrants remained outstanding.

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

First Quarter 2026 Financial Results

Net loss and loss per share in the first quarter of 2026 were $15.4 million and $0.04, respectively, compared to net loss and loss per share of $9.6 million and $0.03, respectively, in the first quarter of 2025. NOVAGOLD’s net loss during the first quarter of 2026 increased by $6.3 million from the comparable prior year period primarily due to higher expenditures at Donlin Gold following the commencement of BFS related activities including hiring for key roles on the Donlin Gold project team and higher general and administrative expenses at NOVAGOLD.

The Company’s share of Donlin Gold expenses in the first quarter of 2026 was $3.9 million higher than the comparative prior year period due to camp remaining open this winter, increased project activity following Fluor being awarded the lead engineering role for the Donlin Gold BFS in early February 2026 and the Company’s share of Donlin Gold expenditures increasing by 10% to 60% starting in the third quarter of 2025. General and administrative expenses increased in the first quarter of 2026 by $3.9 million from the comparable prior year period primarily due to higher professional fees and share-based compensation. Professional fees were elevated during the first quarter but remained in line with quarterly cadence expectations and are expected to decline from first quarter levels during the remainder of the year and remain within previously issued 2026 guidance. Share-based compensation expense in the first quarter increased by $0.9 million versus the comparative 2025 period primarily due to the issuance of two annual share award grants during the last twelve-month period contributing to a disproportionately larger share-based compensation expense during the quarter.

Liquidity and Capital Resources

Liquidity overview

The Company monitors its liquidity and capital resources on a regular basis to ensure it has sufficient liquidity and capital resources to meet its current operating and capital requirements. As of February 28, 2026, the Company had cash resources comprising cash and cash equivalents, term deposits, and marketable securities totaling approximately $394.2 million, which are sufficient to cover the anticipated funding costs in respect of the Donlin Gold project and corporate general and administrative costs for at least the next twelve months.

With the commencement of the Donlin Gold BFS during the first quarter of 2026, NOVAGOLD’s pro-rata share of Donlin Gold expenditures is expected to increase over the next 18 to 24 months from fiscal 2025 levels. The Company believes it is fully funded to complete the Donlin Gold BFS and to exercise its option to prepay the Barrick promissory note. The Company expects to raise additional capital at some point to support additional future activities, including the commencement of detailed engineering. As a result of a delinquent filing of a Form 8-K in June 2025, NOVAGOLD will not be eligible to use a Form S-3 registration statement to register its securities with the SEC until July 2026. This may adversely impact the Company’s ability to raise additional capital prior to that time.

Future funding to support developing the Donlin Gold project is anticipated to include, among other things, a combination of corporate debt and equity, project specific debt, and potentially a royalty, stream and government support. NOVAGOLD’s continued operations, in the longer term, are dependent on its ability to generate future cash flows and maintain sufficient capital resources. There is no assurance that the Company will be successful in its efforts to raise additional capital on favorable terms, or at all. For further information, refer to the section titled Item 1A. Risk Factors – Our ability to continue the exploration, permitting and development of the Donlin Gold project, to complete the Bankable Feasibility Study for the Donlin Gold project, to fund construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing in our Annual Report on Form 10-K.

NOVAGOLD’s anticipated operating expenditures during fiscal year 2026 are unchanged from previously issued guidance of approximately $98.5 million, including $78.8 million to fund the Donlin Gold project, and $19.7 million for corporate general and administrative costs.

The Company’s financial position includes the following as of February 28, 2026:

●	Cash and cash equivalents of $117.5 million, primarily held at three Canadian chartered banks with investment grade credit ratings.

●	Term deposits of $275.0 million held at two Canadian chartered banks and one large U.S. bank with investment grade credit ratings and maturities of less than one year.

●	Marketable securities valued at $1.7 million that are traded on active markets.

●

Promissory note payable to Barrick of $169.9 million, including accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note and accrued interest are payable from 85% of distributed processed products, cash and other assets, and payments of 5% of certain net proceeds specified in the promissory note. On June 3, 2025, the Company entered into an amended and restated secured promissory note with Barrick that provides the Company with an option to prepay the promissory note in full for $100 million on or before December 3, 2026.

Cash flows

In the first quarter of 2026, cash and cash equivalents increased by $7.4 million, primarily due to $310.2 million in proceeds from a private placement offering less $16.2 million of issuance costs and $4.1 million in proceeds from the sale of marketable securities partially offset by $270.0 million in net purchases of term deposits, $15.5 million in Donlin Gold funding and corporate general and administrative costs.

Cash used in operating activities during the first quarter of 2026 was $0.2 million lower than the comparative prior year period. Cash used in investing activities during the first quarter of 2026 increased by $278.7 million from the comparative prior year period primarily due to $270.0 million in net purchases of term deposits and $11.9 million in incremental Donlin Gold funding partially offset by $3.2 million in proceeds from the sale of marketable securities. Funding of Donlin Gold was higher in the first quarter of 2026 compared to the same period in 2025 due to increased activity following the commencement of the Donlin Gold BFS in early February 2026 and due to the Company’s share of Donlin Gold funding increasing by 10% to 60% starting in the third quarter for 2025.

Cash provided by financing activities during the first quarter of 2026 increased by $294.1 million from the comparative prior year period primarily due to $310.2 million in proceeds from a private placement offering less $16.2 million of issuance costs.

Outstanding share data

As of March 27, 2026, the Company had 438,780,614 common shares issued and outstanding. Also, as of March 27, 2026, the Company had: i) a total of 24,703,125 warrants outstanding with an exercise price of $3.00 per share; ii) a total of 9,606,600 stock options outstanding; 8,249,100 with a weighted-average exercise price of $5.41 per share and the remaining 1,357,500 of those stock options with a weighted-average exercise price of C$7.24 per share; and iii) 1,979,800 PSUs; and iv) 321,573 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 37,600,998 common shares.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, and term deposit investments. Cash and cash equivalents are primarily held at three Canadian chartered banks with investment grade credit ratings. All term deposits are held at two Canadian chartered banks and one large U.S. bank with investment grade credit ratings and maturities of less than one year.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of February 28, 2026, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.7 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2026. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

From time to time, the Company may be a party to litigation or legal proceedings that are considered ordinary routine litigation incidental to our business or not material. Notwithstanding the foregoing, please refer to the section titled Litigation in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K. The risk factors in our Annual Report on Form 10-K, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Increases in energy prices and inflationary pressures could materially increase our capital and operating costs and adversely affect the economic viability of our projects.

Global energy markets have experienced significant volatility, including increases in oil and fuel prices associated with geopolitical developments involving Iran and disruptions to shipping through the Strait of Hormuz. Prolonged disruptions in global energy supply or transportation routes may lead to sustained increases in oil and other energy prices.

Energy costs are a significant component of the cost of developing and operating mining projects. Sustained increases in the price of oil, fuel, power and other energy inputs may increase the cost of construction, transportation, equipment operation and the production and delivery of consumables used in mining operations. Higher energy prices may also contribute to broader inflationary pressures affecting the costs of labor, materials, equipment, reagents, contractors and other services required for the development and operation of our projects.

Estimated capital costs, operating costs, production levels and economic returns for the Donlin Gold project are based on assumptions regarding, among other things, input costs, energy prices, supply chains and inflation. If energy prices remain elevated or inflation persists, actual costs may be significantly higher than our current estimates. Higher costs or increased uncertainty regarding future costs could adversely affect project development decisions, reduce projected economic returns, require additional financing or result in delays in development or construction. Any of these factors could materially and adversely affect our business, financial condition, results of operations and the economic viability of our projects.

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

Date: April 1, 2026	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ Peter Adamek
Peter Adamek
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Underwriting Agreement, dated February 5, 2026, by and among NOVAGOLD Resources Inc., BMO Nesbitt Burns Inc., RBC Dominion Securities Inc., and Scotia Capital Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company filed with the SEC on February 5, 2026)

10.2

Form of Subscription Agreement, dated February 5, 2026, between NOVAGOLD Resources Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on February 5, 2026)

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