Form 10-Q
period 2026-05-31
NOVAGOLD RESOURCES INC
filed 2026-06-24
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2026

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

As of June 19, 2026, the Company had 438,780,614 common shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties; exploration results and budgets; mineral reserves and resource estimates; work programs; anticipated timing of updated reports and/or studies including the Donlin Gold (as defined below) bankable feasibility study and draft supplemental environmental impact statement; capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project; anticipated timing and impact of certain judicial and/or administrative decisions; continued support of the state and federal permitting process; future capital raising activities and their related dilutive effects; the anticipated use of net proceeds from previous offerings; sufficiency of working capital; repayment of the Barrick Mining Corporation promissory note; timelines and strategic plans, including our plans and expectations relating to the development, exploration, construction and operation of the Donlin Gold project; permitting and the timing thereof, including the anticipated timing of the dam safety design packages and the issuance of the Dam Safety Certificates; infrastructure development, including but not limited to potential natural gas pipeline development; the anticipated impact of the adoption of ASU 2025-11 on the Company’s consolidated financial statements; the Company’s market price; market prices for precious metals; or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

●	our ability to achieve production at the Donlin Gold project;
●	dependence on the cooperation of our co-owner in the exploration and development of the Donlin Gold project;
●	expectations regarding future gold prices and demand;
●	estimated capital costs, operating costs, production and economic returns;
●	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our mineral resource and mineral reserve estimates;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	assumptions that all necessary permits and governmental approvals will be obtained and retained, and the timing of such approvals;
●	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	our expectations regarding demand for equipment, skilled labor and services needed for the Donlin Gold project;
●	our activities not being adversely disrupted or impeded by development, operating or regulatory risks;
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
●

risks related to cooperation with Calista and TKC and our continued compliance with the mining lease and surface use agreement with each, respectively, for the Donlin Gold project subsurface mineral and surface rights;

●	ownership of the membership interests being contractually reduced;
●	risks related to failure of maintaining an effective system of disclosure controls;
●	our history of losses and expectation of future losses;
●	our concentrated property portfolio;

●	risks related to our ability to finance the development of the Donlin Gold project through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty of estimates of capital costs, operating costs, production and economic returns, including the impact of inflation thereon and increases in energy prices due to geopolitical tensions;
●	commodity price fluctuations;
●	risks related to market events and general economic conditions;
●	risks related to opposition to operations at our mineral exploration and development properties from non-governmental organizations or civil society;
●	the risk that permits and governmental approvals necessary to develop and operate the Donlin Gold project will not be available on a timely basis, subject to reasonable conditions, or at all;
●	uncertainties relating to the assumptions underlying our mineral reserve and mineral resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	risks related to the inability to develop or access the infrastructure required to construct and operate the Donlin Gold project;
●	uncertainty related to title to the Donlin Gold project;
●	risks related to our largest shareholder;
●	risks related to conflicts of interests of some of the directors and officers of the Company;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	credit, liquidity, interest rate and currency risks;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	As of May 31, 2026	As of November 30, 2025
ASSETS
Cash and cash equivalents	$78,216	$110,143
Term deposits	292,000	5,000
Other assets (Note 6)	5,823	2,344
Current assets	376,039	117,487
Investment in Donlin Gold (Note 5)	221,990	213,202
Other assets (Note 6)	715	5,224
	$598,744	$335,913

LIABILITIES
Accounts payable and accrued liabilities	$1,380	$1,981
Accrued payroll and related benefits	1,613	2,656
Other liabilities (Note 8)	340	301
Current liabilities	3,333	4,938
Promissory note (Note 7)	173,649	166,296
Other liabilities (Note 8)	745	885
	177,727	172,119

EQUITY (DEFICIT)
Common shares	2,548,493	2,251,741
Contributed surplus	138,089	136,690
Accumulated deficit	(2,240,519)	(2,199,591)
Accumulated other comprehensive loss	(25,046)	(25,046)
	421,017	163,794
	$598,744	$335,913

Commitments and contingencies (Notes 7 and 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on June 22, 2026. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang                  /s/ Hume Kyle

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Operating expenses:
General & administrative (Note 11)	$8,919	$5,819	$17,618	$10,621
Equity loss – Donlin Gold (Note 5)	16,868	6,463	23,084	8,762
	25,787	12,282	40,702	19,383

Loss from operations	(25,787)	(12,282)	(40,702)	(19,383)

Other (expense) income:
Warrant expense (Note 9)	—	(39,607)	—	(39,607)
Interest expense – promissory note (Note 7)	(3,745)	(3,707)	(7,353)	(7,273)
Interest income	4,048	1,585	5,692	2,620
Other (expense) income, net (Note 12)	(9)	(264)	1,435	252
Net loss	(25,493)	(54,275)	(40,928)	(63,391)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	556	—	60

Comprehensive loss	$(25,493)	$(53,719)	$(40,928)	$(63,331)

Net loss per common share – basic and diluted	$(0.06)	$(0.15)	$(0.10)	$(0.19)

Weighted average shares outstanding
Basic and diluted (thousands)	438,779	350,213	427,081	342,513

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Operating activities:
Net loss	$(25,493)	$(54,275)	$(40,928)	$(63,391)
Adjustments:
Equity loss – Donlin Gold (Note 5)	16,868	6,463	23,084	8,762
Share-based compensation (Note 13)	2,268	1,410	4,151	2,393
Warrant Expense (Note 9)	—	39,607	—	39,607
Interest expense on promissory note (Note 7)	3,745	3,707	7,353	7,273
Change in fair value of marketable securities (Note 12)	(50)	(97)	(1,346)	(283)
Foreign exchange (gain) loss (Note 12)	62	379	(86)	49
Other operating adjustments	5	6	11	15
Change in operating assets and liabilities
Other assets	(2,648)	(965)	(2,238)	(1,166)
Accounts payable and accrued liabilities	(1,985)	1,451	(598)	1,050
Accrued payroll and related benefits	840	702	(1,047)	(1,060)
Income taxes payable	—	—	—	(214)
Remediation liability	(13)	(17)	(19)	(124)
Net cash used in operating activities	(6,401)	(1,629)	(11,663)	(7,089)

Investing activities:
Proceeds from term deposits	—	59,000	5,000	93,000
Purchases of term deposits	(17,000)	(25,000)	(292,000)	(59,000)
Funding of Donlin Gold	(16,326)	(6,799)	(31,872)	(10,413)
Proceeds from sale of marketable securities	488	—	4,617	952
Net cash used in investing activities	(32,838)	27,201	(314,255)	24,539

Financing activities:
Proceeds from issuance of equity (Note 9)	—	243,839	310,200	243,839
Payments for costs related to equity issuance (Note 9)	—	(9,734)	(16,200)	(9,734)
Payments of withholding tax on share-based compensation	—	—	—	(82)
Net cash provided by (used in) financing activities	—	234,105	294,000	234,023

Effect of exchange rate changes on cash and cash equivalents	(38)	90	(9)	39
Net change in cash and cash equivalents	(39,277)	259,767	(31,927)	251,512
Cash and cash equivalents at beginning of period	117,493	33,969	110,143	42,224
Cash and cash equivalents at end of period	$78,216	$293,736	$78,216	$293,736

Supplemental disclosures of cash flow information:
Interest and dividends received	$1,170	$1,158	$2,247	$1,915
Income taxes paid	$—	$—	$—	$223

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, US dollars and shares in thousands)

	Six months ended May 31, 2026
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2025	406,932	$2,251,741	$136,690	$(2,199,591)	$(25,046)	$163,794
Share-based compensation	—	—	1,883	—	—	1,883
Private placement, net (Note 9)	31,020	294,000	—	—	—	294,000
Stock options exercised	217	1,408	(1,408)	—	—	—
Warrants exercised (Note 9)	569	1,235	(1,235)	—	—	—
Net loss	—	—	—	(15,435)	—	(15,435)
February 28, 2026	438,738	$2,548,384	$135,930	$(2,215,026)	$(25,046)	$444,242
Share-based compensation	—	—	2,268	—	—	2,268
Stock options exercised	42	109	(109)	—	—	—
Net loss	—	—	—	(25,493)	—	(25,493)
May 31, 2026	438,780	$2,548,493	$138,089	$(2,240,519)	$(25,046)	$421,017

	Six months ended May 31, 2025
						Total
	Common shares		Contributed	Accumulated		(deficit)
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2024	334,567	$1,989,245	$93,377	$(2,104,932)	$(25,106)	$(47,416)
Share-based compensation	—	—	983	—	—	983
Performance share units (PSUs) settled in shares	79	2,130	(2,130)	—	—	—
Withholding tax on PSUs	—	—	(81)	—	—	(81)
Net loss	—	—	—	(9,116)	—	(9,116)
Other comprehensive income	—	—	—	—	(496)	(496)
February 28, 2025	334,646	$1,991,375	$92,149	$(2,114,048)	$(25,602)	$(56,126)
Share-based compensation	—	—	1,410	—	—	1,410
Equity offering (Note 9)	65,024	234,105	—	—	—	234,105
Deferred share units (DSUs) settled in shares	50	225	(225)	—	—	—
Warrants (Note 9)	—	—	39,607	—	—	39,607
Net loss	—	—	—	(54,275)	—	(54,275)
Other comprehensive loss	—	—	—	—	556	556
May 31, 2025	399,720	$2,225,705	$132,941	$(2,168,323)	$(25,046)	$165,277

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

The functional currency of the Company is the U.S. dollar. Prior to April 22, 2025, the functional currency of NOVAGOLD, the parent company, was the Canadian dollar. Management reassessed the functional currency of the parent company, NOVAGOLD, and determined that as of April 22, 2025, given the increasing prevalence of U.S. dollar denominated activities and financing transactions, its functional currency changed from the Canadian dollar to the U.S. dollar. Prior to April 22, 2025, the effects of translating the Company’s Canadian operations from the Canadian dollar to the U.S. dollar were recorded in Other comprehensive income (loss) and Accumulated other comprehensive loss. The change in functional currency was accounted for prospectively from April 22, 2025, and prior period consolidated financial statements were not restated. Previously recorded cumulative translation adjustments were not reversed.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosures of relevant income statement expenses to improve financial reporting by enhancing transparency in the notes to the financial statements, specifically regarding expense categories. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2028, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 4 – NOTES RECEIVABLE

Galore Creek

On July 27, 2018, the Company sold its interest in the Galore Creek project to a subsidiary of Newmont for cash proceeds of $100,000 on closing, a $75,000 note due upon the earlier of the completion of a Galore Creek pre-feasibility study or July 27, 2021, a $25,000 note due upon the earlier of the completion of a Galore Creek feasibility study or July 27, 2023, and a contingent note for $75,000 due upon approval of a Galore Creek project construction plan by the owner(s). The Company received from Newmont $75,000 on July 27, 2021, and $25,000 on July 27, 2023.

No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment has not changed as of May 31, 2026. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

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

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Balance – beginning of period	$222,532	$3,912	$213,202	$2,597
Share of losses:
Mineral property expenditures	(16,735)	(6,335)	(22,827)	(8,505)
Depreciation	(121)	(118)	(233)	(237)
Accretion	(12)	(10)	(24)	(20)
	(16,868)	(6,463)	(23,084)	(8,762)
Funding	16,326	6,799	31,872	10,413
Balance – end of period	$221,990	$4,248	$221,990	$4,248

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

	As of May 31,	As of November 30,
	2026	2025
Economic interest of Donlin Gold held	60%	60%
Company’s share of Donlin Gold assets and liabilities held
Current assets: Cash, prepaid expenses, and other receivables	$22,466	$5,591
Non-current assets: Right-of-use assets, property and equipment	2,449	1,295
Non-current assets: Mineral property	39,185	39,185
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(10,620)	(2,688)
Non-current liabilities: Reclamation and lease obligations	(2,290)	(1,032)
Net assets	$51,190	$42,351

NOTE 6 – OTHER ASSETS

	As of May 31, 2026	As of November 30, 2025
Other current assets:
Accounts receivable	$57	$62
Interest receivable	3,646	201
Receivable from Donlin Gold	267	1,044
Prepaid expenses	640	1,037
Marketable equity securities	1,213	—
	$5,823	$2,344

Other long-term assets:
Marketable equity securities	$—	$4,406
Right-of-use assets	630	722
Office equipment	85	96
	$715	$5,224

During the first and second quarters of 2026, management sold a portion of its marketable equity securities and anticipates selling the remaining positions within the next 12 months. As such, the marketable equity securities were reclassified to Other current assets during the first quarter of 2026.

NOTE 7 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $173,649, comprising $158,916 in principal, and $14,733 in accrued interest at U.S. prime plus 2%, compounded semi-annually. The original promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of distributed processed products, cash and other assets from Donlin Gold, and payments of 5% of certain net proceeds specified in the promissory note. The carrying value of the promissory note is based on accrued interest at U.S. prime plus 2%. The fair value of the promissory note approximates its prepayment option amount of $100,000 (Note 10).

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

Changes in the Company’s Promissory Note are summarized as follows:

	Six months ended May 31, 2026	Twelve months ended November 30, 2025
Balance – beginning of period	$166,296	$151,522
Interest expense on promissory note	7,353	14,774
Balance – end of period	$173,649	$166,296

NOTE 8 – OTHER LIABILITIES

	As of May 31, 2026	As of November 30, 2025
Other current liabilities:
Remediation liabilities	$155	$124
Lease obligations	185	177
	$340	$301

Other long-term liabilities:
Remediation liabilities	$250	$300
Lease obligations	495	585
	$745	$885

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

Changes in the Company’s outstanding Backstop Warrants are summarized as follows:

	Six months ended May 31, 2026	Twelve months ended November 30, 2025
Balance – beginning of year	25,500,000	—
Issued during period	—	25,500,000
Exercised – shares issued	(569,333)	—
Cashless exercise – warrants cancelled	(227,542)	—
Balance – end of period	24,703,125	25,500,000

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

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, marketable equity securities, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its prepayment option amount of $100,000 (Note 7). The promissory note’s carrying value is based on accrued interest at U.S. prime plus 2%. The fair values of the Company’s other financial instruments approximate their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was $1,213 as of May 31, 2026 ($4,406 as of November 30, 2025), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Share-based compensation (Note 13)	$2,268	$1,410	$4,151	$2,393
Salaries and benefits	2,032	1,787	3,987	3,793
Professional fees	3,305	1,358	6,878	2,221
Office expense	797	853	1,639	1,541
Corporate communications and regulatory	512	406	952	662
Depreciation	5	5	11	11
	$8,919	$5,819	$17,618	$10,621

NOTE 12 – OTHER (EXPENSE) INCOME, NET

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Change in fair market value of marketable securities	$50	$97	$1,346	$283
Fuel tax credit	—	18	—	18
Foreign exchange gain (loss)	(62)	(379)	86	(49)
Other	3	—	3	—
	$(9)	$(264)	$1,435	$252

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 13 – SHARE-BASED COMPENSATION

The following table shows the recognized share-based compensation expense by award type:

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Stock options	$1,570	$780	$2,809	$1,239
Performance share unit plan	618	560	1,192	1,015
Deferred share unit plan	80	70	150	139
	$2,268	$1,410	$4,151	$2,393

Stock options

A summary of stock options outstanding and activity during the six months ended May 31, 2026 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2025	9,663,767	$5.32
Granted	1,232,200	8.73
Exercised – shares issued	(259,177)	6.35
Cashless exercise – options cancelled	(336,757)	6.35
Expired	(674,300)	9.91
Forfeited	(78,699)	4.20
May 31, 2026	9,547,034	$5.39	2.82	$30,541
Vested and exercisable as of May 31, 2026	5,502,548	$5.19	2.03	$18,591

The following table summarizes key stock option valuation inputs and other information regarding the option grants:

	Six months ended May 31,
	2026	2025
Weighted-average assumptions used to value stock option awards:
Expected volatility	57.1%	52.8%
Risk-free interest rate	3.57%	3.63%
Expected forfeiture rate	3.2%	3.3%
Expected dividend rate	—%	—%
Expected term of options (years)	4	4

Weighted-average grant-date fair value	$4.13	$1.94
Intrinsic value of options exercised	$3,066	$—
Cash received from options exercised	$—	$—

As of May 31, 2026, the Company had $6,484 of unrecognized compensation cost related to 4,044,486 non-vested stock options expected to be recognized and vest over a period of approximately 2.68 years.

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

A summary of PSU awards outstanding and activity during the six months ended May 31, 2026 are as follows:

	Number of PSU awards	Weighted- average exercise price per award	Aggregate intrinsic value
November 30, 2025	2,074,300	$4.65
Expired	(495,500)	5.78
Forfeited	(102,300)	4.14
Granted	425,900	9.11
May 31, 2026	1,902,400	$5.38	$11,820

The following table summarizes key PSU valuation inputs and other information regarding the PSU grants:

	Six months ended
	May 31,	May 31,
	2026	2025
Weighted-average assumptions used to value PSU awards:
Expected volatility of Company shares	59.3%	54.8%
Expected volatility of TSX index	31.4%	29.7%
Expected correlation between Company shares and TSX	59.0%	63.2%
Risk-free interest rate	2.47%	2.60%
Expected term of PSUs (years)	3	3

Number of PSUs granted	425,900	849,200
Weighted-average grant-date fair value	$9.11	$4.41

As of May 31, 2026, the Company had $6,275 of unrecognized compensation cost related to 1,902,400 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.68 years.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $461 and $891 in the three and six months ended May 31, 2026, respectively ($156 and $332 in the three and six months ended May 31, 2025, respectively). As of May 31, 2026, the Company has accounts receivable from Donlin Gold of $267 (November 30, 2025: $1,044) included in Other current assets.

As consideration for providing a backstop commitment to the Company on April 22, 2025, NOVAGOLD issued Backstop Warrants (Note 9) to three institutional investors, one of which was Electrum Strategic Resources L.P. (“Electrum”). The Backstop Warrants had an estimated aggregate fair value at grant of $39,607. Electrum received 6,375,000 Backstop Warrants having a fair value of approximately $9,902. Dr. Thomas Kaplan, NOVAGOLD’s Chairman of the Board, is the Chairman and Chief Executive Officer of The Electrum Group LLC, an affiliate of Electrum. Electrum is the largest shareholder of NOVAGOLD.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Additionally, Electrum was one of two institutional investors who participated in the private placement component of the May 2025 Offering as described in Note 9. Electrum purchased 13,333,334 shares of NOVAGOLD in the May 2025 Offering for $50,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and six-month periods ended May 31, 2026 and May 31, 2025. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR+ at www.sedarplus.ca. References herein to $ refer to United States dollars and C$ to Canadian dollars, except as otherwise specified.

Paulson are investment funds managed by Paulson Advisers LLC.

Paul Chilson, P.E., who is the Manager, Mine Engineering for NOVAGOLD and a “qualified person” under National Instrument 43-101 – Standards of Disclosure for Mineral Projects and the Securities and Exchange Commission’s (SEC) current mining disclosure rules has approved the scientific and technical information contained herein.

Highlights

Fluor Corporation (“Fluor”), as lead engineering firm, continues to integrate major work packages and coordinate technical workstreams with specialist contractors WSP USA, Inc. (“WSP”), Worley Alaska, Inc. (“Worley”), and Hatch Ltd. (“Hatch”) supporting the Donlin Gold project’s ongoing Bankable Feasibility Study (BFS) update. Work is advancing on key infrastructure and unit operations, including the on-site power plant, natural gas pipeline, pressure oxidation circuit, and oxygen plant, as part of a disciplined approach to support a high-quality BFS.

In support of the continued advancement of the BFS and the broader progression of the Donlin Gold project toward construction readiness and eventual commercial operation, management continues to assess key project requirements and advance recruitment efforts for critical positions.

NOVAGOLD had liquidity of $370.2 million in cash and term deposits as of May 31, 2026, which we believe is sufficient to complete the Donlin Gold BFS, exercise our option to prepay the Barrick promissory note later in 2026 and cover corporate general and administrative costs for at least the next twelve months.

Company Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold, a limited liability company which, following the closing of the Donlin Gold Transaction (as defined below) on June 3, 2025, is owned 60% by a wholly-owned subsidiary of NOVAGOLD and 40% by a wholly-owned subsidiary of Paulson. While NOVAGOLD has a 60% economic interest in Donlin Gold LLC (“Donlin Gold”), governance of Donlin Gold is shared equally by NOVAGOLD and Paulson. We account for our interest in the Donlin Gold project using the equity method, which results in our 60% share of Donlin Gold’s expenses being recorded as a single line item in the income statement as an operating loss.

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

Donlin Gold Project

Donlin Gold has engaged extensively with communities, stakeholders, and government representatives across the Yukon-Kuskokwim (Y-K) region, Alaska, and Washington, D.C., supporting project development and permitting.

The project is located on private lands selected under the 1971 Alaska Native Claims Settlement Act, setting it apart from most other mining assets in Alaska, and guiding outreach efforts. The Native Corporation landowners, Calista Corporation (“Calista”), owner of the mineral rights, and The Kuskokwim Corporation (TKC), owner of the surface estate, are pivotal for the future of the project, driving our continued local engagement and providing economic benefits to the region, the State of Alaska, and its stakeholders.

Decades of outreach with over 60 regional communities have created important relationships, fostered knowledge sharing and reinforced the project’s social license. The Donlin Gold team remains committed to advancing the project responsibly through transparent and respectful engagement.

In the second quarter 2026, regional presentations made to key associations provided an opportunity to share a project update and overview of Donlin Gold’s community relations efforts. It also included a Calista panel discussion on local revenue sharing provisions between the Alaska Native Corporations to support constructive dialogue regarding the project. Donlin Gold conducted regional community and shareholder engagement, including villages along the Kuskokwim River with visits to 11 Y-K communities, alongside Calista and TKC to support continued dialogue and relationship-building. Another Subsistence Community Advisory Committee meeting was held and focused on the introduction of the Subsistence Plan and the Barge Communication Plan, strengthening communication and coordination with subsistence users and regional stakeholders.

In government relations and external affairs, representatives from NOVAGOLD and Donlin Gold participated in multiple legislative and advocacy events, including the Alaska Chamber of Commerce and Resource Development Council legislative fly-in, Alaska Day on the Hill in Washington, D.C., the Alaska Mining Forum, and the Women in Resources reception, alongside 16 trade associations, that also featured Donlin-focused stakeholder meetings. Government engagement with senators and representatives in the second quarter – along with federal and state agencies including the Alaska Department of Natural Resources (ADNR), Department of Labor & Workforce Development, Congressional Delegation State Directors, Bureau of Land Management (BLM), and Department of the Interior (DOI), focused on the pipeline corridor updates, geotechnical fieldwork, permitting, workforce, infrastructure, and regional logistics. Briefings were given to U.S. Senate candidates and the Y-K Health Corporation Board to share updates on ongoing project activities and regional engagement efforts.

NOVAGOLD is committed to education, community wellness, cultural preservation, ecological stewardship, and best practices that enhance the economic, health, and social well-being of our employees, the people of the Y-K region, and surrounding communities. Donlin Gold supports these efforts through fisheries studies, environmental activities, subsistence initiatives, and grants, while recognizing the importance of the region’s traditions and subsistence way of life, where environmental health is paramount. In the second quarter of 2026 a range of activities and projects were carried out around regional sporting and cultural events, including the Iditarod, Native Youth Olympics state tournament, Bethel Wrestling Club event, and the Donlin Gold Classic Invitational Basketball Tournament. Donlin Gold supported education, cultural, health, and safety initiatives across the Y-K region, including outreach to regional communities on the Clean Up Green Up program and involvement in programs such as Camp Fire Alaska, the Lower Yukon School District Career Fair, and the University of Alaska Rural Alaska Honors Institute program. Additionally, the project supported community and youth-focused activities that promote inclusion, wellness, and support literacy and access to educational resources, including the Special Olympics Alaska Y-K Delta event, Kuspuk School District environmental programs, and the Bethel Community Services Foundation Library program.

Our share of funding for the Donlin Gold project in the second quarter and first six months of 2026 was $16.3 million and $31.9 million, respectively. We expect our total annual Donlin Gold funding to be in line with our fiscal 2026 guidance of $78.8 million as we continue to advance the Donlin Gold BFS.

Permitting

Donlin Gold is a federally permitted project on private land designated for mining. Permitting in Alaska is a substantial undertaking supported by a diligent, thorough, transparent, and inclusive process for all involved, including stakeholders from the Y-K region. Completion of the Detailed Design Packages continues to be anticipated by the end of 2026/early 2027, with potential issuance of the Dam Safety Certificates in 2028.

Upholding current permits and working to secure key state approvals

Donlin Gold continued to support the state and federal agencies defending their permits in the litigation described below.

NOVAGOLD continues to support the State of Alaska in defending the Department of Environmental Conservation’s (ADEC) Clean Water Act Section 401 Water Quality Certification (the “401 Certification”), which is the only remaining challenge to Donlin Gold’s permits in state court. On May 6, 2025, the Alaska Superior Court upheld ADEC’s issuance of the 401 Certification. Earthjustice filed an appeal in the Alaska Supreme Court and filed their opening brief on September 16, 2025. Donlin Gold’s and the State of Alaska’s briefs were filed on November 25, 2025, and Earthjustice’s reply brief was filed on January 9, 2026. Oral argument was held on June 3, 2026. A decision from the Court is currently pending.

On April 5, 2023, Earthjustice representing the Orutsararmiut Traditional Native Council and six Y-K villages filed suit against the U.S. government in the U.S. District Court for Alaska (the “Federal District Court”) asking the Federal District Court to invalidate the Donlin Gold Joint Record of Decision (JROD), which included the U.S. Army Corps of Engineer’s (“Corps”) issuance of the 404 permit and the DOI, BLM’s issuance of the ROW lease for the portions of the pipeline on Federal lands. The U.S. Department of Justice (DOJ) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold, and Calista were granted intervenor status in this case. The DOJ filed their brief supporting the issuance of the JROD and the sufficiency of the environmental analysis in the Final Environmental Impact Statement on April 2, 2024. Amicus briefs supporting the project were filed by the village of Crooked Creek and the Alaska federal Congressional delegation. Oral arguments were held on June 24, 2024, and the Federal District Court issued a decision on September 30, 2024. The decision rejected the plaintiffs’ arguments on two of the three issues raised in the litigation but agreed with plaintiffs that the federal agencies took too narrow of a view in analyzing the impact of a theoretical release from the tailings’ storage facility. The Federal District Court requested supplemental briefing on the appropriate remedy for addressing this issue. On October 7, 2024, the plaintiffs filed a request for reconsideration on one of the issues on which the Federal District Court had ruled against the plaintiffs and, at DOJ’s request, the Federal District Court suspended the schedule for briefing on the appropriate remedy until after the Federal District Court ruled on plaintiffs’ motion for reconsideration. On December 23, 2024, the Federal District Court denied plaintiffs’ request for reconsideration. Remedy briefing was completed in March 2025 and oral argument on remedy was held May 9, 2025. On June 10, 2025, the Federal District Court issued an order denying Earthjustice’s request to vacate the permits and remanding the case to the agencies to supplement the National Environmental Policy Act analysis on the narrow issue regarding the analysis of a potential larger release from the tailings storage facility. The Court retained jurisdiction over the case during the remand and ordered the agencies to file periodic status updates with the court. The Corps, in consultation with BLM and other federal agencies, will be the lead agency for this Supplemental Environmental Impact Statement (SEIS) process to ensure a transparent, science-based review that provides the public and decision-makers with complete and accurate information. On October 27, 2025, Donlin Gold was also formally accepted into the Fixing America’s Transportation Act (FAST-41) program and coordinated by the Federal Permitting Improvement Steering Council. The FAST-41 is a federal initiative that increases transparency, accountability, and predictability in permitting. A Notice of Intent to prepare a SEIS was issued in January 2026, and the public comment period for the scoping process closed in February 2026. The Corps and cooperating agencies will review and consider comments received and proceed with preparation of the draft SEIS which is anticipated to be published in September 2026 in accordance with the coordinated FAST-41 permitting schedule.

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

Financing Activities During 2026

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

While the Company did not exercise its rights provided by the Backstop Agreement, in consideration for entering into the Backstop Agreement, the Company issued an aggregate of 25,500,000 warrants to purchase the Company’s common shares (the “Warrants”), with each Warrant entitling the holder thereof to purchase one common share (a “Warrant Share”) at an exercise price of $3.00 per Warrant Share for a period of five years from the date of issuance. The Warrants contain a “cashless exercise” feature, such that, in lieu of making the cash payment otherwise contemplated to be made upon such exercise of the Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of common shares determined according to a formula set forth in the Warrants. The Warrants were issued in the following amounts: (i) 12,750,000 Warrants to Paulson; (ii) 6,375,000 Warrants to Electrum; and (iii) 6,375,000 Warrants to Kopernik. During the six months ended May 31, 2026, 796,875 Warrants were exercised by way of the cashless exercise feature, resulting in the issuance of 569,333 NOVAGOLD shares and the cancellation of 227,542 Warrants to cover the exercise price. As at May 31, 2026, 24,703,125 Backstop Warrants remained outstanding.

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

Concurrently with the public offering announced in May 2025, the Company completed a private placement offering on May 9, 2025 of 17,173,853 common shares at a price equal to the public offering price for aggregate gross proceeds of approximately $64.4 million with Electrum and investment funds and accounts managed by Kopernik Global Investors, LLC (each a “Placement Investor”). The Company entered into a Subscription Agreement dated May 7, 2025 (the “Subscription Agreement”) with each of the Placement Investors setting out the terms of the concurrent private placement, which included similar resale registration rights as contained in the Backstop Agreement. The concurrent private placement closed on May 9, 2025.

Second Quarter 2026 Financial Results

Net loss and loss per share in the second quarter of 2026 were $25.5 million and $0.06, respectively, compared to net loss and loss per share of $54.3 million and $0.15, respectively, in the second quarter of 2025. NOVAGOLD’s net loss during the second quarter of 2026 decreased by $28.8 million from the comparable prior year period primarily due to a $39.6 million non-cash charge recognized in the prior year related to warrants issued under the Backstop Agreement signed on April 22, 2025 and higher interest income in 2026 partially offset by higher expenditures at Donlin Gold due to ongoing BFS activities and higher general and administrative expenses at NOVAGOLD.

The Company’s share of Donlin Gold expenses in the second quarter of 2026 was $10.4 million higher than the comparative prior year period due to ongoing 2026 activities by Fluor, WSP, Worley and Hatch to advance Donlin Gold’s BFS update and the Company’s share of Donlin Gold expenditures increasing by 10% to 60% starting in the third quarter of 2025. General and administrative expenses increased in the second quarter of 2026 by $3.1 million from the comparable prior year period primarily due to higher professional fees, share-based compensation and employee compensation. Professional fees were elevated during the second quarter and the first six months of 2026 but remained generally in line with quarterly cadence expectations and are expected to decline during the remainder of the year. Share-based compensation expense in the second quarter increased by $0.9 million versus the comparative 2025 period primarily due to the issuance of two annual share award grants during the trailing twelve-month period contributing to a disproportionately larger share-based compensation expense during the second quarter and the first six months of 2026.

Net loss and loss per share for the six months ended May 31, 2026 were $40.9 million and $0.10, respectively, compared to net loss and loss per share of $63.4 million and $0.19, respectively, for the first six months of 2025. NOVAGOLD’s net loss during the first six months of 2026 decreased by $22.5 million from the comparable prior year period primarily due to the same reasons discussed above.

Liquidity and Capital Resources

Liquidity overview

The Company monitors its liquidity and capital resources on a regular basis to ensure it has sufficient liquidity and capital resources to meet its current operating and capital requirements. As of May 31, 2026, the Company had cash resources comprising cash and cash equivalents, term deposits, and marketable securities totaling approximately $371.4 million, which we believe is sufficient to complete the Donlin Gold BFS, exercise our option to prepay the Barrick promissory note later in 2026 and cover corporate general and administrative costs for at least the next twelve months.

With the commencement of the Donlin Gold BFS in early-2026, NOVAGOLD’s share of Donlin Gold expenditures is expected to increase over the next 15 to 21 months compared to historical levels. The Company believes it is fully funded to complete the Donlin Gold BFS and intends to exercise its option to prepay the Barrick promissory note in 2026. The Company expects to raise additional capital at some point to support additional future activities, including the commencement of detailed engineering. As a result of a delinquent filing of a Form 8-K in June 2025, NOVAGOLD will not be eligible to use a Form S-3 registration statement to register its securities with the SEC until July 2026.

Future funding to support developing the Donlin Gold project is anticipated to include, among other things, a combination of corporate debt and equity, project specific debt, infrastructure financing and potentially a royalty, stream and/or government support. NOVAGOLD’s continued operations, in the longer term, are dependent on its ability to generate future cash flows and maintain sufficient capital resources. There is no assurance that the Company will be successful in its efforts to raise additional capital on favorable terms, or at all. For further information, refer to the section titled Item 1A. Risk Factors – Our ability to continue the exploration, permitting and development of the Donlin Gold project, to complete the Bankable Feasibility Study for the Donlin Gold project, to fund construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing in our Annual Report on Form 10-K.

NOVAGOLD’s anticipated operating expenditures during fiscal year 2026 are unchanged from previously issued guidance of approximately $98.5 million, including $78.8 million to fund the Donlin Gold project, and $19.7 million for corporate general and administrative costs.

The Company’s financial position includes the following as of May 31, 2026:

●	Cash and cash equivalents of $78.2 million, primarily held at three Canadian chartered banks with investment grade credit ratings.

●	Term deposits of $292.0 million held at two Canadian chartered banks and one large U.S. bank with investment grade credit ratings and maturities of less than one year.

●	Marketable securities valued at $1.2 million that are traded on active markets.

●

Promissory note payable to Barrick of $173.6 million, including accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note and accrued interest are payable from 85% of distributed processed products, cash and other assets, and payments of 5% of certain net proceeds specified in the promissory note. On June 3, 2025, the Company entered into an amended and restated secured promissory note with Barrick that provides the Company with an option to prepay the promissory note in full for $100 million on or before December 3, 2026.

Cash flows

In the second quarter of 2026, cash and cash equivalents decreased by $39.3 million, primarily due to $17.0 million in purchases of term deposits, $16.3 million in Donlin Gold funding and $6.4 million in corporate general and administrative costs, less $0.5 million in proceeds from the sale of marketable securities.

Cash used in operating activities during the second quarter of 2026 was $4.8 million higher than the comparative prior year period. Cash used in investing activities during the second quarter of 2026 increased by $60.0 million from the comparative prior year period primarily due to $51.0 million lower net redemption of term deposits and $9.5 million in incremental Donlin Gold funding partially offset by $0.5 million in proceeds from the sale of marketable securities. Funding of Donlin Gold was higher in the second quarter of 2026 compared to the same period in 2025 due to the commencement of the Donlin Gold BFS in early-2026 and due to the Company’s share of Donlin Gold funding increasing by 10% to 60% starting in the third quarter of 2025.

Cash provided by financing activities during the second quarter of 2026 decreased by $234.1 million from the comparative prior year period primarily due to a $243.8 million public equity offering and concurrent private placement in the prior year period less $9.7 million of issuance costs.

Outstanding Share Data

As of June 19, 2026, the Company had 438,780,614 common shares issued and outstanding. Also, as of June 19, 2026, the Company had: i) a total of 24,703,125 warrants outstanding with an exercise price of $3.00 per share; ii) a total of 9,547,034 stock options outstanding; 8,189,534 with a weighted-average exercise price of $5.42 per share and the remaining 1,357,500 of those stock options with a weighted-average exercise price of C$7.24 per share; and iii) 1,902,400 PSUs; and iv) 331,338 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 37,435,097 common shares.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including credit and interest rate risks.

Credit risk

Concentration of credit risk exists with respect to our cash and cash equivalents, and term deposit investments. Cash and cash equivalents are primarily held at three Canadian chartered banks with investment grade credit ratings. All term deposits are held at two Canadian chartered banks and one large U.S. bank with investment grade credit ratings and have maturities of less than one year.

Interest rate risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of May 31, 2026, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.7 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2026. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

From time to time, the Company may be a party to litigation or legal proceedings that are considered ordinary routine litigation incidental to our business or not material. Notwithstanding the foregoing, please refer to the sections titled Litigation in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K and Upholding current permits and working to secure key state approvals in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

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

Date: June 24, 2026	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ Peter Adamek
Peter Adamek
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2004 Stock Award Plan of NOVAGOLD Resources Inc. (as amended) (incorporated by reference to Appendix A to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 25, 2026)
10.2	NOVAGOLD Resources Inc. 2009 Performance Share Unit Plan (as amended) (incorporated by reference to Appendix C to Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 25, 2026)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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