Form 10-Q
period 2026-08-31
NOVAGOLD RESOURCES INC
filed 2026-10-08
CIK 1173420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2026

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

As of October 2, 2026, the Company had 438,815,994 common shares, no par value, outstanding.

NOVAGOLD RESOURCES INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of Canadian securities laws and the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in our operations in future periods, anticipated timing of the completion of Transactions (as defined below), planned exploration activities, the adequacy of our financial resources and other events or conditions that may occur in the future. These forward-looking statements may include statements regarding perceived merit of properties; exploration results and budgets; mineral reserves and resource estimates; work programs; anticipated timing of updated reports and/or studies including the Donlin Gold (as defined below) bankable feasibility study and draft supplemental environmental impact statement; the anticipated effects of the Transactions, including the accounting impacts thereof; capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project; anticipated timing and impact of certain judicial and/or administrative decisions; continued support of the state and federal permitting process; future capital raising activities and their related dilutive effects; the anticipated use of net proceeds from previous offerings; sufficiency of working capital; repayment of the Barrick Mining Corporation promissory note and the timing thereof; timelines and strategic plans, including our plans and expectations relating to the development, exploration, construction and operation of the Donlin Gold project; permitting and the timing thereof, including the anticipated timing of the dam safety design packages and the issuance of the Dam Safety Certificates; infrastructure development, including but not limited to potential natural gas pipeline development; the anticipated impact of the adoption of ASU 2025-11 on the Company’s consolidated financial statements; the Company’s market price; market prices for precious metals; or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

●	our ability to achieve production at the Donlin Gold project;

●	receipt of the required approvals to complete the Transactions;

●	dependence on the cooperation of our co-owner in the exploration and development of the Donlin Gold project;

●	expectations regarding future gold prices and demand;

●	estimated capital costs, operating costs, production and economic returns;

●	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying our mineral resource and mineral reserve estimates;

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

●	assumptions that all necessary permits and governmental approvals will be obtained and retained, and the timing of such approvals;

●	assumptions made in the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	our expectations regarding demand for equipment, skilled labor and services needed for the Donlin Gold project;

●	our activities not being adversely disrupted or impeded by development, operating or regulatory risks;

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

●

risks related to cooperation with Calista Corporation and The Kuskokwim Corporation and our continued compliance with the mining lease and surface use agreement with each, respectively, for the Donlin Gold project subsurface mineral and surface rights;

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited, US dollars in thousands)

	As of August 31, 2026	As of November 30, 2025
ASSETS
Cash and cash equivalents	$146,386	$110,143
Term deposits	197,000	5,000
Other assets (Note 7)	6,384	2,344
Current assets	349,770	117,487
Investment in Donlin Gold (Note 5)	222,853	213,202
Other assets (Note 7)	663	5,224
	$573,286	$335,913

LIABILITIES
Accounts payable and accrued liabilities	$5,264	$1,981
Accrued payroll and related benefits	2,316	2,656
Other liabilities (Note 9)	279	301
Current liabilities	7,859	4,938
Promissory note (Note 8)	177,506	166,296
Other liabilities (Note 9)	666	885
	186,031	172,119

EQUITY (DEFICIT)
Common shares	2,548,762	2,251,741
Contributed surplus	140,097	136,690
Accumulated deficit	(2,276,558)	(2,199,591)
Accumulated other comprehensive loss	(25,046)	(25,046)
	387,255	163,794
	$573,286	$335,913

Commitments and contingencies (Notes 7 and 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

These condensed consolidated interim financial statements are authorized for issue by the Board of Directors on October 5, 2026. They are signed on the Company’s behalf by:

/s/ Gregory A. Lang	/s/ Hume Kyle

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited, US dollars in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Operating expenses:
General & administrative (Note 12)	$12,041	$6,279	$29,659	$16,900
Equity loss – Donlin Gold (Note 5)	23,965	7,450	47,049	16,212
	36,006	13,729	76,708	33,112

Loss from operations	(36,006)	(13,729)	(76,708)	(33,112)

Other (expense) income:
Warrant expense (Note 10)	—	—	—	(39,607)
Interest expense – promissory note (Note 8)	(3,857)	(3,827)	(11,210)	(11,100)
Interest income	3,803	1,240	9,495	3,860
Other (expense) income, net (Note 13)	21	670	1,456	922
Net loss	(36,039)	(15,646)	(76,967)	(79,037)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	60

Comprehensive loss	$(36,039)	$(15,646)	$(76,967)	$(78,977)

Net loss per common share – basic and diluted	$(0.08)	$(0.04)	$(0.18)	$(0.22)

Weighted average shares outstanding
Basic and diluted (thousands)	438,786	406,508	431,011	364,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, US dollars in thousands)

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Operating activities:
Net loss	$(36,039)	$(15,646)	$(76,967)	$(79,037)
Adjustments:
Equity loss – Donlin Gold (Note 5)	23,965	7,450	47,049	16,212
Share-based compensation (Note 14)	2,277	2,000	6,428	4,393
Warrant Expense (Note 10)	—	—	—	39,607
Interest expense on promissory note (Note 8)	3,857	3,827	11,210	11,100
Change in fair value of marketable securities (Note 13)	(27)	(662)	(1,373)	(945)
Foreign exchange loss (gain) (Note 13)	6	(8)	(80)	41
Other operating adjustments	(1)	3	10	18
Change in operating assets and liabilities
Other assets	(1,796)	1,668	(4,034)	502
Accounts payable and accrued liabilities	3,883	(196)	3,285	854
Accrued payroll and related benefits	707	703	(340)	(357)
Income taxes payable	—	(6)	—	(220)
Remediation liability	(93)	(36)	(112)	(160)
Net cash (used in) operating activities	(3,261)	(903)	(14,924)	(7,992)

Investing activities:
Proceeds from term deposits	125,000	92,000	130,000	185,000
Purchases of term deposits	(30,000)	(134,000)	(322,000)	(193,000)
Funding of Donlin Gold	(24,828)	(8,100)	(56,700)	(18,513)
Investment in Donlin Gold (Note 5)	—	(210,050)	—	(210,050)
Proceeds from sale of marketable securities	1,248	—	5,865	952
Net cash provided by (used in) investing activities	71,420	(260,150)	(242,835)	(235,611)

Financing activities:
Proceeds from issuance of equity (Note 10)	—	26,915	310,200	270,754
Payments for costs related to equity issuance (Note 10)	—	(1,434)	(16,200)	(11,168)
Payments of withholding tax on share-based compensation	—	—	—	(82)
Net cash provided by financing activities	—	25,481	294,000	259,504

Effect of exchange rate changes on cash and cash equivalents	11	5	2	44
Net change in cash and cash equivalents	68,170	(235,567)	36,243	15,945
Cash and cash equivalents at beginning of period	78,216	293,736	110,143	42,224
Cash and cash equivalents at end of period	$146,386	$58,169	$146,386	$58,169

Supplemental disclosures of cash flow information:
Interest and dividends received	$2,477	$1,956	$4,725	$3,871
Income taxes paid	$—	$—	$—	$223

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited, US dollars and shares in thousands)

	Nine months ended August 31, 2026
	Common shares		Contributed	Accumulated		Total
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2025	406,932	$2,251,741	$136,690	$(2,199,591)	$(25,046)	$163,794
Share-based compensation	—	—	1,883	—	—	1,883
Private placement, net (Note 10)	31,020	294,000	—	—	—	294,000
Stock options exercised	217	1,408	(1,408)	—	—	—
Warrants exercised (Note 10)	569	1,235	(1,235)	—	—	—
Net loss	—	—	—	(15,435)	—	(15,435)
February 28, 2026	438,738	$2,548,384	$135,930	$(2,215,026)	$(25,046)	$444,242
Share-based compensation	—	—	2,268	—	—	2,268
Stock options exercised	42	109	(109)	—	—	—
Net loss	—	—	—	(25,493)	—	(25,493)
May 31, 2026	438,780	$2,548,493	$138,089	$(2,240,519)	$(25,046)	$421,017
Share-based compensation	—	—	2,277	—	—	2,277
Stock options exercised	35	269	(269)	—	—	—
Net loss	—	—	—	(36,039)	—	(36,039)
August 31, 2026	438,815	$2,548,762	$140,097	$(2,276,558)	$(25,046)	$387,255

	Nine months ended August 31, 2025
						Total
	Common shares		Contributed	Accumulated		(deficit)
	Shares	Amount	surplus	deficit	AOCL*	equity

November 30, 2024	334,567	$1,989,245	$93,377	$(2,104,932)	$(25,106)	$(47,416)
Share-based compensation	—	—	983	—	—	983
Performance share units (“PSUs”) settled in shares	79	2,130	(2,130)	—	—	—
Withholding tax on PSUs	—	—	(81)	—	—	(81)
Net loss	—	—	—	(9,116)	—	(9,116)
Other comprehensive income	—	—	—	—	(496)	(496)
February 28, 2025	334,646	$1,991,375	$92,149	$(2,114,048)	$(25,602)	$(56,126)
Share-based compensation	—	—	1,410	—	—	1,410
Equity offering (Note 10)	65,024	234,105	—	—	—	234,105
Deferred share units (“DSUs”) settled in shares	50	225	(225)	—	—	—
Warrants (Note 10)	—	—	39,607	—	—	39,607
Net loss	—	—	—	(54,275)	—	(54,275)
Other comprehensive loss	—	—	—	—	556	556
May 31, 2025	399,720	$2,225,705	$132,941	$(2,168,323)	$(25,046)	$165,277
Share-based compensation	—	—	2,000	—	—	2,000
Equity offering (Note 10)	7,178	25,481	—	—	—	25,481
Net loss	—	—	—	(15,646)	—	(15,646)
August 31, 2025	406,898	$2,251,186	$134,941	$(2,183,969)	$(25,046)	$177,112

* Accumulated other comprehensive loss

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NOVAGOLD RESOURCES INC. and its affiliates and subsidiaries (collectively, “NOVAGOLD” or the “Company”) operate in the mining industry, focused on the exploration for and development of gold mineral properties. The Company’s principal asset is a 60% interest in the Donlin Gold project in Alaska, USA. The Company has no realized revenues from its principal asset. The Donlin Gold project is owned and operated by Donlin Gold LLC, a Delaware limited liability company (“Donlin Gold”). NOVAGOLD owns 60% of the equity interests of Donlin Gold through NOVAGOLD Resources Alaska, Inc., an Alaska corporation (“NGRA”). Paulson Advisers LLC, a Delaware limited liability company, and certain of its affiliates (collectively, “Paulson”) own the remaining 40% of the equity interests of Donlin Gold through Donlin Gold Holdings LLC, a Delaware limited liability company (“DGH”). The membership interests of DGH are held by Donlin Gold Holdings II LLC, a Delaware limited liability company (“DGH II”), and certain other Paulson affiliates. Prior to June 3, 2025, Donlin Gold was owned equally by NGRA, a wholly-owned subsidiary of NOVAGOLD and Barrick Mining Corporation (“Barrick”). See Note 5 regarding changes to Donlin Gold ownership on June 3, 2025.

On July 21, 2026, the Company, Paulson, and NovaGold Corporation, a newly incorporated Delaware corporation (“New NOVAGOLD”) entered into a series of definitive transaction agreements pursuant to which, subject to the satisfaction of certain closing conditions, upon the consummation of the transactions contemplated thereby, New NOVAGOLD will own, directly and indirectly, 100% of Donlin Gold. See Note 6 for additional information regarding the proposed transaction.

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

References in these Condensed Consolidated Interim Financial Statements and Notes to $ refer to United States (“U.S.”) dollars and C$ to Canadian dollars. Dollar amounts are in thousands, except for per share amounts.

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

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Donlin Gold project. The Company identified Donlin Gold as a Variable Interest Entity (“VIE”) as it is dependent on funding from its owners. Prior to June 3, 2025, all funding, ownership, voting rights, and power was shared equally on a 50/50 basis between the owners of the VIE. On June 3, 2025, the Company increased its ownership interest in Donlin Gold to 60% (Note 5) resulting in the funding and ownership being shared on a 60/40 basis between the Company and Paulson. However, the power to exercise control and direct the activities of Donlin Gold continues to be shared equally on a 50/50 basis between the Company and Paulson. As such, the Company has determined it continues to not be the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its equity investment in Donlin Gold.

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

Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

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

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 3 – SEGMENTED INFORMATION

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker (“CODM”). At present, the Company operates a single reportable segment. The CODM, who is responsible for allocating resources and assessing the performance of the operating segments, has been identified as the Chief Executive Officer. The Chief Executive Officer evaluates the Company’s performance based on the overall results of the Company, including the performance of its investment in the Donlin Gold project (Note 5). The Company uses a single U.S. GAAP-consistent measure of segment profit or loss with no reconciling items or measurement differences. Management has concluded that consolidated net income (loss) is the appropriate measure of segment profit or loss. The CODM does not regularly receive or review discrete segment-level expense categories separate from those presented in the consolidated statements of operations. Accordingly, no significant segment expenses are separately disclosed, as all expenses are included within the consolidated statements of loss.

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

No value was assigned to the final $75,000 contingent note. The Company determined that Galore Creek project construction approval was not probable as of the closing of the Galore Creek sale. The Company’s assessment has not changed as of August 31, 2026. The contingent note will be recognized when, in management’s judgement, it is probable that the payment will occur, and that the amount recorded will not reverse in subsequent periods.

NOTE 5 – INVESTMENT IN DONLIN GOLD

On June 3, 2025, the Company closed on a membership interest purchase agreement among Paulson, Barrick Gold U.S. Inc., Barrick (together, the “Barrick Parties”), DGH and NGRA, a subsidiary of the Company, whereby the Barrick Parties sold their 50% interest in Donlin Gold to DGH and NGRA, for $1,000,000 (the “Donlin Gold Transaction”). In accordance with the agreement, NGRA acquired an additional 10% interest in Donlin Gold for $200,000 and DGH acquired a 40% interest in Donlin Gold for $800,000.

As part of the consideration paid for the additional 10% interest, NGRA paid an additional working capital adjustment of $980 to the Barrick Parties and incurred transaction costs of $9,070. The consideration, working capital adjustment and transaction costs were capitalized and included in the Company’s Investment in Donlin Gold.

The Donlin Gold project is owned and operated by Donlin Gold, a limited liability company in which, effective June 3, 2025, NGRA, a wholly-owned subsidiary of NOVAGOLD and DGH owned a 60% and 40% interest, respectively. While the Company has a 60% economic interest in Donlin Gold following the Donlin Gold Transaction, the Company and Paulson have equal governance rights. Donlin Gold has a board of four representatives, with two representatives selected by Paulson and two representatives selected by the Company. All significant decisions related to Donlin Gold require the approval of at least a majority of the Donlin Gold board.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

Changes in the Company’s Investment in Donlin Gold are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Balance – beginning of period	$221,990	$4,248	$213,202	$2,597
Acquisition of additional 10% interest in Donlin Gold	—	210,050	—	210,050
Share of losses:
Mineral property expenditures	(23,840)	(7,301)	(46,667)	(15,806)
Depreciation	(111)	(137)	(344)	(374)
Accretion	(14)	(12)	(38)	(32)
	(23,965)	202,600	(47,049)	193,838
Funding	24,828	8,100	56,700	18,513
Balance – end of period	$222,853	$214,948	$222,853	$214,948

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

	As of August 31,	As of November 30,
	2026	2025
Economic interest of Donlin Gold held	60%	60%
Company’s share of Donlin Gold assets and liabilities held
Current assets: Cash, prepaid expenses, and other receivables	$26,208	$5,591
Non-current assets: Right-of-use assets, property and equipment	2,343	1,295
Non-current assets: Mineral property	39,185	39,185
Current liabilities: Accounts payable, accrued liabilities and lease obligations	(13,537)	(2,688)
Non-current liabilities: Reclamation and lease obligations	(2,146)	(1,032)
Net assets	$52,053	$42,351

NOTE 6 – PROPOSED TRANSACTION

On July 21, 2026, the Company, Paulson and New NOVAGOLD entered into an arrangement agreement (the “Arrangement Agreement”), pursuant to which New NOVAGOLD agreed to acquire all issued and outstanding common shares of the Company by way of a statutory plan of arrangement under Division 5 Part 9 of the Business Corporations Act (British Columbia) (the “Arrangement”), whereby each common share of the Company (other than any common share held by New NOVAGOLD and any common shares in respect of which a Company shareholder has validly exercised its dissent rights) will be exchanged for one share of voting common stock of New NOVAGOLD, par value $0.001.

In connection with the Arrangement, on July 21, 2026, New NOVAGOLD and Paulson Advisers entered into a Contribution Agreement (the “Contribution Agreement”). Under the terms of the Contribution Agreement, substantially concurrently with, but immediately prior to, the consummation of the Arrangement, Paulson Advisers will cause its applicable affiliates to contribute all of their equity interests in DGH and DGH II (which hold, directly and indirectly, the remaining 40% ownership interest in Donlin Gold not held by NOVAGOLD prior to such contribution) to New NOVAGOLD in exchange for shares of voting common stock and non-voting common stock of New NOVAGOLD, which number of New NOVAGOLD shares will be determined based on a 10% discount to the equity value of Paulson’s 40% ownership interest in Donlin Gold, implied by the equity value of NOVAGOLD based on the 10-day volume weighted average price of the NOVAGOLD common shares as of July 21, 2026.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

New NOVAGOLD and Paulson also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) on July 21, 2026, which sets forth, among other things, Paulson’s rights and obligations with respect to New NOVAGOLD following the consummation of the Arrangement, and a Master Implementation Agreement with NOVAGOLD and NGRA (the “Master Implementation Agreement” and, together with the Arrangement Agreement, the Contribution Agreement and the Investor Rights Agreement, the “Transaction Agreements”), which sets forth, among other things, certain of the parties’ rights and obligations with respect to, and the sequencing of, the transactions contemplated by the Transaction Agreements (collectively, the “Transactions”).

New NOVAGOLD was incorporated on July 21, 2026 under the laws of the State of Delaware under the name “NovaGold Corporation”. Upon its incorporation, New NOVAGOLD was authorized to issue two shares of common stock, each having a par value of $0.001. Each of NOVAGOLD and Paulson Advisers LLC subscribed for and received one common share of New NOVAGOLD. New NOVAGOLD was incorporated for the purpose of consummating the Transactions.

Pursuant to the Transaction Agreements, upon the consummation of the Transactions, New NOVAGOLD will become the parent company of NOVAGOLD and its subsidiaries and will own, directly and indirectly, 100% of Donlin Gold. The Transactions are expected to close in the fourth calendar quarter of 2026 and upon closing, New NOVAGOLD will effectively be a continuation of the Company. Completion of the Transactions is subject to, among other things, approval by the Company’s shareholders, court approval, regulatory and stock exchange approvals and the satisfaction of customary closing conditions.

The Company evaluated its interest in New NOVAGOLD and determined that New NOVAGOLD is a VIE established to facilitate the proposed Transactions, with the significant transaction steps largely predetermined at formation and currently has no substantive operations or employees (other than in connection with the Transactions). Accordingly, despite NOVAGOLD and Paulson Advisers LLC having equal governance rights over New NOVAGOLD, the Company consolidated New NOVAGOLD into its Condensed Consolidated Interim Financial Statements from the date of formation and all intercompany transactions and balances with New NOVAGOLD were eliminated on consolidation.

As of August 31, 2026, the Transactions had not yet been completed. Accordingly, the Company continues to account for its 60% ownership interest in Donlin Gold under the equity method as described in Note 5. No accounting effects related to the potential acquisition of Paulson’s 40% interest in Donlin Gold have been recognized in the Company’s Condensed Consolidated Interim Financial Statements as of August 31, 2026.

NOTE 7 – OTHER ASSETS

	As of August 31, 2026	As of November 30, 2025
Other current assets:
Accounts receivable	$48	$62
Interest receivable	4,972	201
Receivable from Donlin Gold	139	1,044
Prepaid expenses	1,225	1,037
	$6,384	$2,344

Other long-term assets:
Marketable equity securities	$—	$4,406
Right-of-use assets	584	722
Office equipment	79	96
	$663	$5,224

During the first nine months of 2026, all of the Company’s marketable equity securities were sold.

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 8 – PROMISSORY NOTE

The Company has a promissory note payable to Barrick of $177,506, comprising $158,916 in principal, and $18,590 in accrued interest at U.S. prime plus 2%, compounded semi-annually. The original promissory note resulted from the agreement that led to the formation of Donlin Gold, where the Company agreed to reimburse Barrick for a portion of their expenditures incurred from April 1, 2006 to November 30, 2007. The promissory note and accrued interest are payable from 85% of distributed processed products, cash and other assets from Donlin Gold, and payments of 5% of certain net proceeds specified in the promissory note. The carrying value of the promissory note is based on accrued interest at U.S. prime plus 2%. The fair value of the promissory note approximates its prepayment option amount of $100,000 (Note 11).

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

Changes in the Company’s Promissory Note are summarized as follows:

	Nine months ended August 31, 2026	Twelve months ended November 30, 2025
Balance – beginning of period	$166,296	$151,522
Interest expense on promissory note	11,210	14,774
Balance – end of period	$177,506	$166,296

NOTE 9 – OTHER LIABILITIES

	As of August 31, 2026	As of November 30, 2025
Other current liabilities:
Remediation liabilities	$87	$124
Lease obligations	192	177
	$279	$301

Other long-term liabilities:
Remediation liabilities	$225	$300
Lease obligations	441	585
	$666	$885

NOTE 10 – EQUITY TRANSACTIONS

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

Changes in the Company’s outstanding Backstop Warrants are summarized as follows:

	Nine months ended August 31, 2026	Twelve months ended November 30, 2025
Balance – beginning of year	25,500,000	—
Issued during period	—	25,500,000
Exercised – shares issued	(569,333)	—
Cashless exercise – warrants cancelled	(227,542)	—
Balance – end of period	24,703,125	25,500,000

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

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

The Company’s financial instruments consist of cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, marketable equity securities, accounts payable and accrued liabilities, and a promissory note. The fair value of the promissory note approximates its prepayment option amount of $100,000 (Note 8). The promissory note’s carrying value is based on accrued interest at U.S. prime plus 2%. The fair values of the Company’s other financial instruments approximate their carrying value due to the short‐term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, term deposits, accounts receivable, including from Donlin Gold, accounts payable and accrued liabilities, and a promissory note. The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities was nil as of August 31, 2026 ($4,406 as of November 30, 2025), calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NOTE 12 – GENERAL AND ADMINISTRATIVE EXPENSE

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Share-based compensation (Note 14)	$2,277	$2,000	$6,428	$4,393
Salaries and benefits	1,855	2,038	5,842	5,831
Professional fees	6,309	1,006	13,187	3,227
Office expense	1,091	876	2,730	2,417
Corporate communications and regulatory	503	353	1,455	1,015
Depreciation	6	6	17	17
	$12,041	$6,279	$29,659	$16,900

NOTE 13 – OTHER (EXPENSE) INCOME, NET

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Change in fair market value of marketable securities	$27	$662	$1,373	$945
Fuel tax credit	—	—	—	18
Foreign exchange gain (loss)	(6)	8	80	(41)
Other	—	—	3	—
	$21	$670	$1,456	$922

NOVAGOLD RESOURCES INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited, US dollars in thousands except per share amounts)

NOTE 14 – SHARE-BASED COMPENSATION

The following table shows the recognized share-based compensation expense by award type:

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Stock options	$1,338	$1,200	$4,147	$2,440
Performance share unit plan	859	730	2,051	1,745
Deferred share unit plan	80	70	230	209
	$2,277	$2,000	$6,428	$4,394

Stock options

A summary of stock options outstanding and activity during the nine months ended August 31, 2026 are as follows:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
November 30, 2025	9,663,767	$5.32
Granted	1,312,200	8.53
Exercised – shares issued	(293,886)	6.27
Cashless exercise – options cancelled	(418,315)	6.27
Expired	(674,300)	9.90
Forfeited	(78,699)	4.20
August 31, 2026	9,510,767	$5.39	2.60	$30,706
Vested and exercisable as of August 31, 2026	5,419,615	$5.18	1.81	$18,540

The following table summarizes key stock option valuation inputs and other information regarding the option grants:

	Nine months ended August 31,
	2026	2025
Weighted-average assumptions used to value stock option awards:
Expected volatility	57.4%	52.9%
Risk-free interest rate	3.62%	3.64%
Expected forfeiture rate	3.2%	3.3%
Expected dividend rate	—%	—%
Expected term of options (years)	4	4

Weighted-average grant-date fair value	$4.06	$1.96
Intrinsic value of options exercised	$3,352	$—
Cash received from options exercised	$—	$—

As of August 31, 2026, the Company had $5,385 of unrecognized compensation cost related to 4,091,152 non-vested stock options expected to be recognized and vest over a period of approximately 2.92 years.

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

A summary of PSU awards outstanding and activity during the nine months ended August 31, 2026 are as follows:

	Number of PSU awards	Weighted- average exercise price per award	Aggregate intrinsic value
November 30, 2025	2,074,300	$4.65
Expired	(495,500)	5.78
Forfeited	(102,300)	4.14
Granted	425,900	9.11
August 31, 2026	1,902,400	$5.38	$9,762

The following table summarizes key PSU valuation inputs and other information regarding the PSU grants:

	Nine months ended
	August 31,	August 31,
	2026	2025
Weighted-average assumptions used to value PSU awards:
Expected volatility of Company shares	59.3%	54.8%
Expected volatility of TSX index	31.4%	29.7%
Expected correlation between Company shares and TSX	59.0%	63.2%
Risk-free interest rate	2.47%	2.60%
Expected term of PSUs (years)	3	3

Number of PSUs granted	425,900	849,200
Weighted-average grant-date fair value	$9.11	$4.41

As of August 31, 2026, the Company had $5,417 of unrecognized compensation cost related to 1,902,400 non-vested PSU awards expected to be recognized and vest over a period of approximately 2.43 years.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company provided management and administrative services to Donlin Gold for $471 and $1,362 in the three and nine months ended August 31, 2026, respectively ($201 and $533 in the three and nine months ended August 31, 2025, respectively). As of August 31, 2026, the Company has accounts receivable from Donlin Gold of $139 (November 30, 2025: $1,044) included in Other current assets.

As consideration for providing a backstop commitment to the Company on April 22, 2025, NOVAGOLD issued Backstop Warrants (Note 10) to three institutional investors, one of which was Electrum Strategic Resources L.P. (“Electrum”). The Backstop Warrants had an estimated aggregate fair value at grant of $39,607. Electrum received 6,375,000 Backstop Warrants having a fair value of approximately $9,902. Dr. Thomas Kaplan, NOVAGOLD’s Chairman of the Board, is the Chairman and Chief Executive Officer of The Electrum Group LLC, an affiliate of Electrum. Electrum is the largest shareholder of NOVAGOLD.

Additionally, Electrum was one of two institutional investors who participated in the private placement component of the May 2025 Offering as described in Note 10. Electrum purchased 13,333,334 shares of NOVAGOLD in the May 2025 Offering for $50,000.

In connection with the Transactions, the Company’s wholly owned subsidiary, NovaGold USA, Inc. (“NOVAGOLD USA”), entered into a loan agreement with New NOVAGOLD on July 21, 2026, whereby NOVAGOLD USA has committed to make advances to New NOVAGOLD, upon request (“Note Receivable”). New NOVAGOLD is 50% owned by each of NOVAGOLD and Paulson Advisers LLC. Since New NOVAGOLD is consolidated by the Company (Note 6), the Note Receivable advances and related interest between NOVAGOLD USA and New NOVAGOLD are eliminated on consolidation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “NOVAGOLD”, the “Company”, “we,” “us” and “our” refer to NOVAGOLD RESOURCES INC. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three- and nine-month periods ended August 31, 2026 and August 31, 2025. This discussion should be read in conjunction with the condensed consolidated interim financial statements and notes thereto contained elsewhere in this report and our Annual Report on Form 10-K, as well as other information we file with the Securities and Exchange Commission on EDGAR at www.sec.gov and with Canadian Securities Administrators on SEDAR+ at www.sedarplus.ca. References herein to $ refer to United States dollars and C$ to Canadian dollars, except as otherwise specified.

Paulson are investment funds managed by Paulson Advisers LLC (“Paulson Advisers”).

Paul Chilson, P.E., who is the Manager, Mine Engineering for NOVAGOLD and a “qualified person” under National Instrument 43-101 – Standards of Disclosure for Mineral Projects and the Securities and Exchange Commission’s (“SEC”) current mining disclosure rules, has approved the scientific and technical information contained herein.

Highlights

On July 21, 2026, NOVAGOLD, Paulson and NovaGold Corporation, a newly incorporated Delaware corporation (“New NOVAGOLD”) entered into a series of definitive transaction agreements (as further described below), pursuant to which, subject to the satisfaction of certain closing conditions, upon the consummation of the transactions contemplated thereby, New NOVAGOLD will become the parent company of NOVAGOLD and its subsidiaries and will own, directly and indirectly, 100% of Donlin Gold.

During the third quarter, Donlin Gold LLC (“Donlin Gold”) appointed Endeavour Financial and Macquarie Capital to provide financial advisory services for the development of the Donlin Gold project in Alaska and to support the arrangement of project and infrastructure financing.

Company Overview

We operate in the gold mining industry, primarily focused on advancing the Donlin Gold project in Alaska. The Donlin Gold project is held by Donlin Gold, a limited liability company which, following the closing of the Donlin Gold Transaction (as defined below) on June 3, 2025, is owned 60% by a wholly-owned subsidiary of NOVAGOLD, and 40% by Paulson through Donlin Gold Holdings LLC (“DGH”). The membership interests of DGH are held by Donlin Gold Holdings II LLC, a Delaware limited liability company (“DGH II”) and certain other Paulson affiliates. While NOVAGOLD has a 60% economic interest in Donlin Gold, governance of Donlin Gold is shared equally by NOVAGOLD and Paulson. We account for our interest in the Donlin Gold project using the equity method, which results in our 60% share of Donlin Gold’s expenses being recorded as a single line item in the income statement as an operating loss.

Our corporate goals include completing the Bankable Feasibility Study (“BFS”) and moving to a subsequent construction decision; maintaining a favorable reputation of NOVAGOLD and the Donlin Gold project among shareholders and stakeholders; promoting strong community outreach and a sustainability culture; maintaining strong safety and environmental performance; and managing the Company’s treasury effectively and efficiently. Our operations primarily relate to the delivery of project milestones, including the achievement of various technical, environmental, sustainable development, economic and legal objectives, obtaining necessary permits and maintaining those received in good standing, advancement of the BFS, preparation of engineering designs and maintaining sufficient capital resources to fund these objectives.

NOVAGOLD – Paulson Strategic Transaction Overview

On July 21, 2026, the Company, Paulson and New NOVAGOLD entered into an arrangement agreement (the “Arrangement Agreement”), pursuant to which New NOVAGOLD agreed to acquire all issued and outstanding common shares of the Company by way of a statutory plan of arrangement under Division 5 Part 9 of the Business Corporations Act (British Columbia) (the “Arrangement”), whereby each common share of the Company (other than any common share held by New NOVAGOLD and any common shares in respect of which a Company shareholder has validly exercised its dissent rights) will be exchanged for one share of voting common stock of New NOVAGOLD, par value $0.001. The Arrangement Agreement was filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 22, 2026 and is incorporated here by reference.

In connection with the Arrangement, on July 21, 2026, New NOVAGOLD and Paulson Advisers entered into a Contribution Agreement (the “Contribution Agreement”). Under the terms of the Contribution Agreement, substantially concurrently with, but immediately prior to, the consummation of the Arrangement, Paulson Advisers will cause its applicable affiliates to contribute all of their equity interests in DGH and DGH II (which hold, directly and indirectly, the remaining 40% ownership interest in Donlin Gold not held by NOVAGOLD prior to such contribution) to New NOVAGOLD in exchange for shares of voting common stock and non-voting common stock of New NOVAGOLD, which number of New NOVAGOLD shares will be determined based on a 10% discount to the equity value of Paulson’s 40% ownership interest in Donlin Gold, implied by the equity value of NOVAGOLD based on the 10-day volume weighted average price of the NOVAGOLD common shares as of July 21, 2026. The Contribution Agreement was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2026 and is incorporated herein by reference.

New NOVAGOLD and Paulson also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) on July 21, 2026, which sets forth, among other things, Paulson’s rights and obligations with respect to New NOVAGOLD following the consummation of the Arrangement, and a Master Implementation Agreement with NOVAGOLD and NGRA (the “Master Implementation Agreement” and, together with the Arrangement Agreement, the Contribution Agreement and the Investor Rights Agreement, the “Transaction Agreements”), which sets forth, among other things, certain of the parties’ rights and obligations with respect to, and the sequencing of, the transactions contemplated by the Transaction Agreements (collectively, the “Transactions”). The Investor Rights Agreement and Master Implementation Agreement were filed as Exhibit 10.2 and Exhibit 2.2, respectively, to the Current Report on Form 8-K filed on July 22, 2026 and are incorporated herein by reference.

In connection with the execution of the Arrangement Agreement, New NovaGold entered into (i) Voting Agreements with each of the directors and certain executive officers of the Company (the “D&O Voting Agreements”) and (ii) Voting Agreements with each of Paulson Advisers and Electrum Strategic Resources L.P. (“Electrum”), each a shareholder of the Company (the “Investor Voting Agreements”). The forms of the D&O Voting Agreements and the Investor Voting Agreements were filed as Exhibit 99.1 and Exhibit 99.2, respectively, to the Current Report on Form 8-K filed on July 22, 2026 and are incorporated herein by reference.

The NovaGold Board of Directors received a fairness opinion from Citigroup Global Markets Inc. (“Citi”), to the effect that, as of the date of such opinion, and based upon and subject to the assumptions made, procedures followed, matters considered and limitations and qualifications set forth therein, the consideration to be received in the Arrangement by Company shareholders under the Arrangement Agreement, taking into account the transactions contemplated by the Transaction Agreements, is fair, from a financial point of view, to Company shareholders (other than Paulson Advisers).

New NOVAGOLD was incorporated on July 21, 2026 under the laws of the State of Delaware under the name “NovaGold Corporation”. Upon its incorporation, New NOVAGOLD was authorized to issue two shares of common stock, each having a par value of $0.001. Each of NOVAGOLD and Paulson Advisers subscribed for and received one common share of New NOVAGOLD. New NOVAGOLD was incorporated for the purpose of engaging in the Transactions. New NOVAGOLD will not carry on any active business prior to the consummation of the Transactions, other than in connection with the Transactions.

NOVAGOLD currently owns 60% of the equity interests of Donlin Gold, the entity that holds the Donlin Gold project in Alaska, through NOVAGOLD Resources Alaska, Inc. Paulson currently owns the remaining 40% of the equity interests of Donlin Gold through DGH. The membership interests of DGH are held by DGH II and certain other Paulson affiliates.

Pursuant to the Transaction Agreements, upon the consummation of the Transactions, New NOVAGOLD will become the parent company of NOVAGOLD and its subsidiaries and will own, directly and indirectly, 100% of Donlin Gold and together with its subsidiaries, will carry on the business currently conducted by the Company. Upon completion of the Transactions, the Company’s existing shareholders, inclusive of Paulson’s existing interest in the Company, are expected to own approximately 65% of New NOVAGOLD on a fully diluted basis, and Paulson is expected to indirectly receive approximately 35% of New NOVAGOLD on a fully diluted basis in exchange for its ownership interest in Donlin Gold. Upon and immediately following the consummation of the Transactions, inclusive of its existing ownership interest in the Company, Paulson is expected to hold approximately 40% of the economic interest in New NOVAGOLD, with its voting interest capped at 19.99%.

Following the consummation of the Transactions, New NOVAGOLD will consolidate NOVAGOLD and Donlin Gold into its financial statements and, as a result of acquiring control of Donlin Gold, New NOVAGOLD expects to record a non-cash, non-recurring gain on revaluation of Donlin Gold to fair market value in its financial statements in the quarter the Transactions are completed. During the transitional period, from the date of formation until the consummation of the Transactions, despite NOVAGOLD and Paulson Advisers having equal governance rights over New NOVAGOLD, the Company will consolidate New NOVAGOLD into its Condensed Consolidated Interim Financial Statements.

Completion of the Transactions is subject to, among other things, approval by the Company’s shareholders, court approval, regulatory and stock exchange approvals and the satisfaction of customary closing conditions. The Transactions are expected to close in the fourth calendar quarter of 2026 and upon closing, New NOVAGOLD will effectively be a continuation of the Company. The accounting impact of the Transactions is expected to be finalized in a future quarter, once the Transactions are completed.

Donlin Gold Project

During the third quarter, in coordination with Calista Corporation (“Calista”), the Company conducted a series of community visits to six villages, alongside a dedicated community meeting in Crooked Creek, the village closest to the Donlin Gold project. These efforts, focused specifically on the Subsistence Plan, a project update and fostered ongoing dialogue on subsistence-related matters and project activities. This commitment to regional partnership was further reinforced through participation in Calista’s Annual Meeting in Bethel, The Kuskokwim Corporation (“TKC”)’s Annual Meeting in Crooked Creek, and the Calista Shareholder Relations Committee meeting in Anchorage, ensuring sustained engagement with Alaska Native Corporation leadership and shareholders.

Donlin Gold also facilitated several key initiatives for the Subsistence Community Advisory Committee (“SCAC”), including in-person and virtual meetings to gather feedback on the Subsistence Plan and Barge Communication Plan. SCAC members also toured the Red Dog Mine, providing an opportunity to observe a large-scale mining operation firsthand and discuss considerations relevant to communities in the region. At Donlin Gold, site tours provided Alaska Native Corporation landowners Calista and TKC with insight into ongoing fieldwork and project activities. Additional tours were hosted for representatives of the Alaska Native Village Corporation Association, Congressman Begich’s resource staff, and trade association leaders from the Alaska Chamber, the Alliance, the Alaska Oil and Gas Association, the Resource Development Council, and the Alaska Miners Association.

The Company is also advancing its infrastructure planning through targeted stakeholder engagement along the proposed pipeline corridor. Having developed a comprehensive stakeholder tracking system, Donlin Gold has initiated outreach to over 190 individuals and entities in the region. This is complemented by ongoing coordination with legislators and the Matanuska-Susitna Borough via site tours and project updates to ensure a clear understanding of regional interests and proposed field activities.

In addition, Donlin Gold continues to engage with key government representatives and decision-makers at the state and federal levels. Recent activities include project briefings with Senator Dan Sullivan, Alaska State Senator Matt Claman, and U.S. Senate candidate Mary Peltola. Donlin Gold also continues to engage with senior leadership at the U.S. Department of Energy and recently participated in a roundtable with the Pipeline and Hazardous Materials Safety Administration to discuss critical Donlin Gold permitting considerations and infrastructure associated with the project.

Our share of funding for the Donlin Gold project in the third quarter and first nine months of 2026 was $24.8 million and $56.7 million, respectively. The Donlin Gold funding in respect of 2026 expenditures is expected to remain in line with previous guidance of $78.8 million, however, due to the pre-funding of December 2026 Donlin Gold activities (first fiscal month of 2027) in November 2026, a portion of 2026 funding will relate to Donlin Gold’s 2027 budget.

BFS Engineering Integration Advances & Appointment of Financial Advisors

The Company continues to advance the Donlin Gold BFS, which remains on schedule for completion in 2027. A team led by Fluor Corporation (“Fluor”) continues to integrate major work packages and coordinate technical workstreams with specialist contractors WSP USA, Inc. (“WSP”), Worley Alaska, Inc. (“Worley”), and Hatch Ltd. (“Hatch”). This season’s geotechnical work for the BFS will conclude this fall with drill holes and test pits at Jungjuk Port and access corridor, borrow sites and plant site, and for Engineering, Procurement, and Construction Management (“EPCM”) infrastructure. Resource modelling, mine planning, and Front-End Engineering Design (“FEED”) activities are progressing as planned, while EPCM coordination on a Class 3 estimate is well under way. This disciplined approach to key infrastructure and unit operations is designed to support a high-quality BFS.

Permitting activities in the third quarter of 2026 advanced as expected. Work continues on the dam safety permitting process for the project’s seven dams with submission of Detailed Design Packages anticipated by end of 2026/early 2027 as previously expected with potential issuance of the Dam Safety Certificates expected in 2028.

Additionally, the Company has appointed Endeavour Financial and Macquarie Capital as Financial Advisors to provide advisory services for the development of the project in Alaska. Under this mandate, the advisors will assist Donlin Gold in evaluating funding alternatives — including conventional project finance, infrastructure financing, and potential support from governmental agencies and/or sovereign wealth funds — and executing a structured project financing strategy. By coordinating engagement with financiers and advancing due diligence in tandem with the BFS, NOVAGOLD aims to optimize its funding mix while preserving long-term shareholder value. The advisors will provide tailored guidance as the project progresses toward a final investment decision following the completion of the BFS and related workstreams.

To further support the BFS and prepare for subsequent phases of development and eventual commercial operation, Donlin Gold has continued to build its team across key technical, operational, workforce development, and support functions. Since the beginning of 2026, the team has grown from approximately 35 to 77 employees, is currently based in Anchorage and Vancouver, and is supporting ongoing site, BFS, and contractor activities. Management continues to assess organizational requirements and recruit for critical positions as project activities advance.

Upholding Current Permits

Donlin Gold is a federally permitted project. The permitting framework in Alaska involves extensive review and coordination among federal and state agencies, regional stakeholders, and communities throughout the Yukon-Kuskokwim (“Y-K”) region. Donlin Gold continued to support the state and federal agencies defending their permits in the litigation described below.

NOVAGOLD continues to support the State of Alaska in defending the Department of Environmental Conservation’s (“ADEC”) Clean Water Act Section 401 Water Quality Certification (the “401 Certification”), which is the only remaining challenge to Donlin Gold’s permits in state court. On May 6, 2025, the Alaska Superior Court upheld ADEC’s issuance of the 401 Certification. Earthjustice filed an appeal in the Alaska Supreme Court and filed their opening brief on September 16, 2025. Donlin Gold’s and the State of Alaska’s briefs were filed on November 25, 2025, and Earthjustice’s reply brief was filed on January 9, 2026. Oral argument was held on June 3, 2026. A decision from the Court is currently pending.

On April 5, 2023, Earthjustice representing the Orutsararmiut Traditional Native Council and six Y-K villages filed suit against the U.S. government in the U.S. District Court for Alaska (the “Federal District Court”) asking the Federal District Court to invalidate the Donlin Gold Joint Record of Decision (“JROD”), which included the U.S. Army Corps of Engineer’s (“Corps”) issuance of the 404 permit and the Bureau of Land Management’s (“BLM”) issuance of the ROW lease for the portions of the pipeline on Federal lands. The U.S. Department of Justice (“DOJ”) is defending the issuance of the permits by those Federal agencies. The State of Alaska, Donlin Gold, and Calista were granted intervenor status in this case. The DOJ filed their brief supporting the issuance of the JROD and the sufficiency of the environmental analysis in the Final Environmental Impact Statement on April 2, 2024. Amicus briefs supporting the project were filed by the village of Crooked Creek and the Alaska federal Congressional delegation. Oral arguments were held on June 24, 2024, and the Federal District Court issued a decision on September 30, 2024. The decision rejected the plaintiffs’ arguments on two of the three issues raised in the litigation but agreed with plaintiffs that the federal agencies took too narrow of a view in analyzing the impact of a theoretical release from the tailings’ storage facility. The Federal District Court requested supplemental briefing on the appropriate remedy for addressing this issue. On October 7, 2024, the plaintiffs filed a request for reconsideration on one of the issues on which the Federal District Court had ruled against the plaintiffs and, at DOJ’s request, the Federal District Court suspended the schedule for briefing on the appropriate remedy until after the Federal District Court ruled on plaintiffs’ motion for reconsideration. On December 23, 2024, the Federal District Court denied plaintiffs’ request for reconsideration. Remedy briefing was completed in March 2025 and oral argument on remedy was held May 9, 2025. On June 10, 2025, the Federal District Court issued an order denying Earthjustice’s request to vacate the permits and remanding the case to the agencies to supplement the National Environmental Policy Act analysis on the narrow issue regarding the analysis of a potential larger release from the tailings storage facility. The Court retained jurisdiction over the case during the remand and ordered the agencies to file periodic status updates with the court. The Corps, in consultation with BLM and other federal agencies, will be the lead agency for this Supplemental Environmental Impact Statement (“SEIS”) process to ensure a transparent, science-based review that provides the public and decision-makers with complete and accurate information. On October 27, 2025, Donlin Gold was also formally accepted into the Fixing America’s Transportation Act (“FAST-41”) program and coordinated by the Federal Permitting Improvement Steering Council. The FAST-41 is a federal initiative that increases transparency, accountability, and predictability in permitting. A Notice of Intent to prepare a SEIS was issued in January 2026, and the public comment period for the scoping process closed in February 2026. The draft SEIS was published on September 23, 2026. Public hearings are scheduled during October 2026, and publication of the final SEIS is anticipated in April 2027.

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

Financing Activities During 2026

The Company completed a private placement offering on February 5, 2026 of 31,020,000 common shares at a price of $10.00 per share for aggregate gross proceeds of $310.2 million less $16.2 million of issuance costs. The Company intends to use the net proceeds of the private placement for expenditures associated with Donlin Gold activities, exercise of the Company’s prepayment option on the promissory note with Barrick Mining Corporation (“Barrick”), and general corporate purposes.

Overview of Donlin Gold Transaction and Financing Activities During 2025

On June 3, 2025, NOVAGOLD and Paulson, through wholly-owned subsidiaries, completed a $1 billion acquisition of Barrick’s 50% interest in Donlin Gold (the “Donlin Gold Transaction”) pursuant to the terms of a membership interest purchase agreement dated April 22, 2025 (the “MIPA”) among Barrick Gold U.S. Inc. (“Barrick Gold”), Barrick, Paulson, DGH, a subsidiary of Paulson, and NGRA, a subsidiary of the Company. NOVAGOLD, through NGRA, acquired an additional 10% interest in Donlin Gold for $200 million, increasing its stake to 60% of Donlin Gold, while Paulson, through DGH, acquired the remaining 40% interest for $800 million. Both owners have equal governance rights in Donlin Gold. The Donlin Gold Transaction marks a significant milestone in a long-term strategy to advance the Donlin Gold project. NOVAGOLD’s portion of the acquisition was funded through a combination of a public equity offering and a concurrent private placement.

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

●

Consistent with the Prior LLC Agreement, the funding for Donlin Gold will be shared by both parties based on their percentage ownership. For example, since NGRA holds 60% of the membership interests of Donlin Gold, it will have the responsibility to fund 60% of the Donlin Gold expenses. However, regardless of the fact that DGH holds 40% of Donlin Gold, DGH and NGRA have equal governance rights. This adjustment to the parties’ voting interests, as set forth in the A&R LLC Agreement means that (i) NGRA’s voting percentage interests are defined as its membership interest from time to time less an absolute 10% and (ii) DGH’s voting percentage interests are defined as its membership interest from time to time plus an absolute 10%. For this reason, although NGRA holds 60% of the membership interests of Donlin Gold, it only has a 50% voting interest.

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

Amended and Restated Promissory Note

Pursuant to the Prior LLC Agreement for Donlin Gold, the Company issued a promissory note to Barrick Gold to repay Barrick out of future mine production cash flow for a portion of Barrick’s prior expenditures on the Donlin Gold project. Concurrent with the Donlin Gold Transaction announcement on April 22, 2025, NOVAGOLD entered into a prepayment option agreement with Barrick, which provided the Company with an option to prepay the promissory note in full for $90 million prior to the closing of the Donlin Gold Transaction. The $90 million prepayment option was not exercised prior to closing. In connection with the closing of the Donlin Gold Transaction, on June 3, 2025 NGRA and Barrick Gold amended and restated the promissory note primarily to (i) modify the security package in order to exclude any property held by Donlin Gold or membership interest in Donlin Gold held by NGRA, but ensure it remains secured by NGRA’s right, title and interest to proceeds from Donlin Gold and (ii) provide the ability for NGRA to prepay and retire the promissory note for an aggregate of $100 million until December 3, 2026. In connection with the amended and restated promissory note, NGRA has made an irrevocable direction to Donlin Gold whereby Donlin Gold shall distribute to Barrick Gold, until the promissory note is fully repaid, 85% of distributed processed products, cash and other assets, and payments of 5% of certain net proceeds specified in the promissory note. As per the amended and restated promissory note, the principal amount owed is $158.9 million. The Company currently anticipates exercising its prepayment option in the fourth quarter of 2026.

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

While the Company did not exercise its rights provided by the Backstop Agreement, in consideration for entering into the Backstop Agreement, the Company issued an aggregate of 25,500,000 warrants to purchase the Company’s common shares (the “Warrants”), with each Warrant entitling the holder thereof to purchase one common share (a “Warrant Share”) at an exercise price of $3.00 per Warrant Share for a period of five years from the date of issuance. The Warrants contain a “cashless exercise” feature, such that, in lieu of making the cash payment otherwise contemplated to be made upon such exercise of the Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of common shares determined according to a formula set forth in the Warrants. The Warrants were issued in the following amounts: (i) 12,750,000 Warrants to Paulson; (ii) 6,375,000 Warrants to Electrum; and (iii) 6,375,000 Warrants to Kopernik. During the nine months ended August 31, 2026, 796,875 Warrants were exercised by way of the cashless exercise feature, resulting in the issuance of 569,333 NOVAGOLD shares and the cancellation of 227,542 Warrants to cover the exercise price. As at August 31, 2026, 24,703,125 Warrants remained outstanding.

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

Third Quarter 2026 Financial Results

Net loss and loss per share in the third quarter of 2026 were $36.0 million and $0.08, respectively, compared to net loss and loss per share of $15.6 million and $0.04, respectively, in the third quarter of 2025. NOVAGOLD’s net loss during the third quarter of 2026 increased by $20.4 million from the comparable prior year period primarily due to higher expenditures at Donlin Gold due to an acceleration of BFS activities and higher general and administrative expenses at NOVAGOLD primarily driven by ongoing professional fees related to the pending Transactions announced on July 22, 2026, partially offset by higher interest income in 2026.

The Company’s share of Donlin Gold expenses in the third quarter of 2026 was $16.5 million higher than the comparative prior year period due to ongoing 2026 activities by Fluor, WSP, Worley and Hatch to advance Donlin Gold’s BFS. General and administrative expenses increased in the third quarter of 2026 by $5.8 million from the comparable prior year period primarily due to higher professional fees, share-based compensation and corporate communication and regulatory fees. Professional fees increased by $5.3 million during the third quarter of 2026. The increase in professional fees was primarily due to legal fees in support of the pending Transactions announced on July 22, 2026. Share-based compensation expense in the third quarter increased by $0.3 million versus the comparative 2025 period primarily due to irregular timing of option and PSU grants over the previous 24-month period due to extended blackout periods and the associated vesting and expensing thereof. Corporate communication and regulatory fees in the third quarter increased by $0.2 million versus the comparative 2025 period primarily due to expenses related to the pending Transactions.

Net loss and loss per share for the nine months ended August 31, 2026 were $77.0 million and $0.18, respectively, compared to net loss and loss per share of $79.0 million and $0.22, respectively, for the first nine months of 2025. NOVAGOLD’s net loss during the first nine months of 2026 decreased by $2.1 million from the comparable prior year period primarily due to a $39.6 million non-cash charge recognized in the prior year related to warrants issued under the Backstop Agreement and higher interest income in 2026 partially offset by $30.8 million of incremental expenditures at Donlin Gold due to ongoing BFS activities and $12.8 million higher general and administrative expenses at NOVAGOLD. General and administrative expenses increased during the first nine months of 2026 from the comparable prior year period primarily due to higher professional fees for the same reasons discussed above. Professional fees are expected to remain elevated for the remainder of fiscal 2026 and into the early part of fiscal 2027 as we work toward the completion of the Transactions, currently expected to occur in the fourth calendar quarter of 2026.

Liquidity and Capital Resources

Liquidity Overview

The Company monitors its liquidity and capital resources on a regular basis to ensure it has sufficient liquidity and capital resources to meet its current operating and capital requirements. As of August 31, 2026, the Company had cash resources comprising cash and cash equivalents and term deposits totaling approximately $343.4 million, which management believes are sufficient to complete the Donlin Gold BFS, exercise the Company’s option to prepay the Barrick promissory note in the fourth calendar quarter of 2026, and cover corporate general and administrative costs for at least the next twelve months.

With the acceleration of Donlin Gold BFS activities since commencing in early-2026, NOVAGOLD’s share of Donlin Gold expenditures is expected to remain elevated over the next 12 to 18 months compared to historical levels and will increase further assuming the closing of the Transactions occurs in the fourth calendar quarter of 2026. Even if the Transactions are completed in 2026, the Company is fully funded to complete the Donlin Gold BFS and intends to exercise its option to prepay the Barrick promissory note in the fourth quarter of 2026. The Company expects to raise additional capital at some point to support additional future activities, including the commencement of detailed engineering.

Future funding to support developing the Donlin Gold project is anticipated to include, among other things, a combination of corporate debt and equity, project specific debt, infrastructure financing, royalty, stream, and government agency and/or sovereign wealth fund support. NOVAGOLD’s continued operations, in the longer term, are dependent on its ability to generate future cash flows and maintain sufficient capital resources. There is no assurance that the Company will be successful in its efforts to raise additional capital on favorable terms, or at all. For further information, refer to the section titled Item 1A. Risk Factors – Our ability to continue the exploration, permitting and development of the Donlin Gold project, to complete the Bankable Feasibility Study for the Donlin Gold project, to fund construction of the Donlin Gold project, and to continue as a going concern, will depend in part on our ability to obtain suitable financing in our Annual Report on Form 10-K.

NOVAGOLD is increasing its fiscal 2026 operating expenditure guidance by $11.5 million to approximately $110.0 million, reflecting higher corporate general and administrative costs of approximately $31.2 million, excluding share based compensation, and unchanged Donlin Gold funding guidance of approximately $78.8 million reflecting the Company’s 60% share of the Donlin Gold project expenditures for 2026. The $11.5 million increase in 2026 corporate general and administrative guidance reflects additional legal and other professional fees of $7.7 million incurred during the nine months ended August 31, 2026 and $3.8 million of anticipated expenses in the fourth quarter in support of the pending Transactions announced on July 22, 2026. The increase in 2026 corporate general and administrative guidance does not reflect anticipated fiscal 2027 professional fees and closing costs expected to be incurred through the closing of the Transactions.

The Donlin Gold funding in respect of 2026 expenditures is expected to remain in line with previous guidance, however, due to the pre-funding of December 2026 Donlin Gold activities (first fiscal month of 2027) in November 2026, a portion of 2026 funding will relate to Donlin Gold’s 2027 budget.

The Company’s financial position includes the following as of August 31, 2026:

●	Cash and cash equivalents of $146.4 million, primarily held at three Canadian chartered banks with investment grade credit ratings.

●	Term deposits of $197.0 million held at two Canadian chartered banks and one large U.S. bank with investment grade credit ratings and maturities of less than one year.

●

Promissory note payable to Barrick of $177.5 million, including accrued interest at U.S. prime plus 2%, compounded semi-annually. The promissory note and accrued interest are payable from 85% of distributed processed products, cash and other assets, and payments of 5% of certain net proceeds specified in the promissory note. On June 3, 2025, the Company entered into an amended and restated secured promissory note with Barrick that provides the Company with an option to prepay the promissory note in full for $100 million on or before December 3, 2026. The Company intends to exercise the Barrick promissory note prepayment option during the fourth quarter of 2026.

Cash Flows

In the third quarter of 2026, cash and cash equivalents increased by $68.2 million due to $95.0 million in net proceeds from maturing term deposits and $1.2 million in proceeds from the sale of marketable securities offset by $24.8 million in Donlin Gold funding and $3.3 million in corporate general and administrative costs.

Cash used in operating activities during the third quarter of 2026 was $2.4 million higher than the comparative prior year period. Cash provided by investing activities during the third quarter of 2026 increased by $331.6 million from the comparative prior year period primarily due to NOVAGOLD’s prior year payment of $210.1 million to complete the Donlin Gold Transaction, $137.0 million in net proceeds from maturing term deposits and $1.2 million in net proceeds from the sale of marketable securities, partially offset by $16.7 million of incremental Donlin Gold funding. Funding of Donlin Gold was higher in the third quarter of 2026 compared to the same period in 2025 due to the commencement of the Donlin Gold BFS in early-2026.

Cash provided by financing activities during the third quarter of 2026 decreased by $25.5 million from the comparative prior year period primarily due to $25.5 million in net proceeds from the exercise of an underwriter’s overallotment option related to the May 2025 equity offering received last year versus no financing activity during the third quarter of 2026.

Outstanding Share Data

As of October 2, 2026, the Company had 438,815,994 common shares issued and outstanding. Also, as of October 2, 2026, the Company had: i) a total of 24,703,125 warrants outstanding with an exercise price of $3.00 per share; ii) a total of 9,508,267 stock options outstanding; 8,153,267 with a weighted-average exercise price of $5.41 per share and the remaining 1,355,000 of those stock options with a weighted-average exercise price of C$7.23 per share; and iii) 1,902,400 PSUs; and iv) 339,973 deferred share units outstanding. Upon exercise or pay out, as applicable, of the foregoing convertible securities, the Company would be required to issue a maximum of 37,404,965 common shares.

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

Interest Rate Risk

The interest rate on the promissory note owed to Barrick is variable with the U.S. prime rate. Based on the amount owing on the promissory note as of August 31, 2026, and assuming all other variables remain constant, a 1% change in the U.S. prime rate would result in an increase/decrease of approximately $1.8 million in the interest accrued on the promissory note per annum.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2026. On the basis of this review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Lawsuits arising out of the Arrangement and the Transactions may be filed in the future. In addition, the Company has received demand letters on behalf of purported shareholders alleging that the Company’s preliminary proxy statement, filed on September 11, 2026, misrepresents and/or omits certain purportedly material information relating to the Company’s financial projections, the financial analyses performed by the Company’s financial advisors, potential conflicts of interest involving such financial advisors and the Company insiders and the negotiation process in connection with the Arrangement. The Company cannot predict the outcome of the demand letters or any lawsuits or other demand letters it may receive. The Company believes the claims asserted in the demand letters are without merit.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K. For risk factors related to the Transactions, please see the definitive proxy statement and management information circular filed with the SEC on October 5, 2026. The risk factors in our Annual Report on Form 10-K, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: October 8, 2026	NOVAGOLD RESOURCES INC.

	By:	/s/ Gregory A. Lang
Gregory A. Lang
President and Chief Executive Officer (principal executive officer)

By:	/s/ Peter Adamek
Peter Adamek
Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Arrangement Agreement, dated as of July 21, 2026, by and among NovaGold Corporation, NovaGold Resources Inc. and Paulson Advisers LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2026)

2.2

Master Implementation Agreement, dated as of July 21, 2026, by and among NovaGold Corporation, NovaGold Resources Inc., NovaGold Resources Alaska, Inc., Paulson Advisers LLC and Donlin Gold Holdings LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2026)

10.1

Contribution Agreement, dated as of July 21, 2026, by and between NovaGold Corporation and Paulson Advisers LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2026)

10.2

Investor Rights Agreement, dated as of July 21, 2026, by and between NovaGold Corporation and Paulson Advisers LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2026)

23.1	Consent of Paul Chilson
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Form of D&O Voting Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2026)
99.2	Form of Investor Voting Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2026)
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